Form 10-K
period 2020-12-31
TG THERAPEUTICS, INC.
filed 2021-03-01
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $2,163,126,348 as of June 30, 2020, based on the closing sale price of such stock as reported on the NASDAQ Capital Market.

There were 140,586,187 shares of the registrant’s common stock, $0.001 par value, outstanding as of February 24, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

TG THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, but are not limited to, statements about our:

●	our ability to establish and maintain a commercial infrastructure, and to successfully launch, market and sell UKONIQTM (umbralisib) in the U.S. and any products for which we obtain regulatory approval in the future;
●	the commercialization of UKONIQ and any future products, including the rate and degree of market acceptance and pricing and reimbursement;
●	the timing of and our ability to apply for, obtain and maintain regulatory approvals for our product candidates;
●	the initiation, timing, progress and results of our pre-clinical studies and clinic trials, including, without limitation, UNITY-CLL Phase 3 clinical trial, ULTIMATE I and II Phase 3 clinical trial and UNITY-NHL Phase 2b clinical trial;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to establish and maintain contractual relationships, on commercially reasonable terms, with third parties for manufacturing, distribution and supply, and a range of other support functions for our clinical development and commercialization efforts;
●	the implementation of our business model, strategic plans for our business, drug candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and product candidates;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	our ability to maintain and establish collaborations and enter into strategic arrangements, if desired;
●	our financial performance and cash burn management; and
●	developments relating to our competitors and our industry.

SUMMARY RISK FACTORS

Our business is subject to a number of risks of which you should be aware before making an investment decision. The risks described below are a summary of the principal risks associated with an investment in us and are not the only risks we face.  You should carefully consider these risks, the risk factors in Item IA, and the other reports and documents that we have filed with the Securities and Exchange Commission (“SEC”).

Risks Related to Commercialization

●	We have limited experience as a commercial company and the marketing and sale of UKONIQ (umbralisib) or any future approved products may be less successful than anticipated or unsuccessful.
●	If UKONIQ or any future approved product does not achieve broad market acceptance among physicians, patients, healthcare payors, and the medical community, the revenues that we generate from product sales will be limited.
●	If we are unable to maintain regulatory approval for UKONIQ or obtain or maintain regulatory approval for our drug candidates, or experience significant delays in doing so, our business will be materially harmed.
●	If the market opportunities for UKONIQ and future approved products are smaller than we estimate or if any approval that we obtain is based on a narrower patient population, our revenue will be adversely affected.
●	We face substantial competition for treatments for our target indications, which may result in others commercializing drugs before or more successfully than we do resulting in the reduction or elimination of our commercial opportunity.
●	If we are unable to establish additional commercial capabilities and infrastructure, we may be unable to generate sufficient revenue to sustain our business.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any of our approved products or drug candidates that we may develop.

Risks Related to our Financial Position and Need for Additional Capital

●	We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.
●	We will need to raise substantial additional funding. If we are unable to raise capital when needed, we will be forced to delay, reduce or eliminate some of our drug development programs or commercialization efforts.
●	Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

Risks Related to Drug Development and Regulatory Approval

●	We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the clinical development and commercialization of our drug candidates.
●	Our products and product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or significantly limit their commercial profile following marketing approval, if any.
●	Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials or receive regulatory approval. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be impacted, as more patient data or additional endpoints (including efficacy and safety) are analyzed.
●	Any product candidates we may advance through clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals.
●	A Fast Track or Breakthrough Therapy designation by the FDA may not actually lead to a faster development, regulatory review or approval process.
●	Although we have received orphan drug designation for UKONIQ and for some of our drug candidates for specified indications and may seek orphan drug designation for additional indications or drug candidates, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug status.

Risks Related to Governmental Regulation of the Pharmaceutical Industry

●	We are subject to extensive regulation, including new legislation, regulatory proposals and managed care initiatives, that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.
●	If we fail to comply with various healthcare laws and regulations, we may incur losses or be subject to liability.
●	If we fail to fail to comply with regulatory requirements, any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties.

Risks Related to our Dependence on Third Parties

●	If the third parties on which we rely to conduct our clinical trials and generate clinical, preclinical and other data necessary to support our regulatory applications do not perform their services as required, we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.
●	Our reliance on third parties for commercial and clinical supply of our products and product candidates increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
●	Because we have in-licensed our products and product candidates from third parties, any dispute with or non-performance by our licensors will adversely affect our ability to develop and commercialize the applicable product.

Risks Related to Intellectual Property

●	Our success depends upon our ability to obtain and protect our intellectual property and if the scope of our patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.
●	Our patent protection could be reduced or eliminated for non-compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
●	If we or our partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

Risks Related to COVID-19

●	Public health issues, and specifically the pandemic caused by COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.

General Risks Related to Our Business Organization and Governance, Strategy, Employees and Growth Management

●	We will need to develop and expand our business, which could disrupt our operations.
●	Our ability to continue our clinical development and commercialization activities will depend on our ability to attract and maintain key management and other personnel.
●	Certain of our executive officers, directors and other stockholders own more than 10% of our outstanding common stock and may be able to influence our management and the outcome of matters submitted to shareholders for approval.
●	Certain anti-takeover provisions in our charter documents and Delaware law could make a third-party acquisition more difficult, which could limit the price investors might be willing to pay for our common stock.

Our stock price is, and we expect it to remain, volatile, which could limit investors ability to sell stock at a profit.

PART I

 Unless the context requires otherwise, references in this report to “TG,” “Company,” “we,” “us” and “our” refer to TG Therapeutics, Inc. and our subsidiaries. Our name, logo and UKONIQ are trademarks or tradenames of TG Therapeutics, Inc.  All other trademarks, service marks or other tradenames appearing in this Annual Report on Form 10-K are the property of their respective owners.

ITEM 1. BUSINESS.

OVERVIEW

TG Therapeutics is a fully-integrated, commercial stage biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. In addition to an active research pipeline including five investigational medicines across these therapeutic areas, we have received accelerated approval from the U.S. Food and Drug Administration (FDA) for UKONIQ (umbralisib), for the treatment of adult patients with relapsed or refractory marginal zone lymphoma who have received at least one prior anti-CD20-based regimen and relapsed or refractory follicular lymphoma who have received at least three prior lines of systemic therapies. Currently, we have two programs in Phase 3 development for the treatment of patients with relapsing forms of multiple sclerosis (RMS) and patients with chronic lymphocytic leukemia (CLL) and several investigational medicines in Phase 1 clinical development. We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

FDA Accelerated Approval of UKONIQ

On February 5, 2021, we announced that the FDA granted accelerated approval of umbralisib, now referred to as UKONIQ, for the treatment of adult patients with relapsed or refractory Marginal Zone Lymphoma (MZL) who have received at least one prior anti-CD20 based regimen and adult patients with relapsed or refractory Follicular Lymphoma (FL) who have received at least three prior lines of systemic therapy. UKONIQ is the first and only, oral, once daily, inhibitor of phosphoinositide 3 kinase (PI3K) delta and casein kinase 1 (CK1) epsilon. Accelerated approval was granted for these indications based on overall response rate (ORR) data from the Phase 2b UNITY-NHL Trial (NCT02793583). Continued approval for these indications may be contingent upon verification and description of clinical benefit in a confirmatory trial. This application was granted priority review for the MZL indication. In addition, UKONIQ was granted Breakthrough Therapy Designation (BTD) for the treatment of MZL and orphan drug designation (ODD) for the treatment of MZL and FL.

Current Phase 3 or Registration Directed Clinical Trial Highlights:

We have initiated and enrolled several Phase 3 and registration-directed Phase 2b clinical trials (i.e., clinical trials that may support a marketing application for approval). The following are highlights from our current Phase 3 trials and registration-directed Phase 2b clinical trials:

●	UNITY-NHL Phase 2b Trial: UNITY-NHL is a broad Phase 2b registration-directed clinical trial designed to evaluate the efficacy and safety of umbralisib monotherapy and ublituximab and umbralisib (U2) combinations in patients with previously treated non-Hodgkin’s lymphoma (NHL). The trial is currently enrolling patients with relapsed/refractory marginal zone lymphoma (MZL), follicular lymphoma (FL), small lymphocytic lymphoma (SLL), and mantle cell lymphoma (MCL) to receive umbralisib either alone or in combination.
o	UMBRALISIB MONOTHERAPY MZL/FL COHORTS: The MZL and the FL single agent umbralisib cohorts of the UNITY-NHL trial met their primary endpoint of ORR. Data from these cohorts were presented in December 2020 at the 62nd American Society of Hematology annual meeting. In addition, data from the MZL and FL monotherapy cohorts were used to support a New Drug Application (NDA) for umbralisib to treat adult patients with relapsed or refractory MZL and FL, which was approved by the FDA on February 5, 2021.
●	UNITY-CLL Phase 3 Trial Evaluating Umbralisib plus Ublituximab (U2): UNITY-CLL is a global Phase 3 randomized controlled clinical trial comparing the U2 combination to an active control arm of obinutuzumab plus chlorambucil in patients with both treatment naive and relapsed or refractory CLL. Two additional arms evaluating single agent ublituximab and single agent umbralisib were also enrolled for purposes of evaluating contribution in the U2 combination regimen. The primary endpoint for this study is progression free survival (PFS). This trial is conducted under Special Protocol Assessment (SPA) with the FDA. In early December 2020, we initiated a rolling submission of a Biologics License Application (BLA) for ublituximab in combination with umbralisib as a treatment for patients with CLL, with the completion of the rolling submission targeted for the first half of 2021. On December 7, 2020, we presented safety and efficacy results from the UNITY- CLL trial at the American Society of Hematology (ASH) annual meeting, demonstrating that U2 significantly improved PFS over obinutuzumab plus chlorambucil (HR=0.54, p<0.0001) as well as ORR (p<0.001) in patients with CLL; with consistent PFS improvement across subgroups, including treatment naïve CLL (HR=0.48) and relapsed/refractory CLL (HR=0.60).
●	ULTIMATE I & II Trials Evaluating Single Agent Ublituximab in RMS: ULTIMATE I and ULTIMATE II are two independent Phase 3 trials. Each trial is a global, randomized, multi-center, double-blinded, double-dummy, active-controlled study comparing ublituximab to teriflunomide in subjects with relapsing forms of Multiple Sclerosis (RMS). The primary endpoint for each study is Annualized Relapse Rate (ARR) following 96 weeks of treatment which we intend to use to support a submission for approval of ublituximab in RMS. These trials are conducted under a SPA with the FDA. In December 2020, we announced positive topline results from the ULTIMATE I & II Phase 3 trials. Both studies met their primary endpoint of significantly reducing ARR (p<0.005 in each study) with ublituximab demonstrating an ARR of <0.10 in each of the studies with relative reductions of approximately 60% and 50% in ARR over teriflunomide observed in ULTIMATE I & II, respectively. Further analyses of the ULTIMATE I & II studies including safety and secondary endpoints are being conducted and detailed data is targeted to be presented in first half of 2021. Additionally, data from these studies are intended to support a BLA submission for ublituximab in RMS targeted in mid-year 2021.
●	ULTRA-V Phase 2 Trial Evaluating U2 plus Venetoclax in CLL: ULTRA-V is a Phase 2 open-label, multicenter, registration-directed clinical trial designed to investigate the efficacy and safety of U2 combined with venetoclax in subjects with treatment-naïve and relapsed or refractory CLL. The primary endpoint for the Phase 2 component of this study is ORR and Complete Response (CR) rate. The primary endpoints for this study are ORR and Complete Response (CR) rate.

CORPORATE INFORMATION

We were incorporated in Delaware in 1993. Our executive offices are located at 2 Gansevoort Street, 9th Floor, New York, New York 10014. Our telephone number is 1-877-575-TGTX(8489), and our e-mail address is info@tgtxinc.com.

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

STRATEGY

As a fully-integrated, commercial stage biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases, our key corporate objectives include:

●	Successfully commercializing UKONIQ in the U.S. for relapsed or refractory MZL and FL;
●	Completing U.S. regulatory submissions for U2 in CLL and ublituximab in MS;
●	Obtaining FDA approval for U2 in CLL, and ublituximab in MS;
●	Preparing for additional commercial launches and scaling commercialization capabilities to ensure, if approved, broad access to patients for the approved indications for umbralisib and ublituximab;
●	Developing U2 in NHL as well as in combination with other novel agents for CLL;

●	Advancing cosibelimab (TG-1501), TG-1701, and TG-1801 through clinical development and defining potential regulatory paths for these drug candidates either as single agents and in combination with umbralisib, ublituximab, and/or U2;
●	Building upon the MS clinical program to develop ublituximab in additional MS indications and other autoimmune diseases;
●	Continuing to expand our pipeline with mechanisms of importance to B-cell mediated diseases;
●	Evaluating potential strategic collaborations to maximize the value of our programs and B-cell directed platform; and
●	Maintaining our “patient first” culture as we grow our business.

Our Approach and Platform

Our approach to drug development is centered on developing solutions for patients rather than developing single therapies for a disease. Our process begins by identifying validated targets against B-cell diseases, and then searching for and, ideally, acquiring what we believe to be “best-in-class” compounds with complementary mechanisms against these targets, with the goal of developing multi-drug proprietary targeted combinations, which can potentially offer new treatment options for patients in need.

Our preference is to identify targets for which there is human clinical proof of concept that the mechanism is active in B-cell diseases and then to identify drug candidates that effectively modulate the desired molecular target. We identify these drug candidates at academic centers of excellence or in development at biotech companies or pharmaceutical companies globally. Our current drug candidates were acquired through license agreements, collaborations, or joint ventures with biopharmaceutical companies located in the US, France, Switzerland, India, and China. This approach enables us to minimize target risk while looking for the best available drug candidates around the world. By focusing on B-cell diseases and targets with a known activity profile, we believe that we can quickly identify the patients most likely to respond, resulting in a more efficient development path with the potential for a greater likelihood of success. Importantly, since our drug candidates have complementary mechanisms of action, we can rapidly explore combination therapies, which we believe is essential to improving outcomes for patients and may hold the key to potentially identifying cures for patients with B-cell diseases.

Our approach is enabled by our clinical development platform which includes:

●	An internal team with a deep understanding of B-cell diseases and significant experience successfully pioneering innovative treatments for these complex diseases; and
●	A vast external network of more than 350 community and academic clinical trial sites with significant experience researching B-cell diseases.

B-CELL DISEASES OVERVIEW

The constellation of diseases that arise from abnormally growing or behaving B-cells is substantial. One group of diseases related to abnormal B-cell growth is malignant lymphomas, including NHL and CLL. There are over 80 types of NHL, approximately 40 to 50 of which are due to malignant B-cells. These diseases can include some of the slowest and fastest growing cancers known to medicine. Some of the more common B-cell malignancies include MZL, FL, SLL and CLL.

The other major group of diseases caused by abnormally functioning B-cells is autoimmune disorders. These diseases may result from inappropriate production of antibodies from the B-cells. These antibodies cannot discriminate “self” from “non-self,” and inadvertently mount a disabling immune response against normal organs. Examples of common and very debilitating autoimmune disorders for which abnormally functioning B-cells have been implicated include MS and rheumatoid arthritis (RA).

The Company’s current clinical programs are focused on MZL, FL, CLL and MS.

Marginal Zone Lymphoma Overview

MZL comprises a group of indolent (slow growing) mature B-cell non-Hodgkin lymphomas (NHLs). MZL is generally considered a chronic and incurable disease. With an annual incidence of approximately 8,200 newly diagnosed patients in the United States MZL is the third most common B-cell NHL, accounting for approximately ten percent of all NHL cases. MZL consists of three different subtypes: extranodal MZL of the mucosal-associated lymphoid tissue (MALT), nodal marginal zone lymphoma (NMZL), and splenic marginal zone lymphoma (SMZL).

Follicular Lymphoma Overview

FL is typically an indolent form of NHL that arises from B-lymphocytes. It is the second most common form of NHL. FL is generally not curable and is considered a chronic disease, as patients can live for many years with this form of lymphoma. With an annual incidence in the United States of approximately 13,200 newly diagnosed patients FL is the most common indolent lymphoma accounting for approximately 17 percent of all NHL cases.

Chronic Lymphocytic Leukemia Overview

Chronic lymphocytic leukemia (CLL) is the most common type of adult leukemia. It is estimated there will be more than 20,000 new cases of CLL diagnosed in the United States in 2020 and approximately 45,000 new cases globally in 2020. Although signs and symptoms of CLL may disappear for a period of time after initial treatment, the disease is considered incurable and many people will require additional treatment due to the return of malignant cells.

Multiple Sclerosis Overview

Relapsing multiple sclerosis (RMS) is a chronic demyelinating disease of the central nervous system (CNS) and includes people with relapsing-remitting multiple sclerosis (RRMS) and people with secondary progressive multiple sclerosis (SPMS) who continue to experience relapses. RRMS is the most common form of multiple sclerosis (MS) and is characterized by episodes of new or worsening signs or symptoms (relapses) followed by periods of recovery. It is estimated that nearly 1 million people are living with MS in the United States and approximately 85% are initially diagnosed with RRMS. The majority of people who are diagnosed with RRMS will eventually transition to SPMS, in which they experience steadily worsening disability over time. Worldwide, more than 2.3 million people have a diagnosis of MS.

OUR PRODUCTS UNDER DEVELOPMENT

We have leveraged our B-cell platform to develop a robust drug pipeline of both targeted orally available, potent and selective small molecule kinase inhibitors and intravenously delivered “off-the-shelf” immunotherapies that leverage the patient’s own immune system to fight cancer. We currently license worldwide development and commercial rights, subject to certain limited geographical restrictions, to all of our pre-clinical and clinical programs. The following table summarizes our most advanced drug candidates as of February 2021.

Clinical Drug Candidate (molecular target)	Initial Target Disease	Stage of Development (pivotal study)
Ublituximab (anti-CD20/mAb)	Chronic Lymphocytic Leukemia	Phase 3 trial (UNITY-CLL)
	Multiple Sclerosis	Phase 3 trials (ULTIMATE I and II)

Umbralisib (PI3K delta and CK1 epsilon inhibitor)	Chronic Lymphocytic Leukemia	Phase 3 trial (UNITY-CLL)
	Marginal Zone Lymphoma	Phase 2b trial (UNITY-NHL)
	Follicular Lymphoma	Phase 2b trial (UNITY-NHL)
Cosibelimab (anti-PDL1)	B-cell Cancers	Phase 1 trial
TG-1701 (BTK inhibitor)	B-cell Cancers	Phase 1 trial
TG-1801 (anti-CD47/CD19)	B-cell Cancers	Phase 1 trial

Ublituximab Overview

Ublituximab is an investigational glycoengineered monoclonal antibody that targets a unique epitope on CD20-expressing B-cells. When ublituximab binds to the B-cell it triggers a series of immunological reactions (including antibody-dependent cellular cytotoxicity (ADCC) and complement dependent cytotoxicity (CDC), leading to destruction of the cell. Additionally, ublituximab is uniquely designed to lack certain sugar molecules normally expressed on the antibody. Removal of these sugar molecules, a process called glycoengineering, has been shown to enhance the potency of ublituximab, especially the ADCC activity.

Targeting CD20 using monoclonal antibodies has proven to be an important therapeutic approach for the management of B-cell malignancies and autoimmune disorders, both diseases driven by the abnormal growth or function of B-cells.

Ublituximab is being evaluated in pivotal and early phase clinical trials for patients with NHL, CLL, and RMS.   In December 2020, we announced initiation of a rolling BLA submission of ublituximab in combination with umbralisib for the treatment of CLL based on the results of the UNITY-CLL Phase 3 trial.

Umbralisib - UKONIQ Overview

Umbralisib is an oral inhibitor of PI3K-delta and CK1-epsilon administered once daily. The phosphoinositide-3-kinases (PI3Ks) are a family of enzymes involved in many important cellular functions, including cell proliferation and survival, cell differentiation, intracellular trafficking, and immunity.

There are 4 isoforms of PI3K (alpha, beta, delta, and gamma), of which the delta isoform is highly expressed in hematopoietic cells and malignant lymphoid diseases. Dysregulation of the PI3K pathway is among one of the most commonly mutated pathways across all of cancer biology.  Umbralisib is highly selective for the delta isoform of PI3K and has limited to no impact on the other PI3K isoforms. Umbralisib also inhibits casein kinase 1 epsilon (CK1-epsilon). CK1-epsilon is a major regulator of oncoprotein translation, which drives growth and survival of lymphoma cells, including c-Myc. A manuscript titled, "Silencing c-Myc Translation as a Therapeutic Strategy through Targeting PI3K Delta and CK1 Epsilon in Hematological Malignancies," was published in the First Edition section of Blood, the Journal of the American Society of Hematology. Importantly, the manuscript for the first time reported on umbralisib’s unique complimentary mechanism of inhibiting the protein kinase casein kinase-1 epsilon (CK1e), which may lead to a differentiated safety profile by supporting T regulatory cells, a part of the immune system necessary to protect against autoimmune mediated toxicities.

We are commercializing umbralisib in the U.S. for the treatment of relapsed or refractory MZL and FL under the brand name UKONIQ.   In February 2021, we obtained accelerated approval of UKONIQ by the FDA for the treatment of adult patients with relapsed or refractory MZL who have received at least 1 prior anti-CD20-based regimen and adult patients with relapsed or refractory FL who have received at least 3 prior lines of systemic therapy.  Both indications were approved based on overall response rate observed in the UNITY-NHL trial.  Continued approval for these indications may be contingent upon verification and description of clinical benefit in a confirmatory trial.  In December 2020, we announced initiation of a rolling BLA submission of umbralisib in combination with ublituximab for the treatment of CLL based on the results of the UNITY-CLL trial.  In addition, we are studying umbralisib in combination regimens with ublituximab and other treatments, including venetoclax and TG-1701, our investigational Bruton's tyrosine kinase (BTK) inhibitor.

Early Clinical Development of Ublituximab and Umbralisib

Single Agent Ublituximab (TG-1101) in Relapsed/Refractory NHL & CLL

In February 2017, data from the Phase 1/2 trial of ublituximab (TG-1101) were published in the British Journal of Haematology in a manuscript titled “A phase 1/2 trial of ublituximab, a novel, glycoengineered anti-CD20 monoclonal antibody, in patients with B-cell non-Hodgkin lymphoma or chronic lymphocytic leukemia previously exposed to rituximab”.

Single Agent Ublituximab (TG-1101) in Relapsing Forms of Multiple Sclerosis

In May 2016, we commenced our first study of ublituximab in patients with RMS, a chronic demyelinating disease of the CNS. The study, entitled "A Placebo-Controlled Multi-Center Phase 2 Dose Finding Study of Ublituximab, a Third-Generation Anti-CD20 Monoclonal Antibody, in Patients with Relapsing Forms of Multiple Sclerosis," was led by Edward Fox, MD, PhD, Director of the Multiple Sclerosis Clinic of Central Texas and Clinical Associate Professor at the University of Texas Dell Medical School in Austin, TX. The

primary objective of the study was to determine the optimal dosing regimen for ublituximab with a focus on accelerating infusion times. In addition to monitoring for safety and tolerability at each dosing cohort, B-cell depletion and established MS efficacy endpoints were also evaluated.

In October 2018, final data from this Phase 2 study were presented at the 34th Congress of the European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS) meeting in Berlin, Germany. The presentation included final data on all 48 patients enrolled in the study through 48 weeks of treatment. Ublituximab was well tolerated across all patients including those receiving rapid infusions, as low as a one hour for the 450mg dose currently being studied in the Phase 3 ULTIMATE program and no study drug related discontinuations occurred. Median B cell depletion was >99% at the primary analysis point of Week 4 (n=48) and maintained at Week 24 and Week 48. Ublituximab also completely eliminated all (100%) T1 Gd-enhancing lesions at Week 24 and maintained complete elimination at Week 48 (n=46) and an ARR of 0.07 was observed with 93% of subjects relapse free at Week 48.

In October of 2019, at the 35th Congress of the ECTRIMS meeting in Stockholm, Sweden, we re-presented the final 48-week data from the Phase 2 trial, and also presented long-term follow-up data for 45 patients from the Phase 2 trial that enrolled into the Open Label Extension (OLE) trial. With a median duration of follow-up of 124.7 weeks, ublituximab continued to be well tolerated, no subjects discontinued due to an adverse event (AE) related to ublituximab, and AEs deemed at least possibly related to ublituximab were infrequent with all patients dosed at 450mg administered in a one-hour infusion. Additionally, infusion related reactions (IRRs) were rare during the OLE, occurring in only 5 patients (11%) all Grade 1 or 2.

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

In addition to the above Phase 1 trials for ublituximab and umbralisib, the following Phase 1 and Phase 2 studies were conducted:

●	Phase 1/2 Study of Umbralisib, Ublituximab and Venetoclax in patients with relapsed or refractory CLL – In December 2020, we presented data from patients with relapsed/refractory CLL treated with the triple therapy combination of ublituximab, umbralisib and venetoclax during the 62nd ASH annual meeting and exposition. At the time of presentation, 43 patients were evaluable for safety and 29 were evaluable for efficacy. The triple therapy regimen was administered with 3 cycles of U2 as induction in cycles 1 through 3, U2 plus venetoclax in cycles 4,5 and 6, followed by umbralisib plus venetoclax in cycles 7 through 12 in patients with R/R CLL. Patients with centrally confirmed undetectable minimal residual disease (uMRD) in the bone marrow after cycle 12 were permitted to stop all therapy, while MRD detectable patients continued on single agent umbralisib. Among evaluable patients, ORR was 77% (30/39) after cycle 3 (U2 only), 100% (31/31) after cycle 7, and 100% (27/27) after cycle 12. Among the 27 patients who finished 12 cycles of therapy, 41% achieved a complete response (CR) by iwCLL criteria, 96% achieved undetectable MRD in the peripheral blood and 77% achieved undetectable MRD in the bone marrow. At a median follow up of 15.6 months (n=43), only 1 patient has progressed, occurring 10 months after stopping treatment in cycle 12. Grade 3/4 adverse events occurring in > 5% of patients were neutropenia (21%), leukopenia (12%), infusion related reactions (7%), anemia (5%), and diarrhea (5%). No TLS events were observed during venetoclax administration, with one TLS event occurring prior to venetoclax administration.
●	Phase 1 Study of TG-1701, a Once-Daily BTK inhibitor, as a Single Agent and in Triple Combination with Umbralisib and Ublituximab in patients with relapsed or refractory NHL and CLL – In December 2020, we presented data from patients with relapsed/refractory NHL and CLL treated with TG-1701 monotherapy and the triple therapy combination of TG-1701, umbralisib and ublituximab during the 62nd ASH annual meeting and exposition. A total of 102 patients with R/R CLL or b-cell lymphoma have been treated with TG-1701, with patients receiving monotherapy in the dose-escalation cohort (n=25) or in the 200 mg dose-expansion cohort (n=61), or TG-1701 in combination with U2 in the dose escalation cohort (n=16). TG-1701 monotherapy was well tolerated and the maximum tolerated dose was not reached up through 400 mg QD. Grade 3/4 adverse events (AE) occurring in >10% of patients treated with TG-1701 monotherapy were limited and included ALT increase (12%), all of which were patients treated with 400 mg QD. At the target single-agent Phase 2 dose of 200mg (QD) (n=61), AEs of special interest included Grade 3 hypertension (1.6%), atrial fibrillation (1.6%), and no instances of major bleeding observed. Grade 3/4 AEs occurring in >10% of patients treated with U2+1701 were ALT increase (25%), AST increase (19%) and neutropenia (12%). At a median follow up of 7 months in the 200 mg QD monotherapy expansion cohorts, preliminary overall response rates (ORR) were: 95% (19/20) in CLL, 50% (6/12) in mantle cell lymphoma (MCL), and 95% (18/19) in Waldenstrom macroglobulinemia (WM). At a median follow up of 12 months, the 1701+U2 dose escalation (using doses of 100mg to 300 mg QD of TG-1701) resulted in 79% ORR, with 22% CR rate across patients with WM, CLL, MZL, diffuse large B-cell lymphoma (DLBCL) and FL (n=14).
●	Ublituximab in Combination with Umbralisib with/without ibrutinib or bendamustine for Relapsed/Refractory NHL & CLL— In November 2013, we initiated a multi-center, Phase I study to evaluate the safety and efficacy of the combination of U2, for patients with relapsed and/or refractory CLL and NHL. The MD Anderson Cancer Center was the lead center for this clinical trial. Additional cohorts were added to this study to explore the triple therapy combination of U2 plus ibrutinib and the triple therapy combination of U2 plus bendamustine. Both U2 and the triplet combinations demonstrated acceptable levels of tolerability with promising activity. Data highlights include the following:
o	Ublituximab plus Umbralisib (U2):
◾	In September of 2019, results from the Phase I/IB combination trial of U2 were published in Blood, the Journal of the American Society of Hematology in a manuscript titled, “Ublituximab and Umbralisib in Relapsed/ Refractory B-cell Non-Hodgkin Lymphoma and Chronic Lymphocytic Leukemia”. The paper includes safety and efficacy information from 22 patients with CLL or SLL and 53 patients with NHL treated with the combination of U2. Safety data was available from all 75 patients and demonstrated that the U2 combination was well tolerated with the majority of adverse events (AEs) being grade 1 or 2 in severity and no maximum tolerated dose achieved in either CLL or NHL. Importantly, U2 exhibited low rates of immune-mediated toxicities, typically associated with other PI3K-delta inhibitors including colitis, pneumonia/pneumonitis, or hepatic toxicity, and discontinuations due to AEs were limited (13%).Efficacy data was available from 69 patients and showed the combination to be highly active with a 72.5% clinical benefit rate (defined as patients obtaining a Complete Response, Partial Response, or Stable Disease) across all subtypes of B-cell cancers enrolled in the study. Of note, a median PFS of 27.57 months was observed in patients with relapsed/refractory CLL (n=15) treated at therapeutic dose levels of umbralisib and a 65% ORR was observed in patients relapsed/refractory indolent NHL (n=20), including a 100% ORR amongst MZL patients (n=5).
o	U2 plus Bendamustine: In December 2018, updated data for the U2 plus bendamustine cohort was presented at the 60th ASH Annual Meeting. Overall, the U2 plus bendamustine combination was well tolerated and highly active in patients with advanced indolent and aggressive NHL, including those not eligible for HD/SCT or CD19 CART therapy. Efficacy highlights from this poster included an 85% (11 of 13) ORR including a 54% CR rate in patients with relapsed or refractory FL.
o	U2 plus Ibrutinib: In January 2019, we announced the publication of results from the U2 plus ibrutinib cohort in The Lancet Haematology in a manuscript titled, “Tolerability and activity of ublituximab, umbralisib, and ibrutinib in patients with chronic lymphocytic leukemia and non-Hodgkin lymphoma: a phase 1 dose escalation and expansion trial”. Safety data was available from 46 patients and the triple combination of ublituximab, umbralisib, and ibrutinib was well tolerated with a manageable adverse event profile and no maximum tolerated dose achieved for the combination. Efficacy data was available from 44 patients and showed the U2 plus ibrutinib combination to be highly active. The ORR amongst all evaluable patients was 84%, with 100% (22 of 22) of patients with CLL/SLL achieving a response, including 36% achieving a CR. Among patients with NHL, 68% (15 of 22) achieved a response, including a 71% ORR in FL (n=7), a 100% ORR in MZL (n=3), and a 100% ORR in MCL (n=6).

●	Umbralisib as a single agent in CLL patients who are intolerant to prior BTK inhibitor or PI3K delta inhibitor therapy— In December 2020, we announced the publication of results from 51 patients with CLL who were intolerant to prior BTK or PI3K delta inhibitor therapy who were then treated with single agent umbralisib in Blood, the Journal of the American Society of Hematology. Umbralisib demonstrated a favorable safety profile with only 12% of patients discontinuing due to an umbralisib related adverse event, of which only one patient discontinued due to a recurrent AE also experienced with prior kinase inhibitor therapy. Most common (≥5%) grade ≥3 AEs on umbralisib (all causality) were neutropenia (18%), leukocytosis (14%), thrombocytopenia (12%), pneumonia (12%), and diarrhea (8%). As of the data presentation, over half of the patients enrolled had been on umbralisib for a duration longer than their prior kinase inhibitor. The estimated median progression free survival (PFS) was 23.5 months (95% confidence interval: 13.1 – Not Estimable). Enrollment is now closed with patients continuing to be followed. In December 2020, data from this trial was described further in the manuscript entitled, “Phase 2 Study of the Safety and Efficacy of Umbralisib in Patients with CLL Who Are Intolerant to BTK or PI3Kδ Inhibitor Therapy,” which was published online in the First Edition section of Blood, the Journal of the American Society of Haematology.
●	Phase 2 trial of Umbralisib plus Ibrutinib in patients with relapsed or refractory CLL and MCL— In December 2018, we announced the publication of results from the multicenter Phase 1/1b trial of umbralisib in combination with ibrutinib, the oral BTK inhibitor, in Lancet Haematology. This investigator-initiated trial was conducted at Dana-Farber Cancer Institute and four additional centers across the USA in collaboration with the Leukemia and Lymphoma Society, Blood Cancer Research Partnership with funding by TG Therapeutics. The publication includes safety and efficacy information from a total of 42 relapsed or refractory patients, 21 with CLL and 21 with MCL. In this study, the combination of umbralisib and ibrutinib was well tolerated and consistent with the additive toxicity profile of the two drugs individually. No dose-limiting toxicities were observed, and the maximum-tolerated dose of umbralisib when combined with ibrutinib was not reached. The recommended phase 2 dose of umbralisib when given in combination with ibrutinib was 800 mg once daily. Importantly, serious immune-mediated toxicities were not observed with this combination, as had previously been reported with combinations of different agents targeting this pathway, with only one case of transient Grade 3 transaminitis and no Grade 3/4 colitis or pneumonitis. The combination of umbralisib and ibrutinib was also clinically active, with 90% of relapsed/refractory CLL patients achieving an overall response (n=19), of which 62% (n=13) achieved a partial response or partial response with lymphocytosis, and 29% (n=6) achieved a complete response. Of the 21 patients treated with MCL, 67% (n=14) achieved an overall response, of which 48% (n=10) achieved a partial response and 19% (n=4) achieved a complete response. In June 2020, updated long term data from this trial were presented at the 25th European Hematology Association (EHA) Annual Congress. As of the updated data cutoff, 42 patients were evaluable for safety and efficacy (21 CLL patients and 21 MCL patients). With long term follow up (median follow-up of 43.5 months (range 8.4-61), there were no cumulative or recurrent late onset toxicities observed. In relapsed/refractory CLL, the overall response rate was 95% including a 29% complete response (CR) rate, and the 4-year Progression-free Survival (PFS) and Overall Survival (OS) were 78% and 90%, respectively. In relapsed/refractory MCL, the ORR was 71% with a 24% CR rate, and median PFS and OS were 10.8 and 30.7 months, respectively.
●	Phase 2 trial of Ublituximab plus Ibrutinib in patients with relapsed or refractory CLL and Mantle Cell Lymphoma (MCL)— In December 2013, we initiated a multi-center Phase 2 clinical trial to evaluate the safety and efficacy of the combination of ublituximab and ibrutinib for patients with CLL and MCL. Jeff P. Sharman, MD, Medical Director, Hematology Research, US Oncology Network, was the Study Chair. This trial has completed enrollment. Final data from the MCL cohort of this study was presented at the 57th ASH meeting held in December 2015, with data from the CLL cohort published in the British Journal of Haematology in December 2016. The combination displayed marked clinical activity, reporting an 88% (35/41) response rate in patients with CLL, a 95% (19/21) response rate in those CLL patients with high-risk cytogenetics, and an 87% (13/15) response rate in patients with MCL.
●	Additional early combination studies utilizing umbralisib with approved agents— Umbralisib has been evaluated in combination with the anti-CD30 antibody drug conjugate, brentuximab vedotin, in patients with relapsed or refractory Hodgkin lymphoma and in combination with the JAK inhibitor, ruxolitinib, in patients with Myelofibrosis or Polycythemia Vera. Additional investigator sponsored trials are also underway which are combining umbralisib and or the U2 combination with other approved agents for the treatment of B-cell malignancies.

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

●	UNITY-NHL MZL Single Agent Umbralisib Cohort: The MZL cohort enrolled adult patients who had at least one prior line of therapy that included an anti-CD20 monoclonal antibody. This cohort was designed to evaluate the safety and efficacy of single agent umbralisib and the primary endpoint is ORR as determined by Independent Review Committee (IRC) assessment. Secondary endpoints include safety, duration of response, and progression-free survival (PFS).

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

In December 2020, at the American Society of Hematology Annual meeting results from the MZL and FL/SLL umbralisib monotherapy cohorts of the UNITY-NHL were presented.

●	UNITY-NHL FL/SLL Single Agent Umbralisib Cohort: The FL/SLL cohort enrolled adult patients who had two or more prior lines of therapy that included an anti-CD20 monoclonal antibody and an alkylating agent. In October 2019, we announced that the FL patients within this cohort met the primary endpoint of ORR as determined by Independent Review Committee (IRC) for all treated follicular lymphoma patients (n=118). In March 2020, the US FDA granted orphan drug designation to umbralisib, for the treatment of patients with FL. As noted above, in December 2020, at the ASH meeting results from the MZL and FL/SLL umbralisib monotherapy cohorts of the UNITY-NHL were presented.
●	UKONIQ Approval: On February 5, 2021, we announced the US FDA granted accelerated approval of umbralisib, now referred to as UKONIQ, for the treatment of adult patients with relapsed or refractory MZL who have received at least one prior anti-CD20 based regimen and adult patients with relapsed or refractory FL who have received at least three prior lines of systemic therapy. Accelerated approval was granted for these indications based on overall response rate (ORR) data from the Phase 2 UNITY-NHL Trial (NCT02793583). Continued approval for these indications may be contingent upon verification and description of clinical benefit in a confirmatory trial.
●	UNITY-NHL Additional Cohorts: There are additional exploratory cohorts of the UNITY-NHL trial focused on Diffuse Large B-Cell Lymphoma (DLBCL) and Mantle Cell Lymphoma (MCL). In total, there are currently four cohorts in the UNITY-NHL trial including, MZL, FL/SLL, DLBCL, and MCL. Each cohort is enrolled and evaluated separately from the others.

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

In September 2015, we reached an agreement with the FDA regarding a SPA on the design, endpoints, and statistical analysis approach of the UNITY-CLL Phase 3 trial. The SPA provides agreement that the Phase 3 trial design adequately addresses objectives that, if met, would support the regulatory submission for drug approval of both ublituximab and umbralisib in combination.

In May 2017, a pre-specified interim analysis was conducted to assess contribution of each single agent in the ublituximab plus umbralisib combination regimen, which allowed for the early termination of both single agent arms. A second interim analysis was planned to evaluate ORR to support accelerated approval when all patients in the U2 arm and the active control arm had at least 6 months of follow-up. In September 2018, we announced that the independent Data Safety Monitoring Board (DSMB) reviewed ongoing data from the trial and advised us that the second interim analysis of ORR could not be conducted at that time as the data were not sufficiently mature to conduct the analysis. Given the uncertainty surrounding the timing and outcome of the ORR analysis, as well as the significant regulatory hurdles associated with accelerated approval in CLL, we decided to continue to conduct the trial under the SPA and seek full approval for U2 in patients with CLL based on the PFS endpoint, if positive.

In May 2020, we announced the UNITY-CLL trial met the primary endpoint of improved PFS (p<.0001) and the trial would be stopped early for superior efficacy observed at the interim analysis.

In October 2020, we announced the US FDA granted Fast Track designation to the combination of ublituximab and umbralisib for the treatment of adult patients with CLL. The US FDA previously granted Orphan Drug Designation (ODD) covering ublituximab in combination with umbralisib for the treatment of CLL.

On December 1, 2020, we initiated a rolling submission of a BLA to the US FDA requesting approval of ublituximab, in combination with umbralisib, as a treatment for patients with CLL, with completion of the rolling submission for the BLA expected in the first half of 2021.

On December 7, 2020, we presented safety and efficacy results from the UNITY- CLL trial at the ASH annual meeting, demonstrating that U2 significantly improved PFS over obinutuzumab plus chlorambucil (HR=0.54, p<0.0001) as well as ORR (p<0.001) in patients with CLL; with consistent PFS improvement across treatment naïve CLL (HR=0.48) and relapsed/refractory CLL (HR=0.60). Grade 3/4 Adverse Events (AEs) of clinical interest (U2 vs O+Chl) included elevated ALT (8.3% vs 1.0%), elevated AST (5.3% vs 2.0%), non-infectious colitis (1.9% vs 0%), infectious colitis (0.5% vs 0.5%), pneumonitis (0.5% vs 0%), rash (2.4% vs 0.5%), and opportunistic infections (5.8% vs. 1.5%).

GENUINE Phase 3 Trial Evaluating Ublituximab plus Ibrutinib: GENUINE is a randomized controlled clinical trial evaluating patients with previously treated CLL with specific high-risk cytogenetic abnormalities. Patients in this trial were randomized to receive either ublituximab plus ibrutinib or ibrutinib alone. In February 2021, final results from this trial were published in The Lancet Haematology, in a manuscript titled, “A Phase 3, Randomized Trial of Ublituximab Plus Ibrutinib for Patients With Relapsed/Refractory High-Risk Chronic Lymphocytic Leukemia”.

ULTIMATE I & II Trials Evaluating Single Agent Ublituximab in RMS: ULTIMATE I and ULTIMATE II are two independent Phase 3 trials. Each trial is a global, randomized, multi-center, double-blinded, double-dummy, active-controlled study comparing ublituximab to teriflunomide in subjects with RMS. The primary endpoint for each study is ARR following 96 weeks of treatment which we intend to use to support a submission for approval of ublituximab in RMS. Each trial was designed to enroll approximately 440 subjects, randomized in a 1:1 ratio.  This program is being led by Lawrence Steinman, MD, George A. Zimmermann Professor and Professor of Pediatrics, Neurology and Neurological Sciences at Stanford University.

In August 2017, we reached an agreement with the FDA regarding an SPA on the design of the ULTIMATE I and ULTIMATE II trials, for the treatment of RMS.  The SPA provides agreement that the two Phase 3 trial designs adequately address objectives that, if met, would support the regulatory submission for approval of ublituximab in RMS.

In August 2018, we announced that target enrollment into the ULTIMATE I and II trials had been achieved, and that enrollment would continue into September 2018 to allow identified patients to participate in the study. At completion of full enrollment in October of 2018, approximately 1,100 subjects were enrolled in both studies combined.

In October 2019, at the 35th Congress of ECTRIMS, we presented the ULTIMATE I & II Phase 3 program trial design and demographic data. The presentation concluded that patient baseline characteristics were consistent with a typical RMS population.

In December 2020, we announced positive topline results from the ULTIMATE I & II trials. Both studies met their primary endpoint of significantly reducing ARR (p<0.005 in each study) with ublituximab demonstrating an ARR of <0.10 in each of the studies. Relative reductions of approximately 60% and 50% in ARR over teriflunomide were observed in ULTIMATE I & II, respectively. Further analyses of the ULTIMATE I & II studies including safety and secondary endpoints are being conducted and detailed data is targeted to be presented in first half of 2021. Additionally, data from these studies are intended to support a BLA submission for ublituximab in RMS targeted in mid-year 2021.

ULTRA-V Phase 2 Trial Evaluating U2 plus Venetoclax in CLL: ULTRA-V is a Phase 2 open-label, multicenter, registration-directed clinical trial designed to investigate the efficacy and safety of U2 combined with venetoclax in subjects with treatment naïve and relapsed or refractory CLL. The primary endpoints for this trial are ORR and CR rate.

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

We are currently evaluating TG-1701 in a Phase 1, multi-center, dose-escalation clinical trial in patients with B-cell malignancies. This trial is designed to evaluate the safety and tolerability of TG-1701 alone and in combination with U2 in adults with B-cell malignancies and determine the recommended Phase 2 dose. Key secondary objectives include evaluation of pharmacokinetics (PK), pharmacodynamics, and preliminary anticancer activity.  Preliminary data from this Phase 1 study was presented at ASH 2020 (described above).

TG-1801 (anti-CD47/anti-CD19 bispecific monoclonal antibody) Overview

TG-1801 is a first-in-class, bispecific CD47 and CD19 antibody. It is the first therapy to target both CD19, a B-cell specific market widely expressed across B-cell malignancies, and CD47, the "don’t eat me" signal used by both healthy and tumor cells to evade macrophage mediated phagocytosis. CD47 is expressed ubiquitously on normal cells, including red blood cells and platelets. CD19 is a specific B-cell marker, expressed early during pre-B cell ontogeny and until terminal differentiation into early plasma cells. The majority of B-cell lineage malignancies (more than 90%) express CD19, including NHL, CLL and acute lymphoblastic leukemia (ALL). Tumor B-cells that have lost the expression of CD20 after anti-CD20 mAb therapy, have been found to maintain the expression of CD19, making CD19 an attractive target in the treatment of B cell malignancies. By co-targeting both CD47 and CD19, TG-1801 has the potential to overcome the limitations of existing CD47 targeted therapies by avoiding the side effects caused by indiscriminate blockade of CD47 on healthy cells. In addition to potentially enhancing tolerability, the co-targeting of CD19 by TG-1801 may provide a secondary mechanism of direct anti-tumor activity through the engagement of effector cells and induction of ADCC.

TG-1801 binds to human CD19 with significantly higher affinity than towards CD47. This difference between its affinity to CD19 and CD47 allows TG-1801 to bind and selectively block CD47 on CD19+ B-cells but not on CD19- red blood cells or platelets in human peripheral blood.

In in vitro assays, TG-1801 induces antibody-dependent cellular phagocytosis (ADCP) and ADCC of malignant tumor B-cell lines and primary tumor B-cells from patients with B-cell acute lymphoblastic leukemia (B-ALL), B-cell chronic lymphocytic leukemia (B-CLL) and numerous subtypes of NHL.

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

Generally, patent applications in the U.S. are maintained in secrecy for a period of 18 months or more. Since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we are not certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file those patent applications. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. If our competitors prepare and file patent applications in the U.S. that claim technology also claimed by us, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent. However, the life of a patent covering a product that has been subject to regulatory approval may have the ability to be extended through the patent restoration program, although any such extension could still be minimal. If a patent is issued to a third party containing one or more preclusive or conflicting claims, and those claims are ultimately determined to be valid and enforceable, we may be required to obtain a license under such patent or to develop or obtain alternative technology. In the event of litigation involving a third-party claim, an adverse outcome in the litigation could subject us to significant liabilities to such third party, require us to seek a license for the disputed rights from such third party, and/or require us to cease use of the technology. Further, our breach of an existing license or failure to obtain a license to technology required to commercialize our products may seriously harm our business. We also may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. Litigation would involve substantial costs.

We, or those companies from which we have licensed our drug candidates, file patent applications directed to our drug candidates in an effort to establish intellectual property positions regarding these new chemical entities as well as uses of these new chemical entities in the treatment of diseases. We also file patent applications directed to novel combinations of our drugs together and with drugs developed by others. The intellectual property portfolios for our most advanced drug candidates as of February 2021 are summarized below. Each of these portfolios contains one or more pending patent applications covering our products and product candidates and uses and combinations thereof.  For those patents, prosecution is in progress. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO is often significantly narrowed by the time they issue, if they issue at all. This may be the case with respect to our pending patent applications referred to below.

UKONIQ (umbralisib)

Pursuant to our license for UKONIQ with Rhizen, we have the exclusive commercial rights to a series of patents and patent applications in the U.S. and multiple countries around the world. The patent applications include composition of matter patents relating to the structure, mechanism of action, and formulation for UKONIQ as well as method of use patents which cover use of UKONIQ in combination with various agents and for various therapeutic indications.

The composition of matter patent for UKONIQ has been issued in the U.S., Europe, and other jurisdictions, including Canada, China, Korea, Japan, and Australia.  The expected expiration of the composition of matter patent is 2033, exclusive of patent term extensions, which could result in later expiration dates. Applications are pending in other jurisdictions. We also have a method of use patent on the combination of UKONIQ and ublituximab, which has been issued in the U.S., Europe, and other jurisdictions, including Australia, China, Korea, and Japan, and is pending in other territories.  The expected expiration of the method of use patent for the combination of UKONIQ and ublituximab is 2033.

Ublituximab

Pursuant to our license for ublituximab with LFB Biotechnologies, GTC Biotherapeutics, and LFB/GTC LLC, we have the exclusive commercial rights to a series of patents and patent applications in the U.S. and in multiple countries around the world, as well as a non-exclusive license to additional background patent rights. These patents and patent applications include composition of matter patents relating to the structure and mechanism of action for ublituximab, as well as method of use patents which cover use of ublituximab in combination with various agents and for various therapeutic indications.

The composition of matter patent for ublituximab has been issued in the U.S., Europe and other jurisdictions, including Australia, Canada, China, Japan, Korea, and India.  The expected expiration for the composition of matter patent is 2029 in the U.S. and 2025 in Europe and other non-US jurisdictions, exclusive of patent term extensions, which could result in later expiration dates. We also have a method of use patent on the combination of UKONIQ and ublituximab, which has been issued in the U.S., Europe, and other jurisdictions, including Australia, China, Korea, and Japan, and is pending in other territories.  The expected expiration of the method of use patent for the combination of UKONIQ and ublituximab is 2033.

Cosibelimab (anti-PD-L1 monoclonal antibody)

Pursuant to our Global Collaboration with Checkpoint Therapeutics, we have the exclusive commercial rights in the treatment of hematological cancers and autoimmune diseases to a series of patents and patent applications. Patents to the anti-PD-L1 antibody and methods of use have issued in the U.S., Australia, Japan, Israel, Korea, and Mexico, and are pending in other jurisdictions. Any patents maturing from these pending applications are expected to expire no sooner than October 2033. A patent directed to the composition of matter of cosibelimab has issued in the United States and is expected to expire in 2037, exclusive of patent term extensions, which could result in later expiration dates.  Applications are pending in many other jurisdictions.

TG-1701 (BTK inhibitor)

Pursuant to our license agreement with Jiangsu Hengrui, we have the exclusive commercial rights in the treatment of hematologic cancers to a patent family which covers the composition of matter and proposed methods of use for various therapeutic indications in the U.S. and certain other countries. Patents directed to the compound have granted in the U.S., Europe, and other jurisdictions, including Australia, Canada, Japan, China, and Korea and are expected to expire no sooner than October 2034.  Applications are pending in other jurisdictions.

TG-1801 (anti-CD47/anti-CD19 bispecific antibody)

Pursuant to our joint venture and license option agreement with NovImmune, we maintain an exclusive option, exercisable at specific times during development, to license the commercial rights to a series of global patent applications and patents, and the non-exclusive right to certain technology patent applications. Patents directed to a bispecific antibody have issued in Australia, China, Europe, Japan, and Russia and are pending in other jurisdictions including the U.S. Any patents maturing from these pending applications are expected to expire no sooner than December 2033.

Limitations on Patent Rights and Trade Secrets

The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. See “Item 1A – Risk Factors -- Risks Related to the Company’s Intellectual Property.” In addition, the limited patent protection may adversely affect the value of our products or product candidates and may inhibit our ability to obtain a corporate partner at terms acceptable to us, if at all.

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

We also obtained Orphan Drug Designation for umbralisib as monotherapy for the treatment of CLL in August 2016, for the treatment of nodal, extranodal, and splenic MZL in April 2019, and for the treatment of FL in March 2020.  In addition, in January 2017, we announced that the FDA granted Orphan Drug Designation covering the combination of ublituximab and umbralisib for the treatment of patients with CLL and DLBCL.

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

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created a 12-year period of data exclusivity for innovator biologics. FDA therefore cannot approve a biosimilar application relying on data for a specific reference product until 12 years after the reference product is first licensed. BLA supplements are not eligible for any additional exclusivity. The objectives of the BPCIA are conceptually similar to those of the Hatch-Waxman Act described above. The implementation of an abbreviated approval pathway for biological products is under the direction of the FDA. Since the enactment of the BPCIA, the FDA has issued several draft guidance’s for industry related to the BPCIA, addressing scientific, quality and procedural issues relevant to an abbreviated application for a biosimilar product.  As of December 2020, FDA had approved 29 biosimilar applications.

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

UKONIQ (umbralisib)

In September 2014, we exercised our option to license the global rights to umbralisib, thereby entering into an exclusive licensing agreement (the “Umbralisib License”) with Rhizen Pharmaceuticals, S A (“Rhizen”) for the development and commercialization of umbralisib. Prior to this, we had been jointly developing umbralisib in a 50:50 joint venture with Rhizen.

Under the terms of the Umbralisib License, Rhizen received a $4.0 million cash payment and 371,530 shares of our common stock as an upfront license fee. With respect to umbralisib, Rhizen will be eligible to receive regulatory filing, approval and sales-based milestone payments in the aggregate of approximately $175 million, a small portion of which will be payable on the first NDA filing and the remainder on approval in multiple jurisdictions for up to two oncology indications and one non-oncology indication and attaining certain sales milestones. In addition, if umbralisib is co-formulated with another drug to create a new product (a "New Product"), Rhizen will be eligible to receive similar regulatory approval and sales-based milestone payments for such New Product. Additionally, Rhizen will be entitled to tiered royalties that escalate from high single digits to low double digits on our future net sales of umbralisib and any New Product. Rhizen will also be eligible to participate in sublicensing revenue, if any, based on a percentage that decreases as a function of the number of patients treated in clinical trials following the exercise of the license option. Rhizen will retain global manufacturing rights to umbralisib, provided that they are price competitive with alternative manufacturers. The license will terminate on a country by country basis upon the expiration of the last licensed patent right or any other exclusivity right in such country, unless the agreement is earlier terminated (i) by us for any reason, (ii) by either party due to a breach of the agreement.

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

For the cancer indications for which we are developing our products there are a number of established therapies with which we will compete:

●	For the treatment of Chronic Lymphocytic Leukemia, if U2 is approved, we expect U2 to compete with approved drugs such as ibrutinib (AbbVie and Janssen), acalabrutinib (AstraZeneca), venetoclax (AbbVie and Roche), obinutuzumab (Roche), idelalisib (Gilead), duvelisib (Verastem), and established treatments such as rituximab (Roche), and several generically available chemotherapies. Additionally, there are second generation BTK inhibitors similar to ibrutinib in late-stage clinical testing for CLL that could enter the market in the next 12-36 months. Each of these agents can be used as monotherapy or in combination with one or more of the other agents.
●	For the treatment of Marginal Zone Lymphoma, we expect UKONIQ (umbralisib) to compete with ibrutinib (AbbVie and Janssen), lenalidomide (Bristol-Myers), and established treatments such as rituximab, and several generically available chemotherapies. There are several kinase inhibitors in earlier stages of development.
●	For the treatment of Follicular Lymphoma, we expect umbralisib to compete with approved drugs such as obinutuzumab (Roche), idelalisib (Gilead), copanlisib (Bayer), duvelisib (Verastem), lenalidomide (Bristol-Myers), tazemetostat (Epizyme), and established treatments such as rituximab (Roche), and several generically available chemotherapies. Each of these agents can be used as monotherapy or in combination with one or more of the other agents. There are several kinase inhibitors in earlier stages of development. In addition, a number of pharmaceutical companies are developing antibodies and bispecific antibodies targeting CD20, CD19, CD47 and other B-cell associated targets, chimeric antigen receptor T-cell (“CAR-T”) immunotherapy, and other B-cell ablative therapy which, if approved, would potentially compete with U2 and UKONIQ.

For Multiple Sclerosis for which we are developing ublituximab there are a number of established therapies with which we will compete:

●	If ublituximab is approved, we expect ublituximab will primarily compete against other CD20 targeted agents, while the group of CD20 targeted agents will also compete broadly against a number of already approved MS therapies. Currently, there are two anti-CD20 monoclonal antibodies approved, ocrelizumab (Roche) and ofatumumab (Novartis).

Cosibelimab, TG-1701 and TG-1801 if approved will also face competition from drugs on the market and under development that are in the same therapeutic class as each of those drugs.

Additional information can be found under Item “1A - Risk Factors – Other Risks Related to Our Business” within this report.

SUPPLY AND MANUFACTURING

We have limited experience in manufacturing products for clinical or commercial purposes. We currently do not have any manufacturing capabilities of our own. We have established contract manufacturing relationships for the supply of ublituximab. For the supply of umbralisib, Rhizen has established contract manufacturing relationships as part of our licensing agreement. As with any supply program, obtaining pre-clinical and clinical materials of sufficient quality and quantity to meet the requirements of our development programs cannot be guaranteed and we cannot ensure that we will be successful in this endeavor. In addition, as we move closer to commercialization for ublituximab we will need to scale-up production to ensure adequate commercial supply, complete validation batches and complete pre-approval inspection batches. We have completed validation batches and are currently in the process of scaling up ublituximab production, including completing pre-approval inspection batches for ublituximab. This is an expensive process which will require significant investment on our part over the next 24 months and there can be no assurance given that such scale-up and process validation will be successful in providing pharmaceutical product that is of sufficient quantity, or of a quality that is consistent with our previously established specifications, or that meets the requirements set by regulatory agencies under which we may seek approval of our product candidates.

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

Contract manufacturers in the U.S. are subject to ongoing periodic and unannounced inspections by the FDA, the Drug Enforcement Administration if applicable, and corresponding state agencies to ensure strict compliance with cGMP and other state and federal regulations. Contract manufacturers outside of the United States face similar challenges from the numerous local and regional agencies and authorized bodies. We do not have control over third-party manufacturers’ compliance with these regulations and standards, other than through contractual obligations. If they are deemed out of compliance with cGMPs, product recalls could result, inventory could be destroyed, production could be stopped and supplies could be delayed or otherwise disrupted.

If we need to change manufacturers after commercialization, the FDA and corresponding foreign regulatory agencies must approve these new manufacturers in advance, which will involve testing, regulatory submissions, and additional inspections to ensure compliance with FDA regulations and standards and may require significant lead times and delay. Furthermore, switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly or on terms acceptable to us, or at all.

GOVERNMENT AND INDUSTRY REGULATION

Numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies, impose substantial regulations upon the clinical development, manufacture and marketing of our product candidates, as well as our ongoing research and development activities.  We, along with our third-party contractors, will be required to navigate the various pre- and post-approval requirements of the governing regulatory agencies of the jurisdictions in which we wish to conduct clinical studies or market our product candidates.  None of our product candidates, except UKONIQ, have been approved for sale in any market in which we have marketing rights. Before marketing in the U.S., any drug that we develop must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory review and approval process implemented by the FDA under the FDCA and, in the case of biologics, the Public Health Service Act (PHS Act). The FDA regulates, among other things, the pre-clinical and clinical testing, safety, efficacy, approval, manufacturing, quality control and assurance, record keeping, pharmacovigilance and adverse event reporting, packaging, labeling, storage, advertising, promotion, import and export, sale and distribution of biopharmaceutical products.  The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

Product Development and Applications for Marketing Authorization

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

For purposes of clinical development and to pursue NDA or BLA approval, clinical trials are typically conducted in the following sequential phases:

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

The FDA may permit expedited development, evaluation, and marketing of new therapies intended to treat persons with serious or life-threatening conditions for which there is an unmet medical need under its expedited drug development programs. A sponsor can apply for Fast Track designation at the time of submission of an IND, or at any time prior to receiving marketing approval of the new drug application, or NDA. To receive Fast Track designation, an applicant must demonstrate:

●	that the drug is intended to treat a serious or life-threatening condition; and
●	that nonclinical or clinical data demonstrate the potential to address an unmet medical need.

The FDA must respond to a request for Fast Track designation within 60 calendar days of receipt of the request. Over the course of drug development, a product in a Fast Track development program must continue to meet the criteria for Fast Track designation. Sponsors of products in Fast Track drug development programs must be in regular contact with the reviewing division of the FDA to ensure that the evidence necessary to support marketing approval will be developed and presented in a format conducive to an efficient review. Sponsors of products in Fast Track drug development programs are also permitted to submit portions of an NDA or BLA to the FDA on a rolling basis where the FDA may consider reviewing portions of a marketing application before the sponsor submits the complete application.

In addition, sponsors may also apply to the FDA for Breakthrough Therapy Designation (“BTD”). The procedures and requirements for BTD are similar to those required for Fast Track such that the Breakthrough Therapy Designation is intended to expedite the development and review of a potential new drug for serious or life-threatening diseases, however, with BTD, there is a further requirement that the sponsor present “preliminary clinical evidence” which “indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.” The designation of a drug as a Breakthrough Therapy was enacted as part of the 2012 Food and Drug Administration Safety and Innovation Act.

In January 2019, we announced that the FDA granted Breakthrough Therapy Designation for umbralisib for the treatment of adult patients with marginal zone lymphoma (MZL) who have received at least one prior anti-CD20 regimen based on interim results from a subset of patients from the MZL cohort of the UNITY-NHL clinical trial.

Sponsors of drugs granted Fast Track or breakthrough therapy designation also may seek approval under the FDA’s accelerated approval regulations. Under this authority, the FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely, based on epidemiologic, therapeutic, pathophysiologic, or other evidence, to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. To obtain accelerated approval a sponsor must be able to demonstrate the drug candidate treats a serious condition, provides a meaningful advantage over other available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit.  Many companies have filed for accelerated approval and have subsequently failed to obtain such approval for a variety of reasons. To the extent a product does obtain an accelerated approval, such approval will be subject to the requirement that the applicant study the drug further in a post-marketing confirmatory clinical trial to verify and describe its clinical benefit where there is uncertainty as to the relation of the surrogate endpoint to clinical benefit or uncertainty as to the relation of the observed clinical benefit to ultimate outcome. Accelerated approval is sometimes referred to as conditional approval because if the results of these confirmatory clinical trials fail to verify clinical benefit, the FDA has the right to remove the drug from the market and has done so in the recent past.  Post-marketing confirmation studies are usually underway at the time an applicant files the NDA.  When required to be conducted, such post-marketing confirmation studies must also be adequate and well-controlled.  The applicant must carry out any such post-marketing confirmation studies with due diligence.

In February 2021, we obtained accelerated approval of UKONIQ for relapsed or refractory MZL who have received at least one prior anti-CD20-based regimen and for relapsed or refractory FL who have received at least three prior lines of systemic therapy.  The FDA approved these indications based on overall response rate. Continued approval for these indications may be contingent upon verification and description of clinical benefit in a confirmatory trial.

It is also becoming more common for the FDA to request a Risk Evaluation and Mitigation Strategy, or REMS, as part of an NDA/BLA. The REMS plan contains post-market obligations of the sponsor to train prescribing physicians, monitor off-label drug use, and conduct Phase 4 follow-up studies and registries to ensure the continued safe use of the drug.

The NDA and BLA review process also generally includes a pre-approval inspection, or PAI, to assess the manufacturing facilities and relevant processes and data for compliance, and readiness for commercial manufacture in accordance with cGMPs. Among the conditions of approval is the requirement that a manufacturer’s quality systems and manufacturing procedures conform to cGMP.  Even when product approval is received, manufacturers must expend significant time, money and effort to ensure continued compliance, and the FDA conducts periodic surveillance inspections to monitor the manufacturing process and drug quality and evaluate whether the manufacturers are in compliance. It may be difficult for our manufacturers or us to comply with the applicable cGMP, as interpreted by the FDA, and other FDA regulatory requirements. If we, or our contract manufacturers, fail to comply, then the FDA may not allow us to market products that have been affected by the failure. Many drug approvals have been delayed due to issues at contract manufacturing facilities. If we were to experience any such delay that would negatively impact our business and timeline to commercialization of any of our drug candidates affected by such manufacturing issue.

Post-Approval Requirements

Any products for which we receive FDA approval are subject to continuing regulation by the FDA and other federal and state regulators on a wide range of matters, including, among other things cGMPs and product quality, pharmacovigilance and reporting of adverse events, product distribution requirements, fulfilling post-marketing or confirmatory study or REMS commitments, and complying with FDA promotion and advertising requirements.  Violations of the FDCA or other post-approval regulatory requirements may result in agency enforcement actions, including withdrawal of approval, recall, seizure of products, warning letters, injunctions, fines and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on our business.

The FDA promotion and advertising requirements applicable to marketed products include, among other things, standards for direct-to-consumer advertising, restrictions against promoting products for uses or in patient populations that are not either described in the product’s approved indications and uses or otherwise consistent with the FDA-approved product labeling, limitations on industry-sponsored scientific and educational activities, rules regarding communication of health care economic information regarding biopharmaceutical products to payors and formularies, and requirements for promotional activities involving the internet. Drugs whose review was accelerated may carry additional requirements on marketing activities, including the requirement that all promotional materials are pre-submitted to the FDA. Although a healthcare provider may prescribe a product for a use that has not been approved by the FDA when the healthcare provider deems such use to be appropriate in his or her professional medical judgment, manufacturers may not market or promote unapproved uses. Although court decisions have to some degree impacted FDA’s enforcement activity regarding alleged off-label promotion in light of First Amendment considerations, there are still significant risks in this area, in part because there is the potential for False Claims Act exposure in addition to the potential for enforcement under the FDCA.

After product approval, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements. FDA regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMPs. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments and list their products with the FDA and certain state agencies.  Manufacturers and their third-party contractors may be subject to periodic unannounced inspections by the FDA and certain state agencies for assessment of compliance with cGMPs and other applicable laws. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain quality control and manufacturing compliance. Discovery of problems with a product after approval may result in restrictions on a product, including, among other things, withdrawal of approval, recall or withdrawal of the product from the market.  In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval or notification before being implemented. Other types of changes to the approved product, such as adding new indications and claims to the product labeling, are also subject to further FDA review and approval.

Marketed products must meet the requirements of the Drug Supply Chain Security Act, or DSCSA, which regulates the commercial distribution of prescription drug products at the federal level.  The DSCSA sets certain standards for federal or state registration, requires tracing of products through the pharmaceutical distribution supply chain, and imposes other requirements on entities in the supply chain, including manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers. The DSCSA requirements, development of standards, and the system for product tracing have been and will continue to be phased in over a period of years, with FDA indicating enforcement discretion on certain aspects due to the COVID-19 pandemic.

In addition, the postmarketing discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and may require the implementation of other risk management measures.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA.  In addition to new legislation, FDA regulations, guidance documents, and policies are often revised or reinterpreted by the agency in ways that may significantly affect our business.  It is impossible to predict whether further legislative or FDA regulation or policy changes will be enacted or implemented and what the impact of such changes, if any, may be.

Should we wish to market our products outside the U.S., we must receive marketing authorization from the appropriate foreign regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. Importantly, the level of evidence of efficacy and safety necessary to apply for marketing authorization for a drug candidate differs from country to country. In particular, clinical trial endpoints, and the level of clinical evidence that may support an accelerated approval filing with the FDA, such as the ORR data from the single-arm cohorts of the UNITY-NHL study that we used as the basis for a filing and approval for UKONIQ in MZL and FL, may be insufficient to file for marketing applications outside of the U.S. At present, companies are typically required to apply for foreign marketing authorizations at a national level. However, within the European Union, centralized registration procedures are available to companies wishing to market a product across the European Union member states. Typically, if the regulatory authority is satisfied that a company has presented adequate evidence of safety, quality and efficacy, then the regulatory authority will grant a marketing authorization. This foreign regulatory approval process, however, involves risks similar or identical to the risks associated with FDA approval discussed above, and therefore we cannot guarantee that we will be able to obtain the appropriate marketing authorization for any product in any particular country.

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

Coverage and Reimbursement

Sales of our drugs will depend, in part, on the extent to which our drugs will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for medical drugs and services. In addition, the containment of healthcare costs has become a priority of foreign and U.S. federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, importation, and requirements for substitution of generic drugs. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our drug candidates, if approved, or a decision by a third-party payor to not cover our drug candidates could reduce physician usage of such drugs and have a material adverse effect on our sales, results of operations and financial condition.

In the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, enacted in March 2010, has had a significant impact on the health care industry. The Affordable Care Act expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, the Affordable Care Act, among other things, created a new average manufacturer price definition under the Medicaid Drug Rebate Program for drugs that are inhaled, infused, instilled, implanted or injected and not generally dispensed through the retail channel, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period (subsequent legislation increased this to 70% effective as of January 1, 2019), as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since the enactment of the Affordable Care Act, certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation.  For example, the Tax Cuts and Jobs Act enacted on December 22, 2017 (the Tax Act), eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, effective January 1, 2019.  In December 2018, a United States District Court Judge for the Northern District of Texas ruled (i) that the “individual mandate” was unconstitutional as a result of the associated tax penalty being repealed by Congress as part of the Tax Act; and (ii) the individual mandate is not severable from the rest of the Affordable Care Act, and as a result the entire Affordable Care Act is invalid.  On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the district court’s decision that the individual mandate is unconstitutional, but remanded the case to the district court to reconsider the severability question.  Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020, and a ruling by the Court is expected sometime this year. Although litigation and legislation over the Affordable Care Act are likely to continue, with unpredictable and uncertain results, we expect that the Biden administration may seek to expand and strengthen the Affordable Care Act.

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices.  Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The Trump administration issued five executive orders intended to lower the costs of prescription drug products but it is unclear whether, and to what extent, these orders will remain in force under the Biden administration, which, like the Trump administration, has indicated lowering prescription drug prices is a priority.  Although we do not know what steps the Biden administration will take with respect to drug pricing, we expect that additional U.S. federal healthcare reform measures could be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in additional pricing pressures and reduced demand for any of our products that receive marketing approval.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control prescription drug pricing, including price and marketing cost disclosure and transparency measures, and, in some cases, authorizing importation of prescription drugs from other countries. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products or put pressure on our product pricing. We expect that additional state healthcare reform measures will be adopted in the future, which could limit the amounts that state governments will pay for healthcare products and services and result in additional pricing pressures.

 In addition, in some foreign countries, the proposed pricing for a prescription drug must be approved before the drug may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the United Kingdom and many European Union member states have robust health technology assessment processes to determine pricing and reimbursement for pharmaceuticals through their national health insurance system.   Many European Union members states also include either direct or indirect price referencing, or other price control mechanisms, in determining the price of a pharmaceutical in their market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical drugs will allow favorable reimbursement and pricing arrangements for any of our products. Historically, drugs launched in the European Union do not follow price structures of the U.S. and generally tend to be significantly lower.

Other U.S. Healthcare Laws

We may also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments where we may market our product candidates, if approved. These laws include, without limitation: state and federal anti-kickback, fraud and abuse, false claims, privacy and security laws; laws governing interactions with healthcare professionals and related transparency requirements (such as the federal Sunshine Act and a range of state biopharmaceutical marketing and transparency laws); and requirements for manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs. The compliance and enforcement landscape is informed by government enforcement precedent and settlement history, Advisory Opinions, and Special Fraud Alerts. The risks we face and our approach to compliance may evolve over time in light of these types of developments. The potential safe harbors available for, example, relative to the Anti-Kickback Statute, are subject to change through legislative and regulatory action, and we may decide to adjust our business practices or be subject to heightened scrutiny as a result.

The federal Anti-Kickback Statute prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or paying remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. The government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on research, consulting and other financial arrangements with physicians that the government alleged were not based on the provision of bona fide services and were intended as an inducement or reward. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. The majority of states also have anti-kickback laws, which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposes new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit annual reports to the Centers for Medicare & Medicaid Services, which publicly posts the data on its website. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, according to the U.S. Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers' personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC's guidance for appropriately securing consumers' personal information is similar to what is required under HIPAA.

In addition, we may be subject to state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.  For example, the California Consumer Protection Act, or CCPA, which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in California, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches.  The CCPA was recently amended by the California Privacy Rights Act (CPRA), expanding certain consumer rights such as the right to know. It remains unclear what, if any, additional modifications will be made to these laws by the California legislature or how these laws will be interpreted and enforced. The potential effects of the CCPA and CPRA are significant and may cause us to incur substantial costs and expenses to comply.

Rest of the World Healthcare Regulation

For other countries outside of the U.S. and the European Union, the requirements governing the conduct of clinical trials, drug licensing, sales and marketing, pricing and reimbursement vary from country to country. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

European Union member states, the United Kingdom, Switzerland and other foreign jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. In the European Union and the United Kingdom, the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR, together with national legislation, regulations and guidelines of the European Union member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the European Union or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business to ensure full compliance.  Furthermore, European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in or from the European Union or United Kingdom.

Human Capital

As of February 18, 2021, we had 272 full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage.

We believe that our future success largely depends upon our continued ability to attract and retain a diverse workforce of highly skilled and dedicated employees. We provide our employees with competitive salaries and bonuses and opportunities for equity ownership.  In addition, we provide an inclusive and collaborative work environment with learning and development opportunities. We strive to foster a culture of diversity in backgrounds and ideas as we believe that diversity, equity, and inclusion are paramount to our success. We understand that in order to perform at maximum capacity, our workforce needs to cultivate a welcoming and inclusive environment wherein employees feel they can represent themselves fully. We pride ourselves on being an equal opportunity employer and strictly prohibit unlawful discrimination based on color, religion, gender, sexual orientation, gender identity/expression, national origin/ancestry, age, disability, marital and veteran status.

We expect to continue to grow our organizational footprint in 2021 with a focus on expanding our commercialization team in preparation for the potential U.S. launches of U2 in CLL and ublituximab in MS. We will continue to evaluate the business needs and market opportunities, balancing in-house expertise and core competencies with outsourced capacity.

Drug development and commercialization requires deep expertise across a broad array of disciplines. Pharmaceutical companies of all sizes compete for a limited number of qualified applicants to fill specialized positions. To attract qualified candidates, the Company offers an attractive total rewards package, consisting of base salary, cash bonus, a comprehensive benefit package, equity compensation, and 401(k) plan. Bonus opportunities and equity compensation increase as a percentage of total compensation based on level of responsibility, and actual bonus awards are based on performance.

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

Risks Related to Commercialization

If UKONIQ, or any product candidate for which we in the future obtain regulatory approval, does not achieve broad market acceptance among physicians, patients, healthcare payors, and the medical community, the revenues that we generate from product sales will be limited.

We have one marketed product, UKONIQ (umbralisib), which received accelerated approval from the FDA on February 5, 2021 for the treatment of relapsed or refractory MZL in patients who have received at least one prior anti-CD20-based regimen and relapsed or refractory FL in patients who have received at least three prior lines of systemic therapy.  While we have initiated the commercial launch of UKONIQ in the U.S., we have limited experience as a commercial company and our ability to successfully overcome the risks associated with commercializing drugs in the biopharmaceutical industry, including the risk that our products do not achieve an adequate level of acceptance, remains uncertain.  UKONIQ as well as other drugs that we may bring to the market in the future may not gain market acceptance by physicians, patients, third-party payors and others in the healthcare community.  If our products do not achieve an adequate level of acceptance, we may not generate significant revenues, and we may not become profitable. The degree of market acceptance of UKONIQ, as well as any future product candidates for which we obtain approval, will depend on a number of factors, including:

●	the timing of our receipt of marketing approvals, the terms of such approvals, and the countries in which such approvals are obtained;
●	the efficacy, safety and tolerability as demonstrated in clinical trials and as compared to alternative treatments;
●	the timing of market introduction of any of our product candidates as well as competitive products;
●	the indications for which our products are approved, and other aspects of the approved labeling for such products;
●	acceptance by physicians, major operators of cancer or neurology clinics, and patients of our products as safe, tolerable and effective treatments;
●	the potential and perceived advantages or disadvantages of our products compared to alternative treatments;
●	our ability to offer our products for sale at competitive prices;
●	the availability of adequate reimbursement by third party payors and government authorities;
●	the extent of patient cost-sharing obligations, including copays and deductibles;
●	changes in regulatory requirements by government authorities for our products;
●	relative convenience and ease of administration;
●	the prevalence and severity of side effects and adverse events;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the effectiveness of our sales and marketing efforts;
●	protecting our rights in our intellectual property portfolio;
●	our ability to maintain a reliable supply of our products that meets market demand; and
●	favorable or unfavorable publicity relating to our products or relating to the Company.

Our ability to successfully launch and secure market acceptance of UKONIQ and our late-stage product candidate ublituximab, if approved, may be impacted by the evolving COVID-19 pandemic, although we are currently unable to predict or quantify any such potential impact with any degree of certainty.  As a result of the measures state and local governments have taken to date to control the spread of COVID-19, our office-based employees are working remotely and many of our commercialization efforts are happening virtually.  The success of our commercialization may be impacted by the increased reliance on work-from-home arrangements for our employees, consultants, vendors, and potential customers. If the spread of COVID-19 and the social distancing measures taken by various governments continue, any commercial launch we undertake, including the ongoing launch of UKONIQ, may be hindered by various factors, including challenges in hiring employees necessary to support expansion of our commercialization footprint; delays in demand due to impacts on the healthcare system and overall economy; delays in coverage decisions from Medicare and third-party payors; restrictions on our personal interactions with physicians, hospitals, payors, and other customers; interruptions or delays in our commercial supply chain; and increases in the number of uninsured or underinsured patients.

If UKONIQ or any future products for which we receive regulatory approval do not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate sufficient revenue from these products and we may not become or remain profitable, which would have a material adverse effect on our business.

We may be subject to limitations on the indicated uses or requirements to fulfill certain post-marketing requirements to the satisfaction of regulatory authorities, or may be unable to maintain marketing approval for UKONIQ or future products that we may bring to market.

Regulatory approvals for any of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the approved product candidate. With respect to the FDA’s approval of UKONIQ for relapsed or refractory MZL and FL, we received accelerated approval and are subject to certain post-approval requirements.  For example, we will need to conduct a confirmatory clinical trial, which will involve a Phase 3 trial that may be expensive and time-consuming and may not confirm the benefit making the MZL and FL indications for UKONIQ subject to withdrawal of continued approval by the FDA, which could significantly harm our business. In addition, we will need to conduct additional clinical studies to address post-marketing commitments and post-marketing requirements related to further assessing the drug-drug interaction profile of UKONIQ and its safety, efficacy, and pharmacokinetic properties in certain at-risk populations.  These studies are highly specialized in their design and conduct and are associated with considerable expenses, and based on the outcome, could result in further labeling restrictions that could impair or restrict the way in which we are able to market UKONIQ, or negatively impact its overall clinical profile.

In addition, with respect to UKONIQ, and any product candidate that the FDA or a comparable foreign regulatory authority approves, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices, or GMPs, with Good Clinical Practices, or GCPs, for any clinical trials that we conduct post-approval, and with Good Laboratory Practices, or GLPs, for any nonclinical studies. Later discovery of previously unknown problems with a product or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things, restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, mandatory safety labeling changes or product recalls, suspension or revocation of product approvals, product seizure or detention, refusal to permit the import or export of products, and injunctions or the imposition of civil or criminal penalties, all of which would adversely affect our business, prospects and ability to achieve or sustain profitability.

UKONIQ, and any of product candidates for which we in the future obtain approval, may after approval be found to cause undesirable side effects that could result in significant negative consequences following commercialization.

As UKONIQ or any future approved products are used more widely or for a longer duration after being brought to market, data may emerge from clinical studies, including confirmatory or other post-marketing studies, or from adverse event reporting that may affect the commercial potential of our products.  For example, as additional patients are exposed for longer durations to UKONIQ in the commercial and clinical settings, it is unknown whether greater frequency and/or severity of adverse events are likely to occur or whether an acceptable safety and tolerability profile will continue to be demonstrated. If we or others identify unexpected side effects, caused by UKONIQ or our product candidates following introduction into the market, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw or limit the use (indication) of such products;
●	regulatory authorities may require the addition of labeling statements, including warnings or boxed warnings, precautions, or contraindications that could diminish the usage of the product or otherwise limit the commercial success of the affected product;
●	we may be required to change the way such drug candidates are distributed or administered, or to conduct additional clinical trials;
●	regulatory authorities may require a Risk Evaluation and Mitigation Strategy (REMS), a plan to mitigate risks, which could include a Medication Guide, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
●	we may be subject to regulatory investigations and government enforcement actions;
●	we may decide to remove such drug candidates from the marketplace;
●	we may not be able to enter into collaboration agreements on acceptable terms and execute on our business model;
●	we could be sued and held liable for injury caused to individuals exposed to or taking our products; and
●	our reputation may suffer.

Any one or a combination of these events could prevent us from maintaining regulatory approval and achieving or maintaining market acceptance of the affected product or could substantially increase the costs and expenses of commercializing the affected product, which in turn could significantly impact our ability to successfully commercialize our drug candidates and generate revenues.

The incidence and prevalence for target patient populations of UKONIQ and our product candidates have not been established with precision. If the market opportunities for UKONIQ and our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

The precise incidence and/or prevalence of relapsed or refractory MZL after one prior anti-CD20-based regimen, relapsed or refractory FL after three prior lines of systemic therapy, CLL, and relapsing forms of MS are unknown. Our projections of both the number of patients within our FDA-approved indications for UKONIQ and target indications for ublituximab and UKONIQ (U2) in CLL and ublituximab in MS, as well as the subset of these patients who have the potential to benefit from treatment with our products, are based on estimates. These estimates are typically based on one on one and group interactions with target physicians and other sources available at the time we make the estimates, including the scientific literature, healthcare utilization databases and market research. Although we believe our estimates are reasonable, many factors may limit their accuracy.  For example, the sources we use to make the estimates may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases and the number of patients may turn out to be lower than expected.

The total addressable market opportunity for UKONIQ in MZL and FL, U2 in CLL, and ublituximab in MS will ultimately depend upon, among other things, the scope of the final approved indication and other elements of the approved prescribing information, acceptance by the medical community, patient access, and drug pricing and reimbursement. The number of patients in major markets, including the number of addressable patients in those markets, may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, new patients may become increasingly difficult to identify or gain access to, or patients and physicians may choose to utilize competitive products, all of which would adversely affect our results of operations and our business.

We face substantial competition, which may result in others commercializing drugs before or more successfully than we do resulting in the reduction or elimination of our commercial opportunity.

We operate in a highly competitive segment of the biotechnology and biopharmaceutical market. We face competition from numerous sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Many of our competitors have significantly greater financial, product development, manufacturing and commercialization resources. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. Additionally, many universities and private and public research institutes are active in cancer research, some in direct competition with us. We may also compete with these organizations to recruit scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are more effective, have fewer or less severe side effects, are more convenient or are priced or contracted differently than any drugs that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. In a competitive environment, a company’s communications may also be subject to heightened scrutiny from regulators and competitors, under laws, regulations, and guidance about promotional communications (advertising and promotional labeling) and non-promotional communications (e.g., certain educational and scientific exchange); and with regard to potential competitor actions under federal law (the Lanham Act) and congruous state law, which protect businesses against the unfair competition of misleading advertising or labeling.

The key competitive factors affecting the success of all of our drug candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

For the cancer indications for which we received FDA approval of UKONIQ or for which we are developing our product candidates there are a number of established therapies with which we will compete:

●	For the treatment of MZL, we expect UKONIQ to compete with ibrutinib (AbbVie and Janssen), and the combination of rituximab and lenalidomide (Bristol-Myers Squibb), as well as established treatments such as rituximab (Roche) and several generically available chemotherapies. In addition, there are investigational PI3K inhibitors being developed in MZL.
●	For the treatment of FL, we expect UKONIQ to compete with recently approved drugs such as obinutuzumab (Roche), idelalisib (Gilead), copanlisib (Bayer), duvelisib (Verastem), tazemetostat (Epizyme), and the combination of rituximab and lenalidomide (Bristol-Myers Squibb), and established treatments such as rituximab (Roche), and several generically available chemotherapies, many of which have FDA-approved indications for earlier lines of therapy (e.g., after two prior lines of systemic therapy) than UKONIQ. There are also several PI3K delta inhibitors in earlier stages of development for FL.
●	For the treatment of CLL, if U2 is approved, we expect the regimen to compete with recently approved drugs such as ibrutinib (AbbVie and Janssen), acalabrutinib (AstraZeneca), venetoclax (AbbVie and Roche), obinutuzumab (Roche), idelalisib (Gilead) and duvelisib (Verastem), and established treatments such as rituximab (Roche), and several generically available chemotherapies. Additionally, there are second generation BTK inhibitors similar to ibrutinib in late-stage clinical testing for CLL that could enter the market in the next 12-36 months. These agents can be used as monotherapy or in combination with one or more of the other agents.
●	In addition, a number of pharmaceutical companies are developing antibodies and bispecific antibodies targeting CD20, CD19, CD47 and other B-cell associated targets, chimeric antigen receptor T-cell (CAR-T) immunotherapy, and other B-cell ablative therapy which, if approved, would potentially compete with U2 and UKONIQ.

For Multiple Sclerosis for which we are developing ublituximab there are a number of established therapies with which we will compete:

●	If ublituximab is approved, we expect ublituximab will primarily compete against other CD20 targeted agents, while the group of CD20 targeted agents will also compete broadly against a number of already approved MS therapies. Currently, there are two anti-CD20 monoclonal antibodies approved, ocrelizumab (Roche) and ofatumumab (Novartis).

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

UKONIQ, as well as any products that we are able to commercialize in the future, may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

The regulations that govern regulatory approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the drug candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the drug candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more products, even if our product candidates obtain marketing approval.  Eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. In addition, if we are successful in obtaining FDA approval for ublituximab for the treatment of CLL and MS, we will need to identify and execute a pricing strategy that takes into account the value of the product in each indication independently to realize the product’s full potential in both indications.  If we are unable to identify and execute such a strategy, the pricing of ublituximab across indications may not be optimal, which may have a material adverse impact on the sales in one or both of the indications and on our overall business.

Our ability to commercialize any product successfully also will depend in part on the extent to which coverage and reimbursement for our products and related treatments will be available from government authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement and co-payment levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drugs. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs, examining the cost effectiveness of drugs in addition to their safety and efficacy.  Third-party commercial payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies.  Payors may restrict coverage of some products by using formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payor more expensive for patients, and utilization management controls, such as requirements for prior authorization or failure first on another type of treatment.  Payors may target higher-priced drugs for imposition of these obstacles to coverage, and consequently our products may be subject to payer-driven restrictions. Additionally, in countries where patients have access to insurance, as in the U.S., insurance co-payment amounts or other benefit limits may represent a barrier to obtaining or continuing use of our products that receive regulatory approval. If we are unable to obtain or maintain coverage, or coverage is reduced in one or more countries, our product sales may be lower than anticipated and our financial condition could be harmed.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices.  In the United States, for example, we must offer discounted pricing or rebates on purchases of pharmaceutical products under various federal and state healthcare programs, such as the Medicaid Drug Rebate Program, the 340B drug pricing program and the Medicare Part D Program. We must also report specific prices to government agencies under healthcare programs, such as the Medicaid Drug Rebate Program and Medicare Part B. The calculations necessary to determine the prices reported are complex and the failure to report prices accurately may expose us to penalties.

If, in the future, we are unable to establish a commercial operation, including sales and marketing capabilities or enter into agreements with third parties to sell and market our drug candidates, we may not be successful in commercializing our product candidates if and when they are approved, and we may not be able to generate any revenue.

In preparation for the FDA approval and commercial introduction of UKONIQ, we made and continue to make significant investments to build a commercial organization and infrastructure. We have hired and continue to hire marketing, sales, and medical support personnel and have built processes and systems to support a commercial launch of UKONIQ in the U.S. We are expanding the build out of our commercialization team and infrastructure in planning for the potential commercial launches of U2 in CLL and ublituximab in MS prior to knowing whether we can complete the necessary regulatory submissions and, if so, whether FDA will approve such submissions.  It is possible that the FDA approval is unexpectedly delayed or is not received at all. In either case we will incur delays that may impede or significantly delay our ability to generate revenue and at the same time will incur significant expenses. If this were to occur, it would have a material adverse effect on the Company.

There are risks involved with both establishing our own sales, marketing, and other commercialization capabilities. For example, recruiting and training a sales force are expensive and time-consuming and could delay any drug launch. If the commercial launch of a product candidate (e.g., U2 in CLL or ublituximab in MS) for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize UKONIQ and our product candidates on our own and generate product revenues include:

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

In the future, we may choose to participate in sales activities with collaborators for some of our product candidates if and when they are approved.  However, there are also risks with entering into these types of arrangements with third parties to perform sales, marketing and distribution services.  For example, we may not be able to enter into such arrangements on terms that are favorable to us.  Our drug revenues or the profitability of these drug revenues to us are likely to be lower than if we were to market and sell any product candidates that we develop ourselves. In addition, we likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drug candidates. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any drug candidates that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and use of our product candidates through compassionate use programs in the event we establish such programs, and we will face an even greater risk as we commercially sell UKONIQ and any other product candidates that we may develop. If we cannot successfully defend ourselves against claims that UKONIQ or our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any products that we may commercialize;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigation;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue; and
●	the inability to commercialize any product candidates that we may develop.

Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in January 2012. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking pre-clinical studies and clinical trials, and preparing for commercialization of only marketed product UKONIQ, which received FDA approval in February 2021. We are transitioning from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Since inception, we have focused our efforts and financial resources on clinical trials, manufacturing of our drug candidates, and preparing to support a commercial product. To date, we have financed our operations primarily through public offerings of our common stock and a debt financing. Through February 18, 2021, we have received an aggregate of approximately $1.3 billion from such transactions. Approximately $30 million is from our term loan facility with Hercules (as defined below) that we secured in February of 2019. The remaining amount constitutes the aggregate gross proceeds from the sale of common stock in one or more offerings and through the use of our at the market sales program, or ATM.

Since inception, we have incurred significant operating losses. As of December 31, 2020, we had an accumulated deficit of $980.6 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.  Other than the FDA approval of UKONIQ, we have not obtained marketing approval for any of our product candidates, which are in preclinical or clinical development stages.  We expect to continue to incur significant research and development expenses in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, we expect to continue to incur significant sales, marketing and outsourced-manufacturing expenses as we commercialize UKONIQ and plan for the possible commercialization of our other product candidates, if approved. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

 To date, we have not generated any significant revenue from our product sales, and it is uncertain when and if we will generate any significant revenue from the sale of our products in the future. Our ability to become profitable depends upon our ability to generate significant and sustained revenues. To obtain significant and sustained revenues, we must succeed, either alone or with others, in (i) developing and obtaining regulatory approval for our product candidates, including ublituximab, and for additional indications of UKONIQ; and (ii) manufacturing and marketing our products and product candidates. Accordingly, we do not expect to generate significant and sustained revenue unless and until we obtain marketing approval of ublituximab and additional indications of UKONIQ and/or one of our other product candidates. Our ability to generate significant and sustained revenue depends on a number of factors, including, but not limited to, our ability to:

●	successfully complete clinical trials that meet their clinical endpoints;
●	initiate and successfully complete all safety, pharmacokinetic, biodistribution, and non-clinical studies required to obtain U.S. and foreign marketing approval for our product candidates;
●	obtain approval from the FDA and foreign equivalents to market and sell our product candidates and maintain FDA approval of UKONIQ for relapsed or refractory MZL and FL;
●	establish commercial manufacturing capabilities with third parties that are satisfactory to the regulatory authorities, cost effective, and that are capable of providing commercial supply of our product candidates, or, in the case of UKONIQ, maintain these capabilities;
●	expand on our commercial infrastructure to commercialize ublituximab, our other product candidates, and additional indications of UKONIQ, if approved, by increasing the size of our sales force and/or entering into collaborations with third parties; and
●	achieve market acceptance of UKONIQ and our product candidates, if approved, in the medical community and with third-party payors.

If we are unable to generate significant and sustained revenues, we will not become profitable and we will be unable to continue our operations without continued funding.

We will need to raise substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate some of our drug development programs or commercialization efforts.

The development of pharmaceuticals is capital-intensive. We are currently advancing our most advanced drug candidates, ublituximab, cosibelimab, TG-1701 and TG-1801, and UKONIQ for additional indications through clinical development. While we may experience short-term decreases in clinical trial expenses as our larger Phase 3 clinical trials complete and before our Phase 1 and 2 programs can advance into Phase 2 and 3, we do expect over time our overall expenses will increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, seek marketing approval for, and expand our infrastructure to commercialize our product candidates and additional indications of UKONIQ. Moreover, in anticipation of submitting applications for regulatory approvals for UKONIQ and ublituximab in chronic lymphocytic leukemia (CLL) and for ublituximab in relapsing multiple sclerosis (MS), we will need to expend substantial resources on manufacturing and biologics license application (BLA) preparation over the next 12 to 18 months, which could exceed any cost savings associated with lower clinical trial expenses during the same period.

While this timing is our current estimate, the amount and timing of our future funding requirements will depend on many factors, including, but not limited to, the following:

●	the progress of our clinical trials, including expenses to support the trials and milestone payments that may become payable under our license agreements;
●	developments relating to the COVID-19 pandemic in the U.S. and around the world;
●	the costs and timing of regulatory approvals;
●	the costs and timing of clinical and commercial manufacturing supply arrangements for each product and product candidate;
●	the costs of expanding our sales or distribution capabilities;
●	the success of the commercialization of UKONIQ and any product candidates, if approved;
●	our ability to establish and maintain strategic collaborations, including licensing and other arrangements;
●	the costs involved in enforcing or defending patent claims or other intellectual property rights; and
●	the extent to which we in-license or invest in other indications or product candidates.

As a result, significant additional funding will be required. Additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical studies and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales, marketing and medical educational efforts that are required for a successful launch of UKONIQ, ublituximab (if approved), or any of our other product candidates and otherwise forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect to stockholders. Currently, other than UKONIQ, our products are investigational and have not been approved by the FDA or any foreign regulatory authority for sale. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from sales of UKONIQ in the U.S., cash on hand and amounts raised in future offerings or financings. Accordingly, our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in the early stages of operations and the competitive environment in which we operate.

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

All commercialization and product candidate development timelines and projections in this report are based on the assumption of further financing.

The timelines and projections in this report are predicated upon the assumption that we will raise additional financing in the future to continue our commercialization efforts and the development of our product candidates. In the event we do not successfully raise subsequent financing, our commercialization and product development activities will necessarily be curtailed commensurate with the magnitude of the shortfall. If our commercialization or product development activities are slowed or stopped, we would be unable to meet the timelines and projections outlined in this filing. Failure to progress our commercialization activities or the development of our product candidates as anticipated will have a negative effect on our business, future prospects, and ability to obtain further financing on acceptable terms, if at all, and the value of the enterprise.

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

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

In February 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”), with Hercules Capital, Inc., a Maryland corporation (“Hercules”) (see Note 7 to our consolidated financial statements for more information). Under the Loan Agreement, Hercules will provide access to term loans with an aggregate principal amount of up to $60.0 million (the “Term Loan”). Concurrently with the closing of the Loan Agreement, we borrowed an initial tranche of $30.0 million. As of December 31, 2020, we had outstanding obligations of $30 million under the Loan Agreement. In addition, we have incurred short-term liabilities of approximately $19.4 million with a contract manufacturing organization (CMO) for the scale-up, tech-transfer, and long-term supply of one of our drug candidates. This is an expensive and lengthy process and we expect to incur additional obligations associated with these ongoing manufacturing activities over the course of the next 24 months, and potentially longer. To date, this CMO has provided payment terms which we believe are reasonable; however, no assurance can be given that such terms will continue to be available to us in the future. No assurances can be made that the obligations associated with the Loan Agreement and the CMO will not have a material adverse impact on our financial condition.

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

Risks Related to Drug Development and Regulatory Approval

If we are unable to obtain regulatory approval for our product candidates and ultimately cannot commercialize one or more of them, or experience significant delays in doing so, our business will be materially harmed.

We have invested substantially all of our efforts and financial resources in the identification and pre-clinical and clinical development of UKONIQ and our product candidates, including ublituximab, cosibelimab, TG-1701 and TG-1801, and building a commercial infrastructure. Our ability to generate revenues from product sales will depend completely on the successful completion of our current and future Phase 3 and registration-directed clinical trials and commercialization of our product candidates and additional indications of UKONIQ, which may never occur.  Each of our product candidates will require additional non-clinical or clinical development, regulatory approval in multiple jurisdictions, and obtaining sufficient clinical and commercial supply.  The success of our development programs and achievement of regulatory approval of our product candidates will depend on several factors, including the following:

●	successful completion of our clinical programs with positive results that support a finding of effectiveness and an acceptable safety profile of our product candidates in the intended populations within the timeframes we have projected;
●	INDs or clinical trial applications, or CTAs, being cleared such that our product candidates can commence clinical trials;
●	successful initiation and completion of preclinical studies and successful initiation of, enrollment in and completion of clinical trials;
●	successful preparation of the Biologics License Application (BLA) and the complete data sets from the UNITY-CLL trial and ULTIMATE I and II trials for regulatory submission within the timeframes we have projected;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	receipt of regulatory approvals from applicable regulatory authorities for our product candidates;
●	establishing commercially viable arrangements with third-party manufacturers for clinical supply and commercial manufacturing; and
●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays in our clinical programs and regulatory submission timelines and may not be able to obtain regulatory approval for our product candidates.

 Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials or receive regulatory approval.  Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be negatively impacted, as more patient data or additional endpoints (including efficacy and safety) are analyzed.

Pharmaceutical development has inherent risks. The outcome of preclinical development testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Once a product candidate has displayed sufficient preclinical data to warrant clinical investigation, we will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective with a favorable benefit-risk profile for use in populations for their target indications before we can seek regulatory approvals for their commercial sale. Many drug candidates fail in the early stages of clinical development for safety and tolerability issues or for insufficient clinical activity, despite promising pre-clinical results. Accordingly, no assurance can be made that a safe and efficacious dose can be found for these compounds or that they will ever enter into advanced clinical trials alone or in combination with other product candidates.  Moreover, success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Companies frequently experience significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. There is an extremely high rate of failure of pharmaceutical candidates proceeding through clinical trials.

Individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. In addition, larger scale Phase 3 studies, which are often conducted internationally, are inherently subject to increased operational risks compared to earlier stage studies, including the risk that the results could vary on a region to region or country to country basis, which could materially adversely affect the outcome of the study or the opinion of the validity of the study results by applicable regulatory agencies.

From time to time, we may publicly disclose top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of such data, and we may not have received or had the opportunity to fully and carefully evaluate all data from the particular study or trial, including all endpoints and safety data. As a result, top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline, interim, or preliminary data we previously published. When providing top-line results, we may disclose the primary endpoint of a study before all secondary endpoints have been fully analyzed.  A positive primary endpoint does not translate to all, or any, secondary endpoints being met. As a result, top-line and preliminary data should be viewed with caution until the final data are available, including data from the full safety analysis and the final analysis of all endpoints.

Further, from time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, time-to-event based endpoints such as duration of response (DOR) and PFS have the potential to change, sometimes drastically, with longer follow-up. In addition, as patients continue on therapy, there can be no assurance given that the final safety data from studies, once fully analyzed, will be consistent with prior safety data presented, will be differentiated from other similar agents in the same class, will support continued development, or will be favorable enough to support regulatory approvals for the indications studied.  Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general.  The information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and regulators or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line or preliminary data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, or successfully commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete pre-clinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. It is impossible to predict when or if our product candidates will prove effective and safe in humans or will receive regulatory approval or will have a differentiated safety and tolerability profile. A failure of one or more clinical trials can occur at any stage of testing.  Accordingly, our ongoing trials and future clinical trials may not be successful.  Even if our clinical trials produce positive results, there can be no guarantee that the positive outcomes will be replicated in future studies either within the same indication as previously evaluated or in alternate indications and settings.

Successful completion of our clinical trials is a prerequisite to submitting a New Drug Application (NDA) or a Biologics License Application (BLA) to the FDA and a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for each product candidate and, consequently, the ultimate approval and commercial marketing of our product candidates. We do not know whether any of our ongoing or future clinical trials for our product candidates will be completed on schedule, if at all.

Whether or not and how quickly we complete clinical trials depends in part upon the rate at which we are able to engage clinical research/trial sites and, thereafter, the rate of enrollment of patients, and the rate at which we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are currently conducting or planning clinical trials that seek to enroll patients with the same diseases that we are studying. We may experience numerous unforeseen events, such as the COVID-19 pandemic, that could delay or prevent our ability to complete current clinical trials, initiate new trials, receive marketing approval or commercialize our product candidates, including:

●	the FDA or other regulatory authorities may require us to submit additional data or impose other requirements before permitting us to initiate a clinical trial;
●	the FDA or other regulatory authorities or institutional review boards (IRBs) or ethics committees (ECs) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or in a country; we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulatory authorities may require us, to conduct additional pre-clinical studies or clinical trials or we may decide to abandon drug development programs;
●	the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, and enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	our third-party contractors, including our clinical trial sites, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to or regulatory authorities or IRBs or ECs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our product candidates may be greater than we anticipate;

●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate, including, without limitation, as a result of disruptions to our supply chains caused by the COVID-19 pandemic and related work stoppages across the globe;
●	regulatory authorities may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulatory authorities, IRBs or ECs to suspend or terminate the trials, or reports may arise from pre-clinical or clinical testing of other therapies in the same or a similar class that raise safety or efficacy concerns about our product candidates.

We also could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the DSMB for such trial or by the FDA or other regulatory authorities. Such regulatory authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. The DSMB for our clinical trials may recommend modification to the study design or closure of the study entirely based on the DSMB’s interpretation of the benefit/risk of the study.  While we develop charters that guide the nature of the DSMB meetings, their analysis and interpretation of study data occurs independently from us and is wholly within their control.  Even if the DSMB finds no safety concerns and recommends no modifications to the ongoing study, this does not mean the safety profile reported in the study may support a marketing approval or commercial acceptance if marketing approval is granted. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Further, the FDA or other regulatory authorities may disagree with or not accept our clinical trial design, may have questions about the potential impact of our study design on conclusions that can be drawn from the data, may interpret results differently than we do, and may change its view on the criteria that must be met for approval over time. This could happen even for a protocol that has received a SPA, as is the case for some of our studies. In September 2015, we announced a Phase 3 clinical trial for U2 for patients with CLL, which is being conducted pursuant to a SPA with the FDA (UNITY-CLL) and in August 2017 we announced SPAs for the ULTIMATE I and II studies evaluating ublituximab in RMS. Many companies that have been granted SPAs have ultimately failed to obtain final approval to market their drugs. Since we are seeking approvals under SPAs for some of our product registration strategies, based on protocol designs negotiated with the FDA, we may be subject to enhanced scrutiny. Further, while changes or amendments to protocols are common during conduct of a clinical trial, protocol changes or amendments to a study that is being conducted under a SPA will have to be reviewed and approved by the FDA to verify that the SPA agreement is still valid. The FDA’s willingness to agree to changes or amendments to a protocol or statistical analysis plan under a SPA agreement is wholly within the FDA’s discretion.  Such reviews also provide an opportunity for the FDA to scrutinize any aspect of the study design and conduct, even if previously agreed to under the existing SPA.  Failure to reach agreement with the FDA for protocol changes or modifications for any study we conduct under a SPA could have a material negative impact to our ability to execute these studies. Even if the primary endpoint in a Phase 3 clinical trial is achieved, a SPA does not guarantee approval.

Some of our clinical trials may be conducted as open-label studies, meaning that trial participants, investigators, site staff, some employees of our contract research organizations, and our field-level employees (e.g., clinical research associates and monitors), among others, have knowledge of treatment arm assignments on a patient-level, which has the potential to introduce bias into study conduct. Further, even when our clinical trials are double-blind, double-dummy studies, unblinding of treatment arm assignment may occur from time to time, for example, on the occurrence of unexpected safety events which may necessitate understanding of study treatment.  While we believe we have put in place adequate firewalls to prevent inappropriate unblinding of study data consistent with standard industry practice for these types of studies, no assurance can be given that issues related to study conduct will not be raised. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the study design or data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee in evaluating (among other things) clinical data and safety and effectiveness considerations prior to making its final decision.

Negative or inconclusive results from the clinical trials we conduct or unanticipated adverse medical events could cause us to have to repeat or terminate the clinical trials. If we are required to repeat or conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for our product candidates;
●	not obtain marketing approval at all;
●	obtain marketing approval in some countries and not others;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	be subject to post-marketing requirements or post-marketing commitments;
●	be subject to increased pricing pressure; or
●	have the drug removed from the market after obtaining marketing approval.

Our drug development costs will also increase if we experience delays in testing or regulatory approvals. Certain clinical trials are designed to continue until a pre-determined number of events have occurred in the patients enrolled. Trials such as this are subject to delays stemming from patient withdrawal and from lower than expected event rates. Significant clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates. Any delays in our pre-clinical or future clinical development programs may harm our business, financial condition and prospects significantly. We may also incur additional costs if enrollment is increased.   All of our current Phase 3 and registration-directed clinical trials, such as UNITY-CLL, UNITY-NHL and ULTIMATE I and II, enrolled a larger number of patients than our initial projections, adding significant costs to those studies over and above what had been projected.

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

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, or impact their availability and commercial potential after approval.

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

As is the case with all drugs, it is likely that there will be side effects associated with the use of our drug candidates. Results of our trials could reveal a higher than expected and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our drug candidates for any or all targeted indications. The drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, data may emerge, from confirmatory or other post-marketing studies, or from pharmacovigilance reporting, as products are used more widely, or for a longer duration, after approval that may affect the commercial potential of our products.  Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Many of our ongoing and planned clinical studies involve combinations of two or more drugs. In drug-combination clinical development, there is an inherent risk of drug-drug interactions between combination agents that may affect each component’s individual pharmacologic properties and the overall efficacy and safety of the combination regimen. Both ublituximab and UKONIQ are being evaluated in combination with each other, as well as with a variety of other active anti-cancer agents, which may cause unforeseen toxicity, or impact the severity, duration, and incidence of adverse events observed compared to those seen in the single-agent studies of these agents. We also intend to explore multiple combination studies involving cosibelimab, TG-1701, and TG-1801. Further, with multi-drug combinations, it is often difficult to interpret or properly assign attribution of an adverse event to any one particular agent, introducing the risk that toxicity caused by a component of a combination regimen could have a material adverse impact on the development of our product candidates. There can be no assurances given that the combination regimens being studied will display tolerability or efficacy suitable to warrant further testing or produce data that is sufficient to obtain marketing approval.

 Any product candidates we may advance through clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals.

The clinical development, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, import, export, marketing and distribution, and pharmacovigilance and adverse event reporting of our product candidates or any future product candidates are subject to extensive regulation by the FDA in the United States and by comparable regulatory authorities worldwide. In the United States, we are not permitted to market a product candidate until we receive approval of a BLA or NDA from the FDA. The process of obtaining a BLA or NDA approval is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change, and the FDA has substantial discretion in the pharmaceutical product approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. In addition, the FDA may require post-marketing studies, including drug interaction studies or clinical trials which also may be costly. For example, as part of the accelerated approval of UKONIQ for relapsed or refractory MZL and FL, continued approval for those indications is contingent upon verification and description of clinical benefit in a confirmatory trial.  The FDA approval for a limited indication with required warning language, such as a boxed warning, could significantly impact our ability to successfully market our product candidates. Finally, the FDA may require adoption of a Risk Evaluation and Mitigation Strategies (REMS) requiring prescriber training or a post-marketing registry or may restrict the marketing and dissemination of these products. Despite the time and expense invested in the clinical development of product candidates, regulatory approval is never guaranteed. Assuming successful clinical development, we intend to seek product approvals in countries outside of the United States. As a result, we would be subject to regulation by the EMA, as well as the other regulatory agencies in these countries.

Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval.  Interruptions or delays in the operations of the FDA and foreign regulatory authorities as a result of the COVID-19 pandemic may negatively impact review, inspection, and approval timelines.  Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. As in the United States, the regulatory approval process in Europe and in other countries is lengthy and challenging. The FDA, and any other regulatory body around the world, can delay, limit or deny approval of a product candidate for many reasons, including:

●	the FDA or comparable foreign regulatory authorities may disagree with the study design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is tolerable and effective for an indication;
●	the FDA may not accept clinical data from trials conducted by individual investigators or in countries where the standard of care is potentially different from that of the United States;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies and/or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA, NDA or other marketing authorization submission or to obtain regulatory approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may not approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators currently contract for clinical supplies and plan to contract for commercial supplies; or
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Regulatory approvals for our product candidates may not be obtained without lengthy delays, if at all. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates.

A breakthrough therapy or Fast Track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We may seek breakthrough therapy or Fast Track designation for some of our drug candidates.   For example, in January 2019, the FDA granted breakthrough therapy designation to UKONIQ for the treatment of adult patients with marginal zone lymphoma (MZL) who have received at least one prior anti-CD20 regimen, and in October 2020, the FDA granted Fast Track designation to the investigation of ublituximab in combination with UKONIQ for the treatment of adult patients with CLL. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for breakthrough therapy or Fast Track designations. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular drug candidate is eligible for such a designation, we cannot be sure that the FDA would decide to grant it. Even if we receive breakthrough therapy or Fast Track designation for a drug candidate, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Neither breakthrough therapy nor Fast Track designation guarantees priority review of an NDA or BLA application, and therefore despite receiving a Fast Track designation for U2 for the treatment of adult patients with CLL, there can be no guarantee that the FDA will not assign a standard review timeline to our BLA filing for this indication.  The FDA may withdraw a breakthrough therapy or Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

We have received orphan drug designation for some of our drug candidates for specified indications, and we may seek additional orphan drug designations for other indications and some of our other drug candidates. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Ublituximab (as monotherapy) received orphan drug designation from the FDA for the treatment of MZL (nodal and extranodal) in September 2013, for the treatment of CLL in August 2010, and received orphan drug designation by the EMA for the treatment of CLL in November 2009. We also obtained orphan drug designation for UKONIQ (as monotherapy) for the treatment of CLL in August 2016, all three types of MZL (nodal, extranodal and splenic) in April 2019, and FL in March 2020. In January 2017, we announced that the FDA granted orphan drug designation covering the combination of ublituximab and UKONIQ for the treatment of patients with CLL and DLBCL. As part of our business strategy, we may seek orphan drug designation for our other drug candidates; however, we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

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

Generally, our product candidates are currently manufactured in relatively small batches for use in pre-clinical and clinical studies. Process improvements implemented to date have changed, and process improvements in the future may change, the activity and/or analytical profile of the product candidates, which may affect the safety and efficacy of the products. For instance, the manufacturing process for ublituximab has undergone several process improvements during the clinical trial process which have resulted in analytical differences between the materials. Such process improvements continued during the conduct of the Phase 3 study and materials from more than one manufacturing process were utilized in the Phase 3 UNITY-CLL trial. While analytical differences exist between those materials, we do not believe the differences will alter the safety or efficacy profile of ublituximab. However, it is possible that additional and/or different adverse events may appear among patients exposed to drug product manufactured under one process compared to the other, or that adverse events may arise with greater frequency, intensity and duration among patients exposed to drug product manufactured under one process compared to the other. Additionally, the efficacy of ublituximab may also be negatively impacted by such process changes. Given the uncertainty of the impact on product specifications, quality and performance, process improvements made during Phase 3 development carry a higher level of risk than those made prior to Phase 3 development. If there are significant differences in product attributes between the two materials, we may need to adjust our statistical analysis plans of the Phase 3 study to confirm that there is no difference in safety or efficacy between the product made by each process in order to allow us to utilize data from all enrolled patients, as well as be able to integrate clinical safety and/or efficacy results across studies to support any potential marketing application. There can be no assurance given that such analyses will be successful in demonstrating that there are no clinical differences between these drug products, which could substantially impact the approvability of the combination of UKONIQ and ublituximab based on the results of the UNITY-CLL study. In such circumstances, that would have a material adverse effect on the Company.

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

In addition, we have engaged a secondary manufacturer for ublituximab to meet our current clinical and future commercial needs and anticipate engaging additional manufacturing sources for UKONIQ to meet expanded clinical trial and projected commercial needs. If a secondary manufacturer is not successful in replicating the product or experiences delays, or if regulatory authorities impose unforeseen requirements with respect to product comparability from multiple manufacturing sources, we may experience delays in clinical development. No assurance can be given that any additional manufacturers will be successful or that material manufactured by the additional manufacturers will perform comparably to ublituximab or UKONIQ as manufactured to date and used in currently available pre-clinical data and or in clinical trials presented publicly or reported in this or any previous filing, or that the relevant regulatory agencies will agree with our interpretation of comparability.

In addition, with the FDA approval of UKONIQ and as we move closer to commercialization of ublituximab, we are scaling-up production to ensure adequate commercial supply. This is an expensive process and there can be no assurance given that such scale-up will be successful in providing pharmaceutical product that is of sufficient quantity, or of a quality that is consistent with our previously established specifications, or that meets the requirements set by regulatory agencies under which we may seek approval of our product candidates. If scale-up were not to succeed, our ability to supply our anticipated market at a reasonable cost of goods would be negatively impacted. In such an event, that would have a material adverse effect on the Company. Scale up could also require additional process improvement that might be required to accommodate new and larger equipment utilized in the scaled-up process. If that were to occur and we could not demonstrate to the FDA that the materials were analytically substantially similar, we might be required to run additional clinical testing to demonstrate that they are substantially similar. That would entail a significant delay and significant increase in total cost, all of which would have a material adverse effect on the Company.

Risks Related to Governmental Regulation of Pharmaceutical Industry and Legal Compliance Matters

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

In the United States, the President, federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of healthcare and addressing public concern over access and affordability of prescription drugs.  The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) was enacted in 2010 and made significant changes to the U.S. healthcare system. ACA changes included expanding healthcare coverage through Medicaid expansion and implementation of the individual health insurance mandate; changing coverage and reimbursement of drug products under government healthcare programs; imposing an annual fee on manufacturers of branded drugs; and expanding government enforcement authority.   Although the ACA has been the subject of a number of legislative and litigation challenges since it passed, it is expected that the Biden Administration will seek to strengthen and expand the ACA.  We cannot product what affect further changes to the ACA (whether repeal, replacement, or further amendment) would have on our business.

Beyond the ACA, there has been increasing legislative, regulatory and enforcement interest with respect to prescription drug pricing practices.  With the election of President Biden and changes in make-up of the Senate following the 2020 election, we face uncertainties with respect to executive and legislative actions relating to drug pricing.  Proposals that may garner bipartisan legislative support include adding a cap on out-of-pocket spending under Medicare Part D and imposing limits on increases in drug prices.  In addition, President Biden may take executive action to introduce new drug pricing models and other drug pricing initiatives.

Federal and state elections in 2020 have changed which persons and parties occupy the Office of the President of the United States and control both chambers of Congress and many states’ governors and legislatures.  These changes will likely result in new priorities, rulemakings and legislation.  We anticipate that the new Biden Administration will issue a number of Executive Orders, which may alter the policies of the previous administration.  Additionally, certain agency rules and policy statements of the prior four years may be rescinded.  Further, the Biden Administration may propose substantial changes to the U.S. healthcare system, including expanding government-funded health insurance options.  We are uncertain of the impact or outcome of these potential Executive Orders, rescission of rules and policy statements, or new legislation, especially any relative impact on the healthcare regulatory and policy landscape, or the impact they may have on our business. While drug pricing was a priority for the prior administration, we expect that it will continue to be a focus of the Biden Administration in 2021 and beyond. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

With the FDA approval of UKONIQ in February 2021, we became subject to additional extensive healthcare statutory and regulatory requirements and oversight by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our past, current and future relationships, arrangements and interactions with these professionals and entities, as well as with patients and patient advocacy organizations will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our drug candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the federal False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	the federal Health Insurance Portability and Accountability Act of 1996 (or HIPAA) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the so-called federal “Sunshine Act” under the Affordable Care Act requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to monitor and report information related to payments and other transfers of value to and the ownership and investment interests of physicians and teaching hospitals (and additional categories of healthcare providers beginning with reports submitted in 2022) to the federal government for redisclosure to the public;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	a wide range of federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers including those related to privacy;

●
the Federal Food, Drug, and Cosmetic Act and its implementing regulations, which among other things, strictly regulate drug product marketing and prohibit manufacturers from promotion and marketing of products prior to approval or for uses inconsistent with the FDA-required labeling;

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

In the U.S., to help patients who have no or inadequate insurance access to UKONIQ, we have a patient support program that we administer in conjunction with a patient support program vendor and other third parties.  There has been heightened governmental scrutiny recently over the scope of patient support programs and the manner in which drug manufacturers and their vendors operate such programs.  We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws, regulations, or evolving government guidance on patient support programs. A government investigation, regardless of its outcome, could impact our business practices, harm our reputation, divert attention of management, increase our expenses and reduce availability of assistance to patients.  If we or our vendors are deemed to fail to comply with relevant laws, regulations or government guidance in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations.  The compliance and enforcement landscape, and related risk, is informed by government enforcement precedent and settlement history, Advisory Opinions, and Special Fraud Alerts.  Our approach to compliance may evolve over time in light of these types of developments.  Additionally, the potential safe harbors available under the AKS are subject to change through legislative and regulatory action, and we may decide to adjust our business practices or be subject to heightened scrutiny as a result.  If our operations, including anticipated activities to be conducted by our sales team, were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, qui tam actions brought by individual whistleblowers in the name of the government, and the curtailment or restructuring of our operations.

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

Within the United States, various federal and state laws regulate the privacy and security of personal information and so may affect our business operations.  For example, at the federal level, our operations may be affected by the data privacy and security provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations. Although we are not currently directly subject to HIPAA, HIPAA affects the ability of healthcare providers and other entities with which we may interact, including clinical trial sites, to disclose patient health information to us.  Under Section 5(a) of the Federal Trade Commission Act, or the FTCA, the FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. States may also impose requirements, for example the California Consumer Privacy Act, or the CCPA, went into effect in January 2020 creating data privacy obligations for covered companies and providing privacy rights to California residents, including the right to opt out of certain disclosures of their information.

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

Our third-party manufacturers may use hazardous materials in the production of UKONIQ and our product candidates and if so, they must comply with environmental laws and regulations, which can be expensive and restrict how we or they do business.

Manufacturing activities for the production of UKONIQ and our product candidates involve the controlled storage, use, and disposal of hazardous materials, including the components of our product candidates, and other hazardous compounds. Our third-party manufacturers and we are subject to federal, state, and local laws and regulations governing the use, manufacture, storage, handling, release, disposal of, and exposure to, these hazardous materials. Violation of these laws and regulations could lead to substantial fines and penalties. Although we believe that our safety procedures, and those of our third-party manufacturers, for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, state or federal authorities may curtail our use of these materials and interrupt our business operations. In addition, we could become subject to potentially material liabilities relating to the investigation and cleanup of any contamination, whether currently unknown or caused by future releases.

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

Whether conducted through a CRO or through our internal staff, we are solely responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or other enforcement actions that may include civil penalties up to and including criminal prosecution. We and our CROs are required to comply with regulations, including GCP guidelines for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drug candidates in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, clinical investigators, CROs, institutional review boards, and non-clinical laboratories. If we, our CROs, our investigators or other third parties fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our current or future clinical trials comply with GCPs. In addition, our clinical trials must be conducted with drug candidates produced under cGMP regulations. Our failure or the failure of our CROs or CMOs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action. We also are required to register most ongoing clinical trials and post the results of completed clinical trials on government-sponsored databases, e.g., ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, we believe that our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

 We contract with third parties for the manufacture of UKONIQ for commercial supply and of our product candidates for pre-clinical development and clinical trials, and we expect to continue to do so. This reliance on third parties increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture, packaging and labeling of any products that we commercialize, including UKONIQ, and our product candidates for pre-clinical development and clinical testing.  In some circumstances, our licensor has entered into arrangements with contract manufacturers to supply product for our clinical and commercial demand. Our reliance on third parties increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

The facilities used by contract manufacturers to manufacture our drug candidates typically undergo inspections by the FDA or a comparable foreign regulatory to verify compliance with applicable cGMP regulations.  Such inspections may be conducted after we submit our marketing applications to or receive marketing approval from the FDA or a comparable foreign regulatory authority. Although FDA and other regulators impose requirements regarding our selection, qualification, oversight, and monitoring of our contract manufacturers and hold us responsible for the ultimate compliance of our products, we do not directly control the manufacturing process of our third-party contract manufacturers and are subject to risks associated with their ability to comply with cGMPs in connection with the manufacture of our products and product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others and the compliance concerns cannot be resolved, remediated, or otherwise addressed to FDA’s satisfaction in a timely manner during the review of our NDAs or BLAs, it may negatively impact our ability to obtain regulatory approval for our drug candidates or obtain approval within projected timelines. We cannot guarantee the ability of our third-party manufacturers to maintain compliance with cGMP regulations, including having adequate quality control, quality assurance and qualified personnel. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products or product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our products or product candidates.

For certain of our product candidates, we do not have long-term supply agreements with contract manufacturers. For these product candidates, we purchase our required drug supply, including the drug product and drug substance on a purchase order basis. We may be unable to establish or maintain agreements with third-party manufacturers for these products or product candidates or do so on acceptable terms. No assurance can be given that long-term, scalable manufacturers can be identified or that they can make clinical and commercial supplies of our product candidates that meet the product specifications of previously manufactured batches, or are of a sufficient quality, or at an appropriate scale and cost to make it commercially feasible. If they are unable to do so, it could have a material adverse impact on our business.

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

Moreover, our current long-term supply agreement contains certain minimum purchases in what are commonly referred to as a “take or pay” provision, and it is possible that future supply agreements could contain such provisions. To the extent our demand does not meet the minimum supply required amounts, we would be forced to pay more than desired. This could create a situation where we are spending more than required and could impact our on-going operations and entail curtailing other important research and development or commercialization efforts, all of which could have a material adverse effect on the Company.

Our drug candidates and any drugs that we may develop may compete with other drug candidates and approved drugs for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, or interrupt commercial distribution. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers causing additional costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of our products or product candidates could result in significant delays or gaps in availability of such products or product candidates and may adversely affect our future profit margins and our ability to commercialize any drugs that receive marketing approval on a timely and competitive basis.

We also rely on other third parties to store and distribute drug supplies for our clinical trials and for commercial demand for UKONIQ and expect to continue to do so for any other product candidates that may receive approval. Any performance failure on the part of our distributors could delay clinical development or marketing approval of any future product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

The third parties upon whom we rely for the supply of starting materials, intermediates, active pharmaceutical ingredient (API)/drug substance, drug product, and other materials used in our drug candidates are our sole source of supply, and the loss or disruption of any of these suppliers, including as a result of the COVID-19 pandemic, could significantly harm our business.

The starting materials, intermediates, API/drug substance, and drug product used in many of our drug candidates are currently supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain starting materials, intermediates, API/drug substance, and drug product for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. It is expected that many of our manufacturing partners will be sole source suppliers from single site locations for the foreseeable future. Various raw materials, components, and testing services required for our products may also be single sourced.  We are not certain that our single-source suppliers will be able to supply sufficient quantities of their products or on the timelines necessary to meet our needs, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers, our relative importance as a customer to those suppliers, public health emergencies such as the COVID-19 pandemic or natural disasters that may cause those suppliers to stop work for a period of time.  If any of our suppliers ceases its operations for any reason or is unable or unwilling to supply starting materials, intermediates, API/drug substance, and drug product in sufficient quantities or on the timelines necessary to meet our needs, it could significantly and adversely affect our business, the supply of our drug candidates and our financial condition.  In addition, if our current or future supply of any of our products or product candidates should fail to meet specifications during its stability program there could be a voluntary or mandatory product recall if the product is approved and, even in the absence of a recall, there could be significant interruption of our supply of drug, which would adversely affect the clinical development and commercialization of the product.

Although COVID-19 has not had a material adverse effect on our supply chain to date, no assurance can be given that it will not in the future if the situation persists or worsens. UKONIQ is manufactured in India, ublituximab is manufactured in South Korea, and TG-1701 is manufactured in China.  Each of these countries continues to be, or has been, subject to government-imposed quarantines and travel restrictions due to the COVID-19 pandemic, which, in some cases, have resulted in reduced operations at manufacturing and research locations and time-limited shutdowns.  Our contract manufacturers for UKONIQ and ublituximab are continuing operations at varying levels of capacity. We have worked closely with our contract manufacturer for UKONIQ to plan for anticipated commercial supply needs.  We also are working closely with our contract manufacturer for ublituximab to plan for our anticipated commercial supply needs if we are successful in our continued clinical and regulatory development.  We will continue to monitor the situation very closely with our suppliers in impacted regions.

We continually evaluate our supply chains to identify potential risks and needs for additional manufacturers and other suppliers for the production of our products and product candidates. Establishing additional or replacement suppliers for the API/drug substance and drug product, if required, may not be accomplished quickly or at all and may involve significant expense. If we are able to find a replacement supplier, we would need to evaluate and qualify such replacement supplier and its ability to meet quality and compliance standards. Any change in suppliers or the manufacturing process could require additional regulatory approval and result in operational delays. While we seek to maintain adequate inventory of materials necessary for the production of our products and product candidates, any supply interruption or delay, or our inability to identify alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our commercialization and development efforts, which could harm our business, results of operations, financial condition and prospects.

Because we have in-licensed UKONIQ and our product candidates from third parties, any dispute with or non-performance by our licensors will adversely affect our ability to develop and commercialize the applicable product or product candidate.

Because we license UKONIQ and our product candidates from third parties and we expect to continue to in-license additional product candidates, if there is any dispute between us and our licensor regarding our rights under a license agreement, our ability to develop and commercialize the applicable product or product candidate may be adversely affected. Disputes may arise with the third parties from whom we license our products and product candidates for a variety of reasons, including:

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

In addition, the agreements under which we currently license umbralisib and our product candidates from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations, or may conflict in such a way that puts us in breach of one or more agreements, which would make us susceptible to lengthy and expensive disputes with one or more of our licensing partners. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product or product candidate, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of our clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

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

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate revenue from their sales.

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any termination or expiration of any future collaboration agreement could adversely affect us financially or harm our business reputation.

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

Our commercial success in part depends on obtaining and maintaining patent protection and trade secret protection in the United States and other countries with respect to any product we commercialize, including UKONIQ, our product candidates, their formulations and uses and the methods we use to manufacture them, as well as successfully defending these patents against third-party challenges. We seek to protect our proprietary and intellectual property position by filing patent applications in the United States and abroad related to our novel technologies and product candidates, and by maintenance of our trade secrets through proper procedures.  Because we in-license our products and product candidates, we also rely on our licensors to protect the patent and other intellectual property rights necessary for commercialization.

We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them in the market they are being used or developed. The degree of patent protection we require to successfully commercialize our products and product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect any of our products. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States.

Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing drugs similar or identical to our product candidates, including generic versions of such drugs.

Currently, the composition of matter patent for ublituximab and UKONIQ are granted in both the United States and EU, among other countries. A method of use patent covering the combination of ublituximab and UKONIQ has also been granted in the United States, European Union, Japan, and several other territories. Additionally, several method of use patents for ublituximab and UKONIQ in various indications and settings have also been applied for but have not yet been issued or have been issued in certain territories but not under all jurisdictions in which such applications have been filed. There can be no guarantee that any patents for which an application has already been filed, nor any patents filed in the future, for cosibelimab, TG-1701 and TG-1801 or for our pre-clinical product candidates will be granted in any or all jurisdictions in which they were filed, or that all claims initially included in such patent applications will be allowed in the final patent that is issued. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents, or what the scope of an issued patent may ultimately be.

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

If patents are not issued that protect our products or product candidates, it could have a material adverse effect on our financial condition and results of operations.

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, with respect to some of the pending patent applications covering our drug candidates, prosecution has yet to commence. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO have been significantly narrowed by the time they issue, if at all. It is also possible that we will fail to identify any patentable aspects of our research and development output and methodology, and, even if we do, an opportunity to obtain patent protection may have passed. Given the uncertain and time-consuming process of filing patent applications and prosecuting them, it is possible that our product(s) or process(es) originally covered by the scope of the patent application may have changed or been modified, leaving our product(s) or process(es) without patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our licensors or we fail to appropriately prosecute and maintain patent protection or trade secret protection for one or more products or product candidates, our ability to develop and commercialize such drugs may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. This failure to properly protect the intellectual property rights relating to these product candidates could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability, which would have a material adverse effect on our financial condition and results of operations. Furthermore, should we enter into other collaborations, including out-licensing or partnerships, we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance and enforcement of licensed patents. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and we may fail to seek or obtain patent protection in all major markets. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the United States have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences and certain methods of utilizing same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first instance for protection under the patent laws of the United States. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in those licensed from a third-party.

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

We may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter parties review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of these proceedings could be substantial, and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by patents and patent applications for our drug candidates is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

The issuance of a patent does not foreclose challenges to its inventorship, scope, validity or enforceability. Therefore, our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with enough rights to exclude others from commercializing products similar or identical to ours.

Even if our patent applications issue as patents, and they are unchallenged, our issued patents and our pending patents, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned or licensed patents by developing similar or alternative technologies or drugs in a non-infringing manner. For example, a third party may develop a competitive drug that provides benefits similar to one or more of our products or product candidates but that has a different composition that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our products or product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our products or product candidates could be negatively affected, which would harm our business.

In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although we have entered into agreements with many of our employees, consultants and advisors and any other third parties who have access to our proprietary know-how, information or technology to assign or grant similar rights to their inventions to us, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy. An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs, without payment to us, or could limit the duration of the patent protection covering our technology and drug candidates. Such challenges may also result in our inability to manufacture or commercialize our products and product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates.

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

Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our drugs or procedures, we may not be able to stop a competitor from marketing drugs that are the same as or similar to our products or product candidates, which would have a material adverse effect on our business.

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

If a third-party claims that we or any collaborators of ours infringe their intellectual property rights, we may have to defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our drug candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain such a license, it could be granted on non-exclusive terms, thereby providing our competitors and other third parties access to the same technologies licensed to us. Without such a license, we could be forced, including by court order, to cease developing and commercializing the infringing technology or drug candidates. In addition, we could be found liable for monetary damages, including treble damages and attorney’s fees if we are found to have willfully infringed such third-party patent rights. A finding of infringement could prevent us from commercializing our drug candidates or force us to cease some of our business operations, which could materially harm our business.

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

Risks Related to Our Business Organization and Governance, Strategy, Employees and Growth Management

If we fail to attract and keep key management, commercial, and clinical development personnel, we may be unable to successfully develop or commercialize our product candidates.

We are highly dependent on the research and development, commercialization, manufacturing, quality, financial and legal expertise of our senior management team as well as the other principal members of our management. Although we have entered into an employment agreement with our chief executive officer and employment letters with our senior managers, each of our executive officers may terminate their employment with us at any time. We do not maintain key person insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We expect to continue hiring qualified development and commercialization personnel. Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will be critical to our success. The loss of the services of our chief executive officer or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified medical and scientific personnel. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital, and our ability to implement our business strategy.

We will need to develop and expand our business, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

We may attempt to expand our business by acquiring additional businesses or drugs, forming strategic alliances or creating joint ventures with third parties. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from any such arrangement or transaction that may delay or prevent us from realizing their expected benefits. If we are unable to successfully integrate such acquired businesses with our existing operations and company culture, we may never realize the benefits of such acquisitions or strategic alliances. We cannot assure you that, following any such transaction, we will achieve the expected synergies to justify the transaction.

Expanding our business will increase our operating needs. As of February 18, 2021, we had 272 full -time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. Our management and medical, commercial, and scientific personnel, systems and facilities currently in place may not be adequate to support our anticipated future growth. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. To accommodate growth, additional physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our business.

Additionally, to help manage the expanding needs, we may utilize the services of outside vendors or consultants to perform tasks including clinical trial management, statistics and analysis, regulatory affairs, formulation development, chemistry, manufacturing, controls, and other pharmaceutical development functions. Our growth strategy may also entail expanding our group of contractors or consultants to implement these tasks going forward. Because we rely on a substantial number of consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may be unable to successfully implement the tasks necessary to advance the commercialization of UKONIQ and further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Certain anti-takeover provisions in our governing documents and Delaware law could make a third-party acquisition of us difficult. This could limit the price investors might be willing to pay in the future for our common stock.

Certain provisions in our amended and restated certificate of incorporation and restated bylaws may make it more difficult for a third party to acquire us, or discourage a third party from attempting to acquire or control us and may limit the price that certain investors might be willing to pay in the future for shares of our common stock. For example, our amended and restated certificate of incorporation allows us to issue preferred stock without the approval of our stockholders, the issuance of which could decrease the amount of earnings and assets available for distribution to, or affect the rights and powers (including voting rights) of, of our common stockholders. In certain circumstances, such issuance could have the effect of decreasing the market price of our common stock. In addition, our restated bylaws eliminate the right of stockholders to call a special meeting of stockholders, which could make it more difficult for stockholders to effect certain corporate actions. Any of these provisions could also have the effect of delaying or preventing a change in control.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ownership change (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2020, we had federal net operating loss carryforwards of approximately 956.3 million, and our ability to utilize those net operating loss carryforwards could be limited by an ownership change as described above, which could result in increased tax liability to us. In addition, pursuant to the Tax Act, we may not use net operating loss carry-forwards to reduce our taxable income in any year by more than 80%, and we may not carry back any net operating losses to prior years. On March 27, 2020, the “CARES Act” was signed by the U.S. President. Certain provisions of the CARES Act alter the rules regarding net-operating losses for such losses arising in 2018, 2019 and 2020. Such losses may be carried back for five years. We cannot assure you, however, of our ability to utilize these favorable offset rules within the applicable time period. These rules apply regardless of the occurrence of an ownership change.

Certain of our executive officers, directors, principal stockholders and their affiliates maintain the ability to exercise significant influence over our company and all matters submitted to stockholders for approval.

Certain of our executive officers, directors and stockholders own more than 10% of our outstanding common stock and, together with their affiliates and related persons, beneficially own a significant percentage of our capital stock. If these stockholders were to choose to act together, they would be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

●	delaying, deferring or preventing a change of control of us;
●	impeding a merger, consolidation, takeover or other business combination involving us; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Our internal computer systems, or those of our third-party CROs, CMOs, or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug candidates’ development programs and our commercialization of any products for which we receive regulatory approval.

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs, CMOs, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks or cyber-intrusions over the Internet, natural disasters, terrorism, war and telecommunication and electrical failures.  Although we have been the targets of cyber-attacks and cyber-intrusions, the impact on our operations and financial condition has not been material.  We expect such cybersecurity threats to continue and become more sophisticated.  A significant cyber-attack or cyber-intrusion could cause our systems to fail, leakage of confidential information, or business interruption, which could result in a material disruption of our operations, financial loss, or reputational harm. For example, the loss of clinical trial data for our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.  We have invested in protections and monitoring practices of our data and information technology systems to reduce these risks and expect to continue do so as our computer systems increase in magnitude and complexity.  However, there can be no assurance that our efforts and investments will prevent breakdowns or breaches in our systems that could adversely affect our business.

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

On January 31, 2019 (Brexit Day), the United Kingdom formally left the European Union. Although Brexit has already and may continue to adversely affect European and/or worldwide economic or market, political or regulatory conditions and may contribute to instability in the global financial markets, political institutions and regulatory agencies, the resulting immediate changes in foreign currency exchange rates have had a limited overall impact due to natural hedging. Although the United Kingdom and the European Union reached a trade agreement in late 2020, the long-term impact of Brexit, including on our business and our industry, remains uncertain.  Despite the Brexit developments, we do not expect macroeconomic conditions to have a significant impact on our liquidity needs, financial condition or results of operations.

Our employees, principal investigators, CROs, CMOs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading, which could have a material adverse effect on our business.

We are exposed to the risk that our employees, principal investigators, CROs, CMOs, and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us.  In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our pre-clinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of ethics applicable to all of our employees and have implemented a compliance program, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. In addition, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, regardless of the outcome, our reputation and our business may suffer.  If we are not successful in defending ourselves or asserting our rights, those actions could lead to imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business.

We may acquire businesses or drugs, or form strategic alliances, in the future, and we may not realize the benefits of such acquisitions.

We may acquire additional businesses or drugs, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, we will achieve the expected synergies to justify the transaction.

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

In December 2019, a novel strain of coronavirus which causes a disease referred to as COVID-19, was first detected in Wuhan, China, and has since spread around the world. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak had evolved into a pandemic. In response to the pandemic, many governments around the world have implemented a variety of control measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. Although COVID-19 has not had a material adverse effect on our business to date, no assurance can be given that it will not in the future if the situation persists or worsens. The extent to which the COVID-19 pandemic impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the virus, the duration, spread and severity of the COVID-19 pandemic, the rate of vaccination and efficacy of approved vaccines against the virus and any variant strains of the virus, other actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume if and when the pandemic subsides, among others.

Should the COVID-19 pandemic persist or worsen and government restrictions continue, our business operations could be materially delayed or interrupted. For instance, our ongoing clinical trials may be delayed or compromised; our ability to conduct new clinical trials may be adversely impacted; our supply chain may be disrupted; health authority inspections of clinical sites or manufacturing facilities, or review of our regulatory submissions may be delayed, and our commercialization efforts may be impacted.  It is unknown how long these disruptions could continue, were they to occur. Any delay in our clinical trials, preapproval inspections or in regulatory review resulting from such disruptions could materially affect the development and commercialization of our product candidates.

We currently rely on third parties for certain functions or services in support of our clinical trials and key areas of our operations. These third parties include contract research organizations (CROs), medical institutions and clinical investigators, contract manufacturing organizations, suppliers, and external business partners supporting commercialization of UKONIQ. If these third parties themselves are adversely impacted by restrictions resulting from the COVID-19 outbreak, we will likely experience delays and/or realize additional costs. As a result, our efforts to commercialize UKONIQ and obtain regulatory approvals for, and to commercialize, our product candidates may be delayed or disrupted.

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

Our ability to successfully commercialize UKONIQ, and any of our product candidates for which we in the future obtain regulatory approval, also may be adversely impacted by restrictions and safety measures instituted due to COVID-19.  For example, reduced access to healthcare providers and institutions as a result of social distancing protocols has impacted our commercialization activities, including, the manner in which our field teams engage with healthcare providers and facilities.  Our compliance monitoring and oversight of interactions and communications with HCPs, payors, and other stakeholders may also be impacted by the remote work environment.

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

The UNITY-NHL FL and MZL monotherapy cohorts, the UNITY-CLL and the ULTIMATE I and II trials are fully enrolled. However, follow-up is ongoing and data continue to be collected from these or related follow-up studies.  These data collection efforts rely on study participants’ ability to contribute such data, often through study specific visits and procedures that can only be conducted in-person.  While we anticipate minimal impact from COVID-19 on the previously estimated timelines for these trials, no guarantee can be made that our estimated timelines, or the ultimate outcome from these trials, will not be materially negatively impacted by the COVID-19 pandemic.

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

The potential disruptions discussed above and other consequences of the COVID-19 pandemic could result in missed study visits or study procedures in our clinical trials, which could lead to an abundance of protocol deviations that impact the interpretability of the trial results.  A significant number of deviations may call into question whether the execution of a clinical trial was consistent with the protocol, which is of particular importance where study designs were agreed to as part of a SPA as in the case of our Phase 3 clinical trial for the combination of ublituximab plus UKONIQ for patients with chronic lymphocytic leukemia (UNITY-CLL) and our registration program for ublituximab in relapsing multiple sclerosis (ULTIMATE I and II).  In extreme cases, significant deviations from the protocol may be considered a violation of the SPA and result in potential rescindment of the SPA agreement, which could adversely affect our ability to use the results of the impacted study to support a future regulatory application.

We will continue to monitor the potential impact of COVID-19 on our clinical trial program, however, the full extent to which the COVID-19 pandemic may directly or indirectly impact the progress of our current and planned trials will depend on future developments that are highly uncertain and cannot be accurately predicted.

General Risks

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

ITEM 2. PROPERTIES.

We maintain corporate and executive space in New York, New York, and Edison, New Jersey. We are also currently leasing small office spaces in Raleigh, North Carolina and Kingsport, Tennessee. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

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

Holders

The number of record holders of our common stock as of February 24, 2021 was 235.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2020, regarding the securities authorized for issuance under our equity compensation plan, the TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan.

Equity Compensation Plan Information

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities reflected
Plan Category	options	options	in column 1)

Equity compensation plans approved by security holders	2,526,166	$6.99	4,054,913
Equity compensation plans not approved by security holders	—	—	—
Total	2,526,166	$6.99	4,054,913

For information about all of our equity compensation plans see Note 5 to our Consolidated Financial Statements included in this report.

COMMON STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2015 through December 31, 2020, with the cumulative total return over such period on (i) the U.S. Index of The Nasdaq Stock Market and (ii) the Biotechnology Index of The Nasdaq Stock Market. The graph assumes an investment of $100 on December 31, 2015, in our common stock (at the adjusted closing market price) and in each of the indices listed above, and assumes the reinvestment of all dividends. Measurement points are December 31 of each year.

*     $100 invested on December 31, 2015 in stock or index, including reinvestment of dividends. Fiscal Years ending December 31.

ITEM 6. SELECTED FINANCIAL DATA.

The following Statement of Operations Data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, and Balance Sheet Data as of December 31, 2020, 2019, 2018, 2017 and 2016, as set forth below are derived from our audited consolidated financial statements. Audited financial statements prior to 2018 are not contained herein. This financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

(in thousands, except per share information)
	Years ended December 31,
	2020	2019	2018	2017	2016

License revenue	$152	$152	$152	$152	$152

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreements	—	100	4,000	—	—
Noncash compensation	13,962	5,811	5,598	5,647	2,742
Other research and development	151,934	148,269	149,793	96,886	66,490
Total research and development	165,896	154,180	159,391	102,533	69,232

General and administrative:
Noncash compensation	66,327	5,523	7,288	10,298	4,767
Other general and administrative	41,523	9,504	7,873	6,033	5,122
Total general and administrative	107,850	15,027	15,161	16,331	9,889

Total costs and expenses	273,746	169,207	174,552	118,864	79,121

Operating loss	(273,594)	(169,055)	(174,400)	(118,712)	(78,969)

Other (income) expense:
Interest expense	6,329	5,287	877	845	886
Other income	(542)	(1,471)	(1,795)	(1,081)	(1,602)
Total other (income) expense, net	5,787	3,816	(918)	(236)	(716)

Net loss	$(279,381)	$(172,871)	$(173,482)	$(118,476)	$(78,253)

Basic and diluted net loss per common share	$(2.42)	$(1.96)	$(2.30)	$(1.91)	$(1.60)

Balance Sheet Information:

	December 31,
(in thousands)	2020	2019	2018	2017	2016
Cash, cash equivalents, investment securities and interest receivable	$605,426	$140,435	$68,901	$84,825	$44,969
Total assets	625,642	163,014	83,616	97,381	54,782
Accumulated deficit	(980,597)	(701,216)	(528,345)	(354,863)	(236,387)
Total equity	519,350	38,615	24,036	66,993	35,868

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

Overview

TG Therapeutics is a fully-integrated, commercial stage biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. In addition to an active research pipeline including five investigational medicines across these therapeutic areas, we have received accelerated approval from the U.S. Food and Drug Administration (FDA) for UKONIQ (umbralisib), for the treatment of adult patients with relapsed or refractory marginal zone lymphoma who have received at least one prior anti-CD20-based regimen and relapsed or refractory follicular lymphoma who have received at least three prior lines of systemic therapies. Currently, we have two programs in Phase 3 development for the treatment of patients with relapsing forms of multiple sclerosis (RMS) and patients with chronic lymphocytic leukemia (CLL) and several investigational medicines in Phase 1 clinical development. We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

Our research and development expenses consist primarily of expenses related to in-licensing of new product candidates, fees paid to consultants and outside service providers for clinical and laboratory development, facilities-related and other expenses relating to the design, development, manufacture, testing and enhancement of our drug candidates and technologies. We expense our research and development costs as they are incurred. Research and development expenses for the years ended December 31, 2020, 2019 and 2018 were approximately $151.9 million, $148.4 million and $153.8 million, respectively, excluding noncash compensation expenses related to research and development.

The following table sets forth the research and development expenses per project, exclusive of noncash compensation expenses, for the periods presented.

(in thousands)	2020	2019	2018
Ublituximab	$72,400	$93,302	$105,429
Umbralisib	66,495	46,074	42,852
Early Clinical Pipeline & Pre-Clinical	13,039	8,993	5,512
Total	$151,934	$148,369	$153,793

Our general and administrative expenses consist primarily of expenses related to the US launch of UKONIQ, including salaries and related expenses for our commercialization team and commercial development activities. Other general and administrative expenses consist of executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities and facilities-related expenses.

Our results of operations include noncash compensation expenses as a result of the grants of restricted stock and stock options. Compensation expense for awards of restricted stock and stock options granted to employees and directors represents the fair value of the award recorded over the respective vesting periods of the individual awards. The expense is included in the respective categories of expense in the consolidated statements of operations. We expect to continue to incur significant noncash compensation expenses.

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

Our clinical trials will be lengthy and expensive. In addition, we expect losses to continue as we fund in-licensing and development of new drug candidates. As we further our development efforts, we may enter into additional third-party collaborative agreements and incur additional expenses, such as licensing fees and milestone payments. In addition, we will need to maintain and expand our commercial infrastructure for the manufacturing, marketing and selling of UKONIQ and our drug candidates following approval, if any, by the FDA or a foreign health authority, which would result in incurring significant additional expenses. As a result, our annual results may fluctuate and a year-by-year comparison of our operating results may not be a meaningful indication of our future performance.

RESULTS OF OPERATIONS

Years Ended December 31, 2020, 2019 and 2018

	Years Ended December 31,
(in thousands)	2020	2019	2018

License revenue	$152	$152	$152

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreements	—	100	4,000
Noncash compensation	13,962	5,811	5,598
Other research and development	151,934	148,269	149,793
Total research and development	165,896	154,180	159,391

General and administrative:
Noncash compensation	66,327	5,523	7,288
Other general and administrative	41,523	9,504	7,873
Total general and administrative	107,850	15,027	15,161

Total costs and expenses	273,746	169,207	174,552

Operating loss	(273,594)	(169,055)	(174,400)

Other (income) expense, net	5,787	3,816	(918)

Net loss	$(279,381)	$(172,871)	$(173,482)

Years Ended December 31, 2020 and 2019

License Revenue. License revenue was approximately $152,000 for each of the years ended December 31, 2020 and 2019. License revenue is related to the amortization of an upfront payment of $2.0 million associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement.

Noncash Stock Expense Associated with In-Licensing Agreement (Research and Development). Noncash stock expense associated with in-licensing agreement (research and development) amounted to zero for the year ended December 31, 2020, as compared to $0.1 million during the comparable period in 2019.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $14.0 million for the year ended December 31, 2020, as compared to $5.8 million during the comparable period in 2019. The increase in noncash compensation expense was primarily due to an increase in research and development personnel and a higher stock price during the year ended December 31, 2020.

Other Research and Development Expenses. Other research and development expenses increased by $3.6 million from $148.3 million for the year ended December 31, 2019 to $151.9 million for the year ended December 31, 2020. The increase in R&D expense is primarily attributable to the achievement of various milestones, offset by a decrease in manufacturing expense during the year ended December 31, 2020. We expect our other research and development costs to remain at consistent levels throughout 2021.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants increased by $60.8 million from $5.5 million for the year ended December 31, 2019 to $66.3 million during the year ended December 31, 2020. The increase in noncash compensation expense was primarily related to more milestone-based vesting of restricted stock granted to executive personnel during the year ended December 31, 2020.

Other General and Administrative Expenses. Other general and administrative expenses increased by $32.0 million from $9.5 million for the year ended December 31, 2019 to $41.5 million for the year ended December 31, 2020. The increase was due primarily to commercial costs, including personnel, incurred in preparation for the launch of UKONIQ. We expect our other general and administrative expenses to increase modestly during 2021.

Interest Expense. Interest expense increased by $1.0 million to $6.3 million for the year ended December 31, 2020, as compared to expense of $5.3 million for year ended December 31, 2019. The increase is mainly due to interest expense related to administrative fees in connection with contract manufacturing costs during the year ended December 31, 2020.

Other Income. Other income decreased by $1.0 million to $0.5 million for the year ended December 31, 2020, as compared to $1.5 million for the year ended December 31, 2019. The decrease in other income is mainly due to a decrease in interest income during the year ended December 31, 2020. We expect our other income to remain at a comparable level during 2021.

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

LIQUIDITY AND CAPITAL RESOURCES

Our major sources of cash have been proceeds from the private placement and public offering of equity securities, and in 2019 from our loan and security agreement executed with Hercules Capital, Inc. (“Hercules”) (see Note 7 for more information). As of December 31, 2020 we had not yet generated revenue from drug sales of UKONIQ. UKONIQ first became commercially available in the United States in February of 2021. Even with the commercialization of UKONIQ and the future commercialization of our other drug candidates, we may not become profitable. Our ability to achieve profitability depends on our ability to generate revenue and many other factors, including our ability to obtain regulatory approval for our drug candidates; successfully complete any post-approval regulatory obligations; and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of December 31, 2020, we had $605.4 million in cash and cash equivalents, and investment securities. We anticipate that our cash and cash equivalents, and investment securities as of December 31, 2020 will provide sufficient liquidity for more than a twelve-month period from the date of filing this Annual Report on Form 10-K. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Cash used in operating activities for the year ended December 31, 2020 was $214.5 million as compared to $132.8 million for the year ended December 31, 2019. The increase in cash used in operating activities was due primarily to increased expenditures associated with our clinical development programs for ublituximab and umbralisib.

For the year ended December 31, 2020, net cash used in investing activities was $24.5 million as compared to cash used in investing activities of $0.7 million for the year ended December 31, 2019. The increase in net cash used in investing activities was primarily due to greater investment in short-term securities during the year ended December 31, 2020.

For the year ended December 31, 2020, net cash provided by financing activities of $679.8 million related to the net proceeds from the issuance of common stock as part of our ATM program and public offerings in May 2020 and December 2020.

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

On September 5, 2019, we filed an automatic “shelf registration” statement on Form S-3 (the “2019 WKSI Shelf”) as a “well-known seasoned issuer” as defined in Rule 405 under the Securities Act, which registered an unlimited and indeterminate amount of debt or equity securities for future issuance and sale. The 2019 WKSI Shelf was declared effective in September 2019. In connection with the 2019 WKSI Shelf, we entered into an At-the-Market Issuance Sales Agreement (the “2020 ATM”) with Jefferies LLC, Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (each a “2020 Agent” and collectively, the “2020 Agents”), relating to the sale of shares of our common stock. Under the 2020 ATM, we paid the 2020 Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. In November 2020, we entered into an At-the-Market Issuance Sales Agreement (the “2021 ATM”) with the same terms and agents (each a “2021 Agent” and collectively, the “2021 Agents”) as the 2020 ATM.

During the year ended December 31, 2020, we sold a total of 8,528,286 shares of common stock under the 2020 ATM for aggregate total gross proceeds of approximately $187.5 million at an average selling price of $21.99 per share, resulting in net proceeds of approximately $184.2 million after deducting commissions and other transactions costs.

During the year ended December 31, 2020, we sold a total of 804,100 shares of common stock under the 2021 ATM for aggregate total gross proceeds of approximately $33.9 million at an average selling price of $42.18 per share, resulting in net proceeds of approximately $33.3 million after deducting commissions and other transactions costs.

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

Equity Financings

On March 1, 2019, we completed a public offering of 4,100,000 shares of our common stock (plus a 30-day underwriter overallotment option to purchase up to an additional 615,000 shares of common stock, which was exercised) at a price of $5.87 per share. Proceeds from this offering, including the overallotment, after underwriting discounts and offering expenses were approximately $27.5 million.

On December 22, 2019, we completed a securities purchase agreement with an institutional investor in which we agreed to sell 5,434,783 shares of our common stock at a price of $9.20 per share. Net proceeds from this offering were approximately $50.0 million.

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

On December 17, 2020, we completed a public offering of 6,320,000 shares of our common stock (plus a 30-day underwriter overallotment option to purchase up to an additional 948,000 shares of common stock, which was exercised) at a price of $43.50 per share. Net proceeds from this offering, including the overallotment, were approximately $297.2 million after underwriting discounts and offering expenses of approximately $19.0 million.

Debt Financings

On February 28, 2019 (the “Closing Date”), we entered into a term loan facility of up to $60.0 million (“Term Loan”) with Hercules Capital, Inc. (“Hercules”), the proceeds of which will be used research and development programs and for general corporate purposes. The Term Loan is governed by a loan and security agreement, dated February 28, 2019 (the “Loan Agreement”), which provides for up to four separate advances. The first advance of $30.0 million was drawn on the Closing Date. Two additional advances of $10.0 million may be drawn at our option but subject to certain clinical trial milestones, and the fourth advance of $10.0 million, available in minimum increments of $5.0 million, was available through December 15, 2020 subject to the approval of Hercules’ investment committee.

The Term Loan will mature on March 1, 2022 (the “Loan Maturity Date”). Each advance accrues interest at a per annum rate of interest equal to the greater of either (i) the “prime rate” as reported in The Wall Street Journal plus 4.75%, or (ii) 10.25%. The Term Loan provides for interest-only payments until October 1, 2020. The interest-only period may be extended to April 1, 2021 if on or before September 30, 2020, we achieve either the third milestone or we have raised at least $150.0 million in unrestricted net cash proceeds from one or more equity financings, subordinated indebtedness and/or upfront proceeds from business development transactions permitted under the Loan Agreement, in each case after February 7, 2019, and prior to September 30, 2020 (“Milestone IV”). Thereafter, amortization payments will be payable monthly in eighteen installments (or, if the period requiring interest-only payments has been extended to April 1, 2021, in twelve installments) of principal and interest (subject to recalculation upon a change in prime rates). As a result of the Company having raised in excess of $150 million before the required timeline in the Loan Agreement, the interest-only period has been extended to April 1, 2021. At our option upon seven business days’ prior written notice to Hercules, we may prepay all or any portion greater than or equal to $5.0 million of the outstanding advances by paying the entire principal balance (or portion thereof), all accrued and unpaid interest, subject to a prepayment charge of 3.0%, if such advance is prepaid in any of the first twelve months following the Closing Date; 1.5%, if such advance is prepaid after twelve months following the Closing Date but on or prior to twenty-four months following the Closing Date; and 0% thereafter. In addition, a final payment equal to 3.5% of the aggregate principal amount of the loan extended by Hercules is due on the maturity date. Amounts outstanding during an event of default shall be payable on demand and accrue interest at an additional rate of 4.0% per annum of the past due amount outstanding.

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

Contract Manufacturer

In 2018, we entered into an agreement with a contract manufacturer for the clinical and potential commercial supply of one of our product candidates. As part of this agreement, the contract manufacturer has agreed to defer payment of certain costs and expenses under the agreement in exchange for the payment of an administrative fee. To date we have incurred expenses related to this agreement of approximately $53.7 million as of December 31, 2020, which include service fees, raw material costs and administrative fees. We have made payments of $37.4 million to the contract manufacturer as of December 31, 2020. Accordingly, as of December 31, 2020, $15.7 million is included in current liabilities in the Company’s consolidated balance sheet, of which $4.2 million is due in the first quarter of 2021.  We will incur an administrative fee of six percent (6%) per year starting from the date of invoice issuance. For the years ended December 31, 2020, 2019 and 2018, we have accrued $1.2 million, $1.2 million and zero, respectively, in administrative fees in connection with these costs, which has been included in interest expense in the Company’s consolidated statements of operations.

Leases

In October 2014, we entered into an agreement (the “Office Agreement”) with Fortress Biotech, Inc. (“FBIO”) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.4 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. At January 1, 2020, we recognized a lease liability and corresponding right of use (“ROU”) asset based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. The present values of our lease liability and corresponding ROU asset are $12.1 million and $9.3 million, respectively, as of December 31, 2020. Our leases have remaining lease terms of 4 months to 11 years. One lease has a renewal option to extend the lease for an additional term of two years.

Under the Office Agreement, we agreed to pay FBIO our portion of the build-out costs, which have been allocated to us at the 45% rate mentioned above. The allocated build-out costs have been recorded in Leasehold Interest, net on the Company’s consolidated balance sheets and will be amortized over the 15-year term of the Office Agreement. The initial commitment period of the 45% rate was for a period of three (3) years. We and FBIO currently determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of December 31, 2020, the allocation rate is 65% and will be evaluated again in August 2021 for the following rent year. Also, in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets. Additional collateral of $0.6 million was pledged in April 2018 to increase the letter of credit for the office space.

In October 2019, we finalized a five-year lease for office space in New Jersey (the “NJ Lease”). We approximate an average annual rental obligation of $0.3 million under the NJ Lease. We took possession of this space in October 2019, with rental payments beginning in November 2019.

Total rental expense was approximately $2.7 million, $2.7 million and $1.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Future minimum lease commitments as of December 31, 2020 total, in the aggregate, approximately $19.5 million through December 31, 2031. Our future minimum lease commitments include our office leases in New York, New Jersey, North Carolina and Tennessee as of December 31, 2020.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

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

Accrued Research and Development Expenses. As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include:

●	fees paid to contract research organizations (CROs) in connection with clinical studies;
●	fees paid to contract manufacturing organizations (CMOs);
●	fees paid to trial sites in connection with clinical studies; and
●	fees paid to vendors associated with licenses/milestones.

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to an initial negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing certain service fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period.

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

ASU 2018-11 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with earlier adoption permitted. The Company adopted ASU 2018-11 on January 1, 2019 using a modified retrospective method and will not restate comparative periods. We elected the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification and our assessment on whether a contract is or contains a lease. The adoption of this guidance resulted in the addition of material balances of ROU assets and lease liabilities to our consolidated balance sheets at January 1, 2019, primarily relating to our lease of office space (see Note 8). The impact to our consolidated statements of operations was not material as a result of this standard.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We currently invest in government and investment-grade corporate debt in accordance with our investment policy, which we may change from time to time. The securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of December 31, 2020, our portfolio of financial instruments consists of cash equivalents and short-term interest-bearing securities, including government debt and money market funds. The average duration of all of our held-to-maturity investments held as of December 31, 2020, was less than 12 months. Due to the relatively short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto, included in Part IV, Item 15(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2020, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive and Chief Financial Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2020 was audited by CohnReznick LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

TG Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited TG Therapeutics, Inc. and subsidiaries (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows of the Company as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020 and our report dated March 1, 2021, expressed an unqualified opinion.

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

March 1, 2021

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2021 Annual Meeting of Stockholders.

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

3.1

Amended and Restated Certificate of Incorporation of TG Therapeutics, Inc. dated April 26, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2012).

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

10.10	TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan, dated May 14, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q/A for the quarter ended March 31, 2012). †

10.11

First Amendment to TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan, filed with the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders on June 4, 2015, filed on April 24, 2015, and incorporated herein by reference. †

10.12	Second Amendment to TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2020). †

10.13

Sublicense Agreement between TG Therapeutics, Inc. and Ildong Pharmaceutical Co. Ltd., dated November 13, 2012 (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2012). *

10.14

License Agreement between TG Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated, dated June 23, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014).*

10.15

License Agreement between TG Therapeutics, Inc. and Rhizen Pharmaceuticals SA, dated September 22, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2015). *

10.16

Collaboration Agreement between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc., dated March 3, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2015). *

10.17

Sublicense Agreement between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc., dated May 27, 2016, (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016). *

10.18

Amendment to Employment Agreement, effective January 1, 2017, between TG Therapeutics, Inc. and Michael S. Weiss (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A for the year ended December 31, 2016). †

10.19

Advisory Agreement, effective January 1, 2017, between TG Therapeutics, Inc. and Caribe BioAdvisors, LLC (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K/A for the year ended December 31, 2016).

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

10.23

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

10.26

Amended and Restated Collaboration Agreement by and between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc., dated June 19, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2019). *

21.1	Subsidiaries of TG Therapeutics, Inc. #

23.1	Consent of Independent Registered Public Accounting Firm #

31.1	Certification of Principal Executive Officer #

31.2	Certification of Principal Financial Officer #

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #

101

The following financial information from TG Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

TG Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TG Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2021, expressed an unqualified opinion.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2003.

New York, New York

March 1, 2021

TG Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets as of December 31

(in thousands, except share and per share amounts)

	2020	2019

Assets
Current assets:
Cash and cash equivalents	$553,439	$112,637
Short-term investment securities	51,987	27,798
Prepaid research and development	5,231	8,105
Other current assets	1,083	611
Total current assets	611,740	149,151
Restricted cash	1,259	1,251
Leasehold interest, net	2,051	2,129
Equipment, net	481	282
Right of use assets	9,312	9,402
Goodwill	799	799
Total assets	$625,642	$163,014

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$37,014	$30,041
Other current liabilities	18,236	48,994
Loan payable – current portion	22,179	—
Lease liability – current portion	1,669	1,616
Accrued compensation	8,456	3,798
Total current liabilities	87,554	84,449
Deferred revenue, net of current portion	610	762
Long-term debt	7,716	28,970
Lease liability – non-current	10,412	10,218
Total liabilities	106,292	124,399
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, none issued and outstanding as of December 31, 2020 and December 31, 2019)	—	—
Common stock, $0.001 par value per share (150,000,000 shares authorized, 140,617,606 and 109,425,243 shares issued, 140,576,297 and 109,383,934 shares outstanding at December 31, 2020 and December 31, 2019, respectively)	141	109
Additional paid-in capital	1,500,040	739,956
Treasury stock, at cost, 41,309 shares at December 31, 2020 and December 31, 2019	(234)	(234)
Accumulated deficit	(980,597)	(701,216)
Total stockholders’ equity	519,350	38,615
Total liabilities and stockholders’ equity	$625,642	$163,014

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations for the Years Ended December 31

(in thousands, except share and per share amounts)

	2020	2019	2018

License revenue	$152	$152	$152

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreements	—	100	4,000
Noncash compensation	13,962	5,811	5,598
Other research and development	151,934	148,269	149,793
Total research and development	165,896	154,180	159,391

General and administrative:
Noncash compensation	66,327	5,523	7,288
Other general and administrative	41,523	9,504	7,873
Total general and administrative	107,850	15,027	15,161

Total costs and expenses	273,746	169,207	174,552

Operating loss	(273,594)	(169,055)	(174,400)

Other expense (income):
Interest expense	6,329	5,287	877
Other income	(542)	(1,471)	(1,795)
Total other expense (income), net	5,787	3,816	(918)

Net loss	$(279,381)	$(172,871)	$(173,482)

Basic and diluted net loss per common share	$(2.42)	$(1.96)	$(2.30)

Weighted-average shares used in computing basic and diluted net loss per common share	115,333,693	88,368,844	75,466,813

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31

(in thousands, except share amounts)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2018	73,181,750	$73	$422,017	41,309	$(234)	$(354,863)	$66,993
Issuance of restricted stock	1,562,211	2	(2)	—	—	—	—
Forfeiture of restricted stock	(191,196)	*	*	—	—	—	—
Issuance of common stock in At-the-Market offerings (net of offering costs of $2.0 million)	9,025,222	9	113,630	—	—	—	113,639
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	12,886	—	—	—	12,886
Shares issued in connection with in-licensing agreements	333,868	*	4,000	—	—	—	4,000
Net loss	—	—	—	—	—	(173,482)	(173,482)
Balance at December 31, 2018	83,911,855	84	552,531	41,309	(234)	(528,345)	24,036
Issuance of restricted stock	1,851,520	1	(1)	—	—	—	—
Warrants issued with debt financing	—	—	993	—			993
Forfeiture of restricted stock	(116,463)	*	*	—	—	—	—
Issuance of common stock in offerings (net of offering costs of $0.2 million)	10,149,783	10	77,465	—	—	—	77,475
Issuance of common stock in At-the-Market offerings (net of offering costs of $2.0 million)	13,620,165	14	97,533	—	—	—	97,547
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	11,335	—	—	—	11,335
Shares issued in connection with in-licensing agreements	8,383	*	100	—	—	—	100
Net loss	—	—	—	—	—	(172,871)	(172,871)
Balance at December 31, 2019	109,425,243	109	739,956	41,309	(234)	(701,216)	38,615
Issuance of common stock in connection with exercise of options	35,814	*	146				146
Issuance of restricted stock	4,909,829	5	(5)	—	—	—	—
Forfeiture of restricted stock	(128,666)	*	—	—	—	—	—
Issuance of common stock in offerings (net of offering costs of $29.9 million)	17,043,000	17	462,212	—	—	—	462,229
Issuance of common stock in At-the-Market offerings (net of offering costs of $4.0 million)	9,332,386	10	217,442	—	—	—	217,452
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	80,289	—	—	—	80,289
Net loss	—	—	—	—	—	(279,381)	(279,381)
Balance at December 31, 2020	140,617,606	$141	$1,500,040	41,309	$(234)	$(980,597)	$519,350

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the Years Ended December 31

(in thousands)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(279,381)	$(172,871)	$(173,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	80,289	11,335	12,886
Shares issued in connection with in-licensing agreement	—	100	4,000
Depreciation and amortization	158	100	88
Amortization of premium on investment securities	(30)	(257)	(119)
Amortization of debt issuance costs	925	772	—
Amortization of leasehold interest	216	182	135
Noncash change in lease liability and right of use asset	2,325	2,519	—
Change in fair value of notes payable	748	124	(61)
Changes in assets and liabilities:
Decrease (increase) in other current assets	2,263	1,395	(1,638)
(Increase) decrease in accrued interest receivable	(6)	(11)	14
Increase (decrease) in accounts payable and accrued expenses	11,631	(4,795)	10,957
(Decrease) increase in lease liabilities	(1,988)	(1,548)	—
(Decrease) increase in interest payable	(43)	1,491	—
(Decrease) increase in other liabilities	(31,462)	28,810	18,350
Decrease in deferred revenue	(152)	(152)	(152)
Net cash used in operating activities	(214,507)	(132,806)	(128,925)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term securities	43,250	29,250	32,500
Investment in held-to-maturity securities	(67,403)	(29,837)	(31,230)
Purchases of equipment	(357)	(131)	(90)
Net cash (used in) provided by investing activities	(24,510)	(718)	1,180

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	679,680	175,021	113,639
Proceeds from exercise of options	147	—	—
Proceeds from debt financings	—	29,987	—
Financing costs paid	—	(795)	—
Net cash provided by financing activities	679,827	204,213	113,639

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	440,810	70,689	(14,106)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF YEAR	113,888	43,199	57,305

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF YEAR	$554,698	$113,888	$43,199

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$553,439	$112,637	$41,958
Restricted cash	1,259	1,251	1,241
Total cash, cash equivalents and restricted cash	$554,698	$113,888	$43,199

Cash paid for:
Interest	$4,501	$2,622	$—

NONCASH TRANSACTIONS
Deferred financing costs	$—	$988	$—
Warrants issued with debt financing	$—	$993	$—
Shares issued in connection with in-licensing	$—	$100	$4,000

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

TG Therapeutics is a fully-integrated, commercial stage biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. In addition to an active research pipeline including five investigational medicines across these therapeutic areas, we have received accelerated approval from the U.S. Food and Drug Administration (FDA) for UKONIQ (umbralisib), for the treatment of adult patients with relapsed or refractory marginal zone lymphoma who have received at least one prior anti-CD20-based regimen and relapsed or refractory follicular lymphoma who have received at least three prior lines of systemic therapies. Currently, we have two programs in Phase 3 development for the treatment of patients with relapsing forms of multiple sclerosis (RMS) and patients with chronic lymphocytic leukemia (CLL) and several investigational medicines in Phase 1 clinical development. We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2020, we have an accumulated deficit of $980.6 million.

Our major sources of cash have been proceeds from the private placement and public offering of equity securities, and in 2019 from our loan and security agreement executed with Hercules Capital, Inc. (“Hercules”) (see Note 7 for more information). As of December 31, 2020 we had not yet generated revenue from drug sales of UKONIQ. UKONIQ first became commercially available in the United States in February of 2021. Even with the commercialization of UKONIQ and the future commercialization of our other drug candidates, we may not become profitable. Our ability to achieve profitability depends on our ability to generate revenue and  many other factors, including our ability to obtain regulatory approval for our drug candidates; successfully complete any post-approval regulatory obligations; and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of December 31, 2020, we had $605.4 million in cash and cash equivalents, and investment securities. We anticipate that our cash and cash equivalents, and investment securities as of December 31, 2020 will provide sufficient liquidity for more than a twelve-month period from the date of filing this Annual Report on Form 10-K , during which time the Company plans to continue to commercialize UKONIQ in the United States, which commenced in February 2021. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Our common stock is quoted on the Nasdaq Capital Market and trades under the symbol “TGTX.”

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2018-11, Leases - Targeted Improvements (“ASU 2018-11”) as an update to ASU 2016-02, Leases (“ASU 2016-02” or “Topic 842”) issued on February 25, 2016. ASU 2016-02 is effective for public business entities for fiscal years beginning January 1, 2019. ASU 2016-02 required companies to adopt the new leases standard at the beginning of the earliest period presented in the financial statements, which is January 1, 2017, using a modified retrospective transition method where lessees must recognize lease assets and liabilities for all leases even though those leases may have expired before the effective date of January 1, 2017. Lessees must also provide the new and enhanced disclosures for each period presented, including the comparative periods.

ASU 2018-11 provides an entity with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with Accounting Standards Codification (“ASC”) ASC 840, Leases (“ASC 840”). An entity that elects this additional (and optional) transition method must provide the required ASC 840 disclosures for all periods that continue to be in accordance with ASC 840. The amendments do not change the existing disclosure requirements in ASC 840.

ASU 2018-11 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with earlier adoption permitted. The Company adopted ASU 2018-11 on January 1, 2019 using a modified retrospective method and will not restate comparative periods. We elected the package of practical expedients permitted under the transition guidance, which allows us to carry forward our historical lease classification and our assessment on whether a contract is or contains a lease. The adoption of this guidance resulted in the addition of material balances of ROU assets and lease liabilities to our consolidated balance sheets at January 1, 2019, primarily relating to our lease of office space (see Note 8). The impact to our consolidated statements of operations was not material as a result of this standard.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of FASB Topic 718, Compensation – Stock Compensation (“Topic 718”) to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should only remeasure equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the entity is required to measure these nonemployee awards at fair value as of the adoption date. The entity must not remeasure assets that are completed. Disclosures required at transition include the nature of and reason for the change in accounting principle and, if applicable, quantitative information about the cumulative effect of the change on retained earnings or other components of equity.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the applicable reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued clinical trial expenses and stock-based compensation. Actual results could differ from those estimates. Such differences could be material to the financial statements.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

CASH AND CASH EQUIVALENTS

We treat liquid investments with original maturities of less than three months when purchased as cash and cash equivalents.

RESTRICTED CASH

We record cash pledged or held in trust as restricted cash. As of December 31, 2020 and 2019, we have approximately $1.3 million of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 8).

INVESTMENT SECURITIES

Investment securities at both December 31, 2020 and 2019 consist of short-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

A decline in the market value of any investment security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. Other-than-temporary impairment charges are included in interest and other income (expense), net. Dividend and interest income are recognized when earned.

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

RESEARCH AND DEVELOPMENT COSTS

Generally, research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. We make estimates of  certain costs incurred in relation to external clinical research organizations, or CROs, and clinical site costs. We analyze the progress of clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the amount expensed and the related prepaid asset and accrued liability. Judgments and estimates must be made and used in determining the accrued balance and expense in any accounting period for expenses that are not explicitly defined by contractual rates and terms. We review and accrue CRO expenses and clinical trial study expenses based on work performed and rely upon estimates of those costs applicable to the stage of completion of a study. Accrued CRO costs are subject to revisions as such trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. With respect to clinical site costs, the financial terms of these agreements are subject to an initial negotiation and vary from contract to contract. Payments under these contracts may be uneven, and depend on factors such as the achievement of certain events, the successful recruitment of patients, the completion of portions of the clinical trial or similar conditions. As such, certain expense accruals related to clinical site costs are recognized based on our estimate of the degree of performance of the event or events specified in the specific clinical study or trial contract.

Prepaid research and development in our consolidated balance sheets includes, among other things, costs related to agreements with CROs, certain costs to third-party service providers related to development and manufacturing services as well as clinical development. These agreements often require payments in advance of services performed or goods received. Accordingly, as of December 31, 2020 and December 31, 2019, we recorded approximately $5.2 million and $8.1 million, respectively, in prepaid research and development related to such advance agreements.

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

The Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”) was enacted on March 27, 2020 in response to the economic fallout of the COVID-19 pandemic in the United States.  There are several provisions of the CARES Act that were considered in the December 31, 2020 year-end tax provision. However, the Company chose not to utilize any provisions or participate in certain programs due to lack of a benefit to the Company.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 11,976,276, 8,361,739 and 6,528,932 at December 31, 2020, 2019 and 2018, respectively. During the years ended December 31, 2020, 2019 and 2018, the Company incurred a net loss; therefore, all of the securities are antidilutive and excluded from the computation of diluted loss per share.

	December 31,
	2020	2019	2018
Unvested restricted stock	9,285,020	5,591,786	4,595,689
Options	2,526,166	2,605,730	1,916,900
Warrants	147,058	147,058	—
Shares issuable upon note conversion	18,032	17,165	16,343
Total	11,976,276	8,361,739	6,528,932

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

Goodwill is reviewed for impairment annually, or earlier when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. We will continue to perform impairment tests annually, at December 31, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. There was no impairment to goodwill as of December 31, 2020.

NOTE 2 – CASH AND CASH EQUIVALENTS

The following tables summarize our cash and cash equivalents at December 31, 2020 and 2019:

	December 31,	December 31,
(in thousands)	2020	2019

Checking and bank deposits	$399,879	$110,135
Money market funds	153,560	2,502
Total	$553,439	$112,637

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3 – INVESTMENT SECURITIES

Our investments as of December 31, 2020 and 2019 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at December 31, 2020 and 2019:

	December 31, 2020
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated fair
	adjusted	holding gains	holding losses	value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2021 and December 2021) (held-to-maturity)	$51,987	$1	$4	$51,984
Total short-term investment securities	$51,987	$1	$4	$51,984

	December 31, 2019
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated fair
	adjusted	holding gains	holding losses	value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2020 and September 2020) (held-to-maturity)	$27,798	$28	$—	$27,826
Total short-term investment securities	$27,798	$28	$—	$27,826

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

As of December 31, 2020 and 2019, the fair values of cash and cash equivalents, restricted cash, and notes and interest payable approximate their carrying value.

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

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The cumulative liability including accrued and unpaid interest of the 5% Notes was approximately $20.3 million at December 31, 2020 and $19.3 million at December 31, 2019. No payments have been made on the 5% Notes through December 31, 2020.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of December 31, 2020 and 2019. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our consolidated financial statements.

The following tables provide the fair value measurements of applicable financial liabilities as of December 31, 2020 and 2019:

	Financial liabilities at fair value as of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$938	$938
Total	$—	$—	$938	$938

	Financial liabilities at fair value as of December 31, 2019
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$190	$190
Total	$—	$—	$190	$190

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The following table summarizes the changes in Level 3 instruments for the years ended December 31, 2019 and 2020:

(in thousands)
Balance at January 1, 2019	$67
Interest accrued on face value of 5% Notes	924
Conversion of 5% Notes	—
Change in fair value of Level 3 liabilities	(801)
Balance at December 31, 2019	190
Interest accrued on face value of 5% Notes	976
Conversion of 5% Notes	—
Change in fair value of Level 3 liabilities	(228)
Balance at December 31, 2020	$938

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

The Rights Agreement was approved by our Board of Directors on July 18, 2014. The Rights will expire at the close of business on its ten-year anniversary, unless earlier exchanged or terminated by us.

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

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On March 1, 2019, we completed a public offering of 4,100,000 shares of our common stock (plus a 30-day underwriter overallotment option to purchase up to an additional 615,000 shares of common stock, which was exercised) at a price of $5.87 per share. Net proceeds from this offering, including the overallotment, were approximately $27.5 million after underwriting discounts and offering expenses of approximately $0.2 million.

On September 5, 2019, we filed an automatic “shelf registration” statement on Form S-3 (the “2019 WKSI Shelf”) as a “well-known seasoned issuer” as defined in Rule 405 under the Securities Act, which registered an unlimited and indeterminate amount of debt or equity securities for future issuance and sale. The 2019 WKSI Shelf was declared effective in September 2019. In connection with the 2019 WKSI Shelf, we entered into an At-the-Market Issuance Sales Agreement (the “2020 ATM”) with Jefferies LLC, Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (each a “2020 Agent” and collectively, the “2020 Agents”), relating to the sale of shares of our common stock. Under the 2020 ATM, we pay the 2020 Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. In November 2020, we entered into an At-the-Market Issuance Sales Agreement (the “2021 ATM”) with the same terms and agents (each a “2021 Agent” and collectively, the “2021 Agents”) as the 2020 ATM.

During the year ended December 31, 2020, we sold a total of 8,528,286 shares of common stock under the 2020 ATM for aggregate total gross proceeds of approximately $187.5 million at an average selling price of $21.99 per share, resulting in net proceeds of approximately $184.2 million after deducting commissions and other transactions costs.

During the year ended December 31, 2020, we sold a total of 804,100 shares of common stock under the 2021 ATM for aggregate total gross proceeds of approximately $33.9 million at an average selling price of $42.18 per share, resulting in net proceeds of approximately $33.3 million after deducting commissions and other transactions costs.

On December 22, 2019, we completed a securities purchase agreement with an institutional investor in which we agreed to sell 5,434,783 shares of our common stock at a price of $9.20 per share. Net proceeds from this offering were approximately $50.0 million.

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

On December 17, 2020, we completed a public offering of 6,320,000 shares of our common stock (plus a 30-day underwriter overallotment option to purchase up to an additional 948,000 shares of common stock, which was exercised) at a price of $43.50 per share. Net proceeds from this offering, including the overallotment, were approximately $297.2 million after underwriting discounts and offering expenses of approximately $19.0 million.

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

Treasury Stock

As of December 31, 2020 and 2019, 41,309 shares of common stock are being held in Treasury, at a cost of approximately $234,000, representing the fair market value on the date the shares were surrendered to the Company to satisfy employee tax obligations.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (“2012 Incentive Plan”) was approved by stockholders in June 2020. Pursuant to this amendment, 8,000,000 shares were added to the 2012 Incentive Plan. As of December 31, 2020 and 2019, 2,526,166 and 2,605,730 options, respectively, were outstanding and up to an additional 4,054,913 shares may be issued under the 2012 Incentive Plan.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Stock Options

The estimated fair value of the options granted in the year ended December 31, 2020 was determined utilizing the Black-Scholes option-pricing model at the date of grant. The following table summarizes stock option activity for the years ended December 31, 2020 and 2019:

			Weighted-
			average
		Weighted-	contractual
	Number of	average	term	Aggregate
	shares	exercise price	(in years)	intrinsic value

Outstanding at December 31, 2018	1,916,900	—	—	$—
Granted	815,000	$6.50
Exercised	—	—
Forfeited	(126,170)	—
Expired	—	—
Outstanding at December 31, 2019	2,605,730	$6.73	8.92	$11,706,110
Granted	75,000	8.21
Exercised	(35,814)	4.10
Forfeited	(118,750)	10.16
Expired	—	—
Outstanding at December 31, 2020	2,526,166	$6.99	8.10	$115,472,832

Vested and expected to vest at December 31, 2020	2,526,166	$6.99	8.10	$115,472,832
Outstanding at December 31, 2020	2,526,166	$6.99	8.10	$115,472,832
Expected to vest at December 31, 2020	2,526,166	$6.99	8.10	$115,472,832
Exercisable at December 31, 2020	910,625	$6.23	8.13	$41,701,656

Total expense associated with the stock options was approximately $6.0 million, $3.5 million and zero during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was approximately $1.7 million of total unrecognized compensation cost related to unvested time-based stock options, which is expected to be recognized over a weighted-average period of 1.0 year. As of December 31, 2020, the stock options outstanding include options granted to both employees and non-employees which are both time-based and milestone-based. Stock-based compensation for milestone-based options will be recorded if and when a milestone occurs. We recognized stock-based compensation expense of $3.8 million during the year ended December 31, 2020 for these stock options.

The fair value of the Company’s option awards were estimated using the assumptions below:

Year ended
	December 31, 2020	December 31, 2019
Volatility	186.91-191.05%	172.99-291.61%
Expected term (in years)	5.0-6.25	5.0-6.25
Risk-free rate	0.34-0.54%	1.82-2.49%
Expected dividend yield	—%	—%

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the years ended December 31, 2020, 2019 and 2018:

		Weighted-average
		grant date fair
	Number of shares	value
Outstanding at January 1, 2018	6,321,643	$7.17
Granted	1,562,211	13.07
Vested	(1,596,966)	9.38
Forfeited	(191,196)	8.13
Outstanding at December 31, 2018	6,095,692	8.07
Granted	1,851,520	12.95
Vested	(738,960)	9.08
Forfeited	(116,463)	7.96
Outstanding at December 31, 2019	7,091,789	7.78
Granted	4,909,829	20.34
Vested	(1,087,918)	8.40
Forfeited	(128,666)	8.70
Outstanding at December 31, 2020	10,785,034	$13.38

Total compensation expense associated with restricted stock grants was $74.2 million, $7.8 million and $12.9 million during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was approximately $47.4 million of total unrecognized compensation expense related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 1 year. This amount does not include, as of December 31, 2020, 2,961,174 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 1,866,250 shares of restricted stock outstanding issued to non-employees. Milestone-based noncash compensation expense will be measured and recorded if and when a milestone becomes probable.

Warrants

The Company’s only outstanding warrant is the warrant issued to Hercules as part of our debt agreement to purchase 147,058 shares of common stock with an exercise price of $4.08. See Note 7 for further details. There was no expense related to warrants during the years ended December 31, 2020, 2019 and 2018.

NOTE 6 – OTHER LIABILITIES

The following is a summary of notes payable included in other current liabilities on the Company's consolidated balance sheets:

(in thousands)	December 31, 2020			December 31, 2019
		Non-			Non-
	Current	current		Current	current
	portion,	portion,		portion,	portion,
	net	net	Total	net	net	Total
Convertible 5% Notes Payable	$938	$—	$938	$190	$—	$190
Totals	$938	$—	$938	$190	$—	$190

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

The cumulative liability including accrued and unpaid interest of these notes was approximately $20.3 million at December 31, 2020 and $19.3 million at December 31, 2019. No payments have been made on the 5% Notes through December 31, 2020.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments (see Note 4 for further details).

Current Liabilities

In 2018, we entered into an agreement with a contract manufacturer for the clinical and potential commercial supply of one of our product candidates. As part of this agreement, the contract manufacturer has agreed to defer payment of certain costs and expenses under the agreement in exchange for the payment of an administrative fee. To date we have incurred expenses related to this agreement of approximately $53.7 million as of December 31, 2020, which include service fees, raw material costs and administrative fees. We have made payments of $37.4 million to the contract manufacturer as of December 31, 2020. Accordingly, as of December 31, 2020 and 2019, $15.7 million and $47.2 million is included in current liabilities in the Company’s consolidated balance sheets. Of the remaining $15.7 million, $4.2 million is due in the first quarter of 2021.  We will incur an administrative fee of six percent (6%) per year starting from the date of invoice issuance. For the years ended December 31, 2020, 2019 and 2018, we have accrued $1.2 million, $1.2 million and zero, respectively, in administrative fees in connection with these costs, which has been included in interest expense in the Company’s consolidated statements of operations.

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

The Term Loan will mature on March 1, 2022 (the “Loan Maturity Date”). Each advance accrues interest at a per annum rate of interest equal to the greater of either (i) the “prime rate” as reported in The Wall Street Journal plus 4.75%, or (ii) 10.25%. The Term Loan provides for interest-only payments until October 1, 2020. The interest-only period may be extended to April 1, 2021 if, on or before September 30, 2020, we achieve either the third milestone or we have raised at least $150.0 million in unrestricted net cash proceeds from one or more equity financings, subordinated indebtedness and/or upfront proceeds from business development transactions permitted under the Loan Agreement, in each case after February 7, 2019, and prior to September 30, 2020 (“Milestone IV”). Thereafter, amortization payments will be payable monthly in eighteen installments (or, if the period requiring interest-only payments has been extended to April 1, 2021, in twelve installments) of principal and interest (subject to recalculation upon a change in prime rates). As a result of the Company having raised in excess of $150 million before the required timeline in the Loan Agreement, the interest-only period has been extended to April 1, 2021. At our option upon seven business days’ prior written notice to Hercules, we may prepay all or any portion greater than or equal to $5.0 million of the outstanding advances by paying the entire principal balance (or portion thereof), all accrued and unpaid interest, subject to a prepayment charge of 3.0%, if such advance is prepaid in any of the first twelve months following the Closing Date; 1.5%, if such advance is prepaid after twelve months following the Closing Date but on or prior to twenty-four months following the Closing Date; and 0% thereafter. In addition, a final payment equal to 3.5% of the aggregate principal amount of the loan extended by Hercules is due on the maturity date. Amounts outstanding during an event of default shall be payable on demand and accrue interest at an additional rate of 4.0% per annum of the past due amount outstanding.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Term Loan is secured by a lien on substantially all of our assets, other than intellectual property, and contains customary covenants and representations, including a liquidity covenant, financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. As of and through December 31, 2020, the Company has been in compliance with all covenants.

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

The Company incurred financing expenses of $2.8 million (including the fair value of the Hercules Warrant) related to the Hercules Loan Agreement which are recorded as debt issuance costs and as an offset to long-term debt on the Company’s consolidated balance sheet. The debt issuance costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and are included in interest expense in the Company’s consolidated statements of operations. Amortization of debt issuance costs was $0.9 million and $0.8 million for the years ended December 31, 2020 and 2019. At December 31, 2020 and 2019, the remaining unamortized balance of debt issuance costs was approximately $1.1 million and $2.0 million, respectively.

Long-term debt as of December 31, 2020 and 2019, is as follows (in thousands):

	December 31,	December 31,
(in thousands)	2020	2019
Long-term debt	$30,000	$30,000
End of term fee	975	975
	30,975	30,975
Less: unamortized debt issuance costs	(1,080)	(2,005)
	29,895	28,970
Less: current portion	(22,179)	—
Long-term debt non-current	$7,716	$28,970

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8 – LEASES

In October 2014, we entered into an agreement (the “Office Agreement”) with Fortress Biotech, Inc. (“FBIO”) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.4 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. At January 1, 2019, we recognized a lease liability and corresponding ROU asset of $9.5 million and $8.1 million, respectively, based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. The present values of our lease liability and corresponding ROU asset are $12.1 million and $9.3 million, respectively, as of December 31, 2020. Our leases have remaining lease terms of 4 months to 11 years. One lease has a renewal option to extend the lease for an additional term of two years.

The initial commitment period of the 45% rate was for a period of three (3) years. We and FBIO currently determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of December 31, 2020, the allocation rate is 65% and will be evaluated again in August 2021 for the following rent year. Also in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets. Additional collateral of $0.6 million was pledged in April 2018 to increase the letter of credit for the office space.

In October 2019, we finalized a five-year lease for office space in New Jersey (the “NJ Lease”). We approximate an average annual rental obligation of $0.3 million under the NJ Lease. We took possession of this space in October 2019, with rental payments beginning in November 2019.

The following components of lease expense are included in the Company’s consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018:

	December 31,	December 31,	December 31,
(in thousands)	2020	2019	2018
Operating lease cost	$2,656	$2,651	$1,440
Net lease cost	$2,656	$2,651	$1,440

As of December 31, 2020, the weighted-average remaining operating lease term was 7.7 years and the weighted-average discount rate for operating leases was 10.25%. Cash paid for amounts included in the measurement of operating lease liabilities during the year ended December 31, 2020 was $2.0 million.

The balance sheet classification of lease liabilities was as follows:

	December 31,	December 31,
(in thousands)	2020	2019
Liabilities
Lease liability current portion	$1,669	$1,616
Lease liability non-current	10,412	10,218
Total lease liability	$12,081	$11,834

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2020, the maturities of lease liabilities were as follows:

F”
Operating
(in thousands)	leases
2021	$2,012
2022	2,035
2023	2,040
2024	1,923
2025	1,653
After 2025	9,884
Total lease payments	19,547
Less: interest	(7,466)
Present value of lease liabilities(*)	$12,081

(*) As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date and considering the term of the lease to determine the present value of lease payments. We used the incremental borrowing rate of 10.25% on February 28, 2019, for operating leases that commenced prior to that date.

NOTE 9 – INCOME TAXES

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based upon management's assessment of all available evidence, we believe that it is more-likely-than-not that the deferred tax assets will not be realizable, and therefore, a valuation allowance has been established. The valuation allowance for deferred tax assets was approximately $276.7 million and $186.7 million as of December 31, 2020 and 2019, respectively.

The CARES Act was enacted on March 27, 2020 in response to the economic fallout of the COVID-19 pandemic in the United States.  There are several provisions of the CARES Act that were considered in the December 31, 2020 year-end tax provision as follows.  Under the CARES Act, a net operating loss carryforward (“NOL”) arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding the tax year of such loss.  The Company has incurred taxable losses in prior years; therefore, there is no carry-back opportunity to the Company.  Under the Tax Cuts and Jobs Act of 2017 (“TCJA”), deductible interest expense was limited to 30% of adjusted taxable income.  The CARES Act increased the limit to 50% of adjusted taxable income for 2019 and 2020 and allowed companies to elect to use 2019 adjusted taxable income for the 2020 limitation, if it resulted in more interest expense allowed.  Due to the significant amount of taxable losses, this provision did not provide any benefit to the Company as all interest expense is disallowed (except as offset by interest income), even under the 50% limitation and using 2019 adjusted taxable income.  The CARES Act allows employers to defer the deposit and payment of the employer’s share of Social Security taxes during the payroll tax deferral period of March 27, 2020 through December 31, 2020.  The CARES Act provides for half of the deferred payroll taxes to be paid by December 31, 2021 and the second half to be paid by December 31, 2022.  The Company did not participate in this deferral program.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2020, we have U.S. NOLs of approximately $956.3 million, research and development credit carryforwards (“R&D credits”) of approximately $27.6 million and business interest expense carryforwards of $7.5 million.  For income tax purposes, these NOLs and R&D credits will expire in various amounts through 2037. NOLs generated after 2017 and the business interest expense carryforwards do not expire. The Tax Reform Act of 1986 contains provisions which limit the ability to utilize NOL carryforwards and R&D credit carryforwards in the case of certain events including significant changes in ownership interests.  The Exchange Transaction with TG Bio may have resulted in a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, stock issuance activities may have resulted in a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended.  Accordingly, a substantial portion of the Company’s NOLs above may be subject to annual limitations in reducing any future year’s taxable income, and a substantial portion of the R&D credit carryforwards may be subject to annual limitations in reducing any future year’s tax.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are presented below.

(in thousands)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$223,685	$158,177
Research and development credit	27,558	22,483
Noncash compensation	22,381	4,680
Disallowed interest	1,855	710
Other	1,224	661
Deferred tax asset, excluding valuation allowance	276,703	186,711

Less valuation allowance	(276,703)	(186,711)
Net deferred tax assets	$—	$—

There was no current or deferred income tax expense for the year ended December 31, 2020. Income tax expense differed from amounts computed by applying the U.S. federal income tax rate of 21% for the years ended December 31, 2020, 2019 and 2018, to pretax loss as follows:

	For the year ended December 31,
(in thousands)	2020	2019	2018

Loss before income taxes, as reported in the consolidated statements of operations	$(279,381)	$(172,871)	$(173,482)

Computed “expected” tax benefit	$(58,670)	$(36,303)	$(36,431)

Increase (decrease) in income taxes resulting from:
Expected benefit from state and local taxes	(10,801)	(2,128)	(2,243)
Research and development credits	(5,265)	(7,266)	(4,726)
Other	1,065	641	639
Stock options	(1,558)	1,292	(473)
Enactment of federal tax reform	(14,763)	—	—
Change in the balance of the valuation allowance for deferred tax assets	89,992	43,764	43,234
	$—	$—	$—

We file income tax returns in the U.S. federal and various state and local jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2016. However, NOLs and tax credits generated from those prior years could still be adjusted upon audit.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company would recognize interest and penalties, if any, to uncertain tax positions in income tax expense in the statement of operations. There was no accrual for interest and penalties related to uncertain tax positions for 2020. We do not believe that there will be a material change in our unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $152,000 for each of the years ended December 31, 2020, 2019 and 2018, and, at December 31, 2020 and 2019, have deferred revenue of approximately $0.8 million and $0.9 million, respectively, associated with this $2 million payment (approximately $152,000 of which has been classified in current liabilities at December 31, 2020 and 2019).

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

Under the terms of the TGR-1202 License, Rhizen received a $4.0 million cash payment and 371,530 shares of our common stock as an upfront license fee. With respect to umbralisib, Rhizen is eligible to receive an aggregate of approximately $175 million in milestone payments, a small portion of which is attributable to the milestone paid upon the NDA filing for umbralisib and that will be payable based on the February 2021 FDA approval of umbralisib.  The remainder of the milestone payments are payable on approval in multiple jurisdictions for up to two oncology indications and one non-oncology indication and attaining certain sales milestones. In addition, if umbralisib is co-formulated with another drug to create a new product (a "New Product"), Rhizen will be eligible to receive similar regulatory approval and sales-based milestone payments for such New Product. Additionally, Rhizen will be entitled to tiered royalties on our future net sales of umbralisib and any New Product. In lieu of sales milestones and royalties on net sales, Rhizen shall also be eligible to participate in sublicensing revenue, if any, based on a percentage that decreases as a function of the number of patients treated in clinical trials following the exercise of the license option. Rhizen will retain global manufacturing rights to umbralisib, provided that they are price competitive with alternative manufacturers.

TG-1501: PDL1 (Cosibelimab)

In March 2015, we entered into a Global Collaboration Agreement (“Collaboration Agreement”) with Checkpoint for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. The Collaboration Agreement was amended in June 2019 and upon execution of the amendment we incurred an upfront fee of $1.0 million. We incurred expenses of approximately $1.1 million, $4.1 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, the majority of which relates to manufacturing expenses and milestone payments of PD-L1. The relevant expenses are recorded in other research and development in the accompanying consolidated statements of operations.

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

Under the terms of the LFB License Agreement, we utilize LFB Group for certain development and manufacturing services. As of December 31, 2020 we accrued approximately $6.0 million in expense related to the achievement of certain milestones of the LFB License Agreement. These expenses are included in other research and development expenses in the accompanying consolidated statements of operations. As of December 31, 2020, we had approximately zero recorded in accounts payable related to the LFB License Agreement.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Under the Office Agreement, we agreed to pay FBIO our portion of the build-out costs, which have been allocated to us at the 45% rate mentioned above. The allocated build-out costs have been recorded in Leasehold Interest, net on the Company's consolidated balance sheets and will be amortized over the 15-year term of the Office Agreement. The initial commitment period of the 45% rate was for a period of three (3) years. We and FBIO currently determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of December 31, 2020, the allocation rate is 65% and will be evaluated again in August 2021 for the following rent year. Also, in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets. Additional collateral of $0.6 million was pledged in April 2018 to increase the letter of credit for the office space.

In July 2015, we entered into a Shared Services Agreement (the “Shared Services Agreement”) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.8 million, $0.9 million and $1.6 million for shared services for the years ended December 31, 2020, 2019 and 2018, respectively, primarily related to shared personnel.

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

In March 2015, we entered into the Collaboration Agreement with Checkpoint for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. The Collaboration Agreement was amended in June 2019 and upon execution of the amendment we incurred an upfront fee of $1.0 million. We incurred expenses of approximately $1.1 million, $4.1 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, the majority of which relates to manufacturing expenses and milestone expenses PD-L1. The relevant expenses are recorded in other research and development in the accompanying consolidated statements of operations.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 12 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2020, we have known contractual obligations; commitments and contingencies of $65.2 million related to our short- and long-term liabilities and operating lease obligations.

		Less than			More than
Payment due by period (in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Contractual obligations
Operating leases	$19,548	$2,012	$4,075	$3,577	$9,884
Long-term debt	30,000	22,179	7,821	—	—
Contract manufacturer	15,669	15,669	—	—	—
Total	$65,217	$39,860	$11,896	$3,577	$9,884

Contract Manufacturer

See Note 6 for a detailed description of our current liabilities. Future minimum contractual commitments as of December 31, 2020 total approximately $15.7 million and are due in 2021.

Leases

See Note 8 for a detailed description of our lease arrangements in New York and New Jersey. Total rental expense was approximately $2.7 million, $2.7 million and $1.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Future minimum lease commitments as of December 31, 2020, in the aggregate total approximately $19.5 million through December 31, 2031. The preceding table shows future minimum lease commitments, which include our office leases in New York, New Jersey, North Carolina and Tennessee by year as of December 31, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: March 1, 2021	By:	/s/ Michael S. Weiss
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 1, 2021, and in the capacities indicated:

Signatures	Title
/s/ Michael S. Weiss Michael S. Weiss	Executive Chairman, Chief Executive Officer and President (principal executive officer)

/s/ Sean A. Power Sean A. Power	Chief Financial Officer (principal financial and accounting officer)

/s/ Laurence N. Charney Laurence N. Charney	Director

/s/ Yann Echelard Yann Echelard	Director

/s/ Kenneth Hoberman Kenneth Hoberman	Director

/s/ Daniel Hume Daniel Hume	Director

/s/ William J. Kennedy William J. Kennedy	Director

/s/ Sagar Lonial Sagar Lonial	Director