Form 10-Q
period 2021-03-31
TG THERAPEUTICS, INC.
filed 2021-05-10
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☐ No ☒

There were 141,468,357 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 4, 2021.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include, but are not limited to, statements about:

●	our ability to establish and maintain a commercial infrastructure, and to successfully launch, market and sell UKONIQTM (umbralisib) in the U.S. and any products for which we obtain regulatory approval in the future;
●	success of the ongoing commercialization of UKONIQ and potential future commercialization of any future products, including the anticipated rate and degree of market acceptance and pricing and reimbursement;
●	the timing of and our ability to complete regulatory submissions for our product candidates and additional indications for UKONIQ, and acceptance and review of those submissions by regulatory authorities, including in the U.S. and in additional geographies;
●	our ability to obtain and maintain regulatory approvals for our product candidates;
●	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, including, without limitation, UNITY-CLL Phase 3 clinical trial, ULTIMATE I and II Phase 3 clinical trials and UNITY-NHL Phase 2b clinical trial;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to establish and maintain contractual relationships, on commercially reasonable terms, with third parties for manufacturing, distribution and supply, and a range of other support functions for our clinical development and commercialization efforts;
●	the implementation of our business model, strategic plans for our business, drug candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and product candidates;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	our ability to maintain and establish collaborations and enter into strategic arrangements, if desired;
●	our financial performance and cash burn management; and
●	developments relating to our competitors and our industry.

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

Risks Related to Commercialization

●	We have limited experience as a commercial company, and the marketing and sale of UKONIQ or any future approved products may be less successful than anticipated or unsuccessful.
●	The COVID-19 pandemic and related response measures to control it have impacted our sales and marketing efforts for UKONIQ and could have an adverse impact on our commercial launch of ublituximab, if approved.
●	If UKONIQ or any future approved product does not achieve broad market acceptance among physicians, patients, payors, and the medical community, the revenues that we generate from product sales will be limited.
●	If the market opportunities for UKONIQ and future approved products are smaller than we estimate or if any approval that we obtain is based on a narrower patient population, our revenue will be adversely affected.
●	We face substantial competition for treatments for our target indications, which may result in others commercializing drugs before or more successfully than we do resulting in the reduction or elimination of our commercial opportunity.
●	If we are unable to establish additional commercial capabilities and infrastructure, we may be unable to generate sufficient revenue to sustain our business.
●	Product liability lawsuits could cause us to incur substantial liabilities and limit commercialization of any of our products.

Risks Related to our Financial Position and Need for Additional Capital

●	We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.
●	We will need to raise substantial additional funding. If we are unable to raise capital when needed, we will be forced to delay, reduce, or eliminate some of our drug development programs or commercialization efforts.
●	Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

Risks Related to Drug Development and Regulatory Approval

●	The approval of UKONIQ for patients with marginal zone lymphoma and follicular lymphoma is conditional, and continued approval for these indications is contingent upon verification and description of clinical benefit in a confirmatory trial. If we are unable to maintain regulatory approval for UKONIQ or obtain or maintain regulatory approval for our drug candidates, or experience significant delays in doing so, our business will be materially harmed.
●	Our products and product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or significantly limit their commercial profile following marketing approval, if any.
●	Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be impacted, as more patient data or additional endpoints are analyzed.
●	Any product candidates we may advance through clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays, or prevent the receipt of the required approvals.
●	A Fast Track or Breakthrough Therapy designation by the U.S. Food and Drug Administration (“FDA”) may not actually lead to a faster development, regulatory review or approval process.
●	Although we have received orphan drug designation for UKONIQ and for some of our drug candidates for specified indications and may seek additional orphan drug designations, we may be unsuccessful in obtaining or maintaining the benefits associated with orphan drug status.

Risks Related to Governmental Regulation of the Pharmaceutical Industry

●	We are subject to extensive regulation, including new legislation, regulatory proposals and third-party payor initiatives, that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.
●	If we fail to comply with various healthcare laws and regulations, we may incur losses or be subject to liability.
●	If we fail to comply with regulatory requirements, any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties.

Risks Related to our Dependence on Third Parties

●	If the third parties on which we rely to conduct our clinical trials and generate clinical, preclinical and other data necessary to support our regulatory applications do not perform their services as required, we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.
●	Our reliance on third parties for commercial and clinical supply of our products and product candidates increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
●	Because we have in-licensed our products and product candidates from third parties, any dispute with or non-performance by our licensors will adversely affect our ability to develop and commercialize the applicable product.

Risks Related to Intellectual Property

●	Our success depends upon our ability to obtain and protect our intellectual property and if the scope of our patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.
●	Our patent protection could be reduced or eliminated for non-compliance with various procedural and other requirements imposed by governmental patent agencies.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
●	If we or our partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

Risks Related to COVID-19

●	Public health issues, and specifically the pandemic caused by COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.

General Risks Related to Our Business Organization and Governance, Strategy, Employees and Growth Management

●	We will need to develop and expand our business, and we may encounter difficulties in managing this development and expansion.
●	Our ability to continue our clinical development and commercialization activities will depend on our ability to attract and maintain key management and other personnel.
●	Certain of our executive officers, directors and other stockholders own more than 10% of our outstanding common stock and may be able to influence our management and the outcome of matters submitted to shareholders for approval.
●	Certain anti-takeover provisions in our charter documents and Delaware law could make a third-party acquisition more difficult, which could limit the price investors might be willing to pay for our common stock.
●	Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit.

The foregoing is only a summary of some of our risks. These and other risks are discussed more fully in the section entitled “Risk Factors” in Part II, Item IA and elsewhere in this Quarterly Report on Form 10-Q (our “Risk Factors”).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$471,514	$553,439
Short-term investment securities	52,334	51,987
Accounts receivable, net	771	—
Prepaid research and development	5,590	5,231
Other current assets	4,804	1,083
Total current assets	535,013	611,740
Restricted cash	1,260	1,259
Leasehold interest, net	1,998	2,051
Equipment, net	488	481
Right of use assets	9,141	9,312
Goodwill	799	799
Total assets	$548,699	$625,642

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$42,837	$37,014
Other current liabilities	14,460	18,236
Loan payable – current portion	30,127	22,179
Lease liability – current portion	1,533	1,669
Accrued compensation	3,537	8,456
Total current liabilities	92,494	87,554
Deferred revenue, net of current portion	571	610
Loan payable – non-current	—	7,716
Lease liability – non-current	10,349	10,412
Total liabilities	103,414	106,292
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value per share (10,000,000 shares authorized, none issued and outstanding as of March 31, 2021 and December 31, 2020)	—	—
Common stock, $0.001 par value per share (150,000,000 shares authorized, 141,520,696 and 140,617,606 shares issued, 141,479,387 and 140,576,297 shares outstanding at March 31, 2021 and December 31, 2020, respectively)	142	141
Additional paid-in capital	1,516,602	1,500,040
Treasury stock, at cost, 41,309 shares at March 31, 2021 and December 31, 2020	(234)	(234)
Accumulated deficit	(1,071,225)	(980,597)
Total stockholders’ equity	445,285	519,350
Total liabilities and stockholders’ equity	$548,699	$625,642

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2021	2020
Revenue:
Product revenue, net	$755	$—
License revenue	38	38
Total revenue	$793	$38

Costs and expenses:
Cost of product revenue	139	—
Research and development:
Noncash compensation	7,511	1,979
Other research and development	55,583	34,043
Total research and development	63,094	36,022

Selling, general and administrative:
Noncash compensation	9,107	9,089
Other selling, general and administrative	17,655	5,172
Total selling, general and administrative	26,762	14,261

Total costs and expenses	89,995	50,283

Operating loss	(89,202)	(50,245)

Other expense (income):
Interest expense	1,898	1,201
Other income	(472)	(330)
Total other expense (income), net	1,426	871

Net loss	$(90,628)	$(51,116)

Basic and diluted net loss per common share	$(0.69)	$(0.48)

Weighted-average shares used in computing basic and diluted net loss per common share	131,898,626	105,461,892

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(in thousands, except share and per share amounts)

(Unaudited)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2020	109,425,243	$109	$739,956	41,309	$(234)	$(701,216)	$38,615
Issuance of common stock in connection with exercise of options	19,750	*	80	—	—	—	80
Issuance of restricted stock	774,300	1	(1)	—	—	—	—
Forfeiture of restricted stock	(10,000)	*	*	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	11,068	—	—	—	11,068
Net loss	—	—	—	—	—	(51,116)	(51,116)
Balance at March 31, 2020	110,209,293	110	751,103	41,309	(234)	(752,332)	(1,353)
			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2021	140,617,606	$141	$1,500,040	41,309	$(234)	$(980,597)	$519,350
Issuance of common stock in connection with exercise of options	31,245	*	128	—	—	—	128
Issuance of restricted stock	893,488	1	(1)	—	—	—	—
Forfeiture of restricted stock	(21,643)	*	*	—	—	—	—
Offering costs paid	—	—	(183)	—	—	—	(183)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	16,618	—	—	—	16,618
Net loss	—	—	—	—	—	(90,628)	(90,628)
Balance at March 31, 2021	141,520,696	142	1,516,602	41,309	(234)	(1,071,225)	445,285

*Amount less than one thousand dollars

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(90,628)	$(51,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	16,618	11,068
Depreciation and amortization	59	30
Amortization of premium on investment securities	127	(44)
Amortization of debt issuance costs	231	231
Amortization of leasehold interest	53	54
Noncash change in lease liability and right of use asset	479	2,001
Change in fair value of notes payable	(58)	(20)
Changes in assets and liabilities:
Increase in other current assets	(4,107)	(1,017)
Increase in accounts receivable	(771)	—
Increase (decrease) in accounts payable and accrued expenses	904	(1,567)
Decrease in lease liabilities	(507)	(1,967)
Decrease in other liabilities	(3,717)	(19,730)
Decrease in deferred revenue	(38)	(38)
Net cash used in operating activities	(81,355)	(62,115)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term securities	17,000	9,000
Investment in held-to-maturity securities	(17,447)	(7,482)
Purchases of equipment	(67)	(68)
Net cash (used in) provided by investing activities	(514)	1,450

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	128	81
Offering costs paid	(183)	—
Net cash (used in) provided by financing activities	(55)	81

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(81,924)	(60,584)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	554,698	113,887

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$472,774	$53,303

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$471,514	$52,051
Restricted cash	1,260	1,252
Total cash, cash equivalents and restricted cash	$472,774	$53,303

Cash paid for:
Interest	$769	$777

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Unless the context requires otherwise, references in this report to “TG,” “the Company,” “we,” “us” and “our” refer to TG Therapeutics, Inc. and our subsidiaries.

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

TG Therapeutics is a fully integrated, commercial stage biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. In addition to an active research pipeline including five investigational medicines across these therapeutic areas, UKONIQ received accelerated approval from the FDA for the treatment of adult patients with relapsed or refractory marginal zone lymphoma (MZL) who have received at least one prior anti-CD20-based regimen and relapsed or refractory follicular lymphoma (FL) who have received at least three prior lines of systemic therapies. Currently, we have two programs in Phase 3 development for the treatment of patients with relapsing forms of multiple sclerosis (RMS) and patients with chronic lymphocytic leukemia (CLL) and several investigational medicines in Phase 1 clinical development. We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles, or “GAAP,” for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020. The accompanying condensed December 31, 2020 balance sheet has been derived from these statements. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Liquidity and Capital Resources

We have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2021, we have an accumulated deficit of $1.1 billion.

Our major sources of cash have been proceeds from private placements and public offerings of equity securities. During the first quarter of 2021, umbralisib, now referred to as UKONIQ, was granted accelerated approval in the United States for the treatment of adult patients with relapsed or refractory MZL who have received at least one prior anti-CD20 based regimen and adult patients with relapsed or refractory FL who have received at least three prior lines of systemic therapy. Commercial sales of UKONIQ commenced in the first quarter of 2021. We have generated limited revenues to date from product sales. Even with the commercialization of UKONIQ and the potential future commercialization of our other drug candidates, we may not become profitable. Our ability to achieve profitability depends on many factors, including our ability to generate revenue, our ability to obtain regulatory approvals for our drug candidates, our ability to successfully complete any post-approval regulatory obligations and our ability to successfully commercialize our drug candidates. We may continue to incur substantial operating losses even as we begin to generate revenues from our drug candidates.

As of March 31, 2021, we had $523.8 million in cash and cash equivalents, and investment securities. We anticipate that our cash and cash equivalents, and investment securities as of March 31, 2021 will provide sufficient liquidity for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, our UKONIQ commercialization efforts, preparations for the potential commercialization of our other drug candidates, and the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our ongoing and future operations, including the commercialization of any of our drug candidates.

Our common stock is quoted on the Nasdaq Capital Market and trades under the symbol “TGTX.”

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our 2020 Annual Report on Form 10-K, except as it relates to revenue recognition, accounts receivable, inventory, cost of product revenue, and the adoption of new accounting standards during the three months ended March 31, 2021, as discussed below.

Revenue Recognition

Pursuant to Topic 606, we recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, Topic 606 includes provisions within a five-step model that includes i) identifying the contract with a customer, ii) identifying the performance obligations in the contract, iii) determining the transaction price, iv) allocating the transaction price to the performance obligations, and v) recognizing revenue when, or as, an entity satisfies a performance obligation.

At contract inception, we assess the goods or services promised within each contract and assess whether each promised good or service is distinct and determine those that are performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

Product Revenue, Net - The Company recognizes product revenues, net of variable consideration related to certain allowances and accruals, when the customer takes control of the product, which is typically upon delivery to the customer. Product revenue is recorded at the net sales price, or transaction price. The Company records product revenue reserves, which are classified as a reduction in product revenues, to account for the components of variable consideration. Variable consideration includes the following components: chargebacks, government rebates, trade discounts and allowances, product returns, and co-payment assistance, which are described below.

These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is expected to be settled with a credit against to the Company's customer account) or a liability (if the amount is expected to be settled with a cash payment). The Company's estimates of reserves established for variable consideration are calculated based upon a consistent application of the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. These estimates reflect the Company's current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be subject to constraint and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration received may ultimately differ from the Company's estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment.

Chargebacks and Administrative Fees: Chargebacks for discounts represent the Company's estimated obligations resulting from contractual commitments to sell product to qualified healthcare providers and government agencies at prices lower than the list prices charged to the customers who directly purchase the product from the Company. The customers charge the Company for the difference between what the customers pay the Company for the product and the customers’ ultimate contractually committed or government required lower selling price to the qualified healthcare providers. As part of the Company's contractual commitments to sell product to qualified healthcare providers, the Company pays fees for administrative services, such as account management and data reporting.

Government Rebates: Government rebates consist of Medicare, Tricare, and Medicaid rebates. These reserves are recorded in the same period the related revenue is recognized. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom it will owe a rebate under the Medicare Part D program.

Trade Discounts and Allowances: The Company provides its customers with discounts that are explicitly stated in the contracts and are recorded in the period the related product revenue is recognized. In addition, the Company also receives sales order management, inventory management, and data services from its customers in exchange for certain fees.

Product Returns: Consistent with industry practice, the Company generally offers customers a limited right of return for product that has been purchased from the Company. The Company estimates the amount of its product sales that may be returned by its customers and records this estimate in the period the related product revenue is recognized. The Company currently estimates product return liabilities based on data from similar products and other qualitative considerations, such as visibility into the inventory remaining in the distribution channel.

Subject to certain limitations, the Company’s return policy allows for eligible returns of UKONIQ for credit under the following circumstances:

●	receipt of damaged product;
●	shipment errors that were a result of an error by the Company;
●	expired product that is returned during the period beginning three months prior to the product’s expiration and ending six months after the expiration date;
●	product subject to a recall; and
●	product that the Company, at its sole discretion, has specified can be returned for credit.

As of March 31, 2021, the Company has not received any returns.

Co-Payment Assistance Programs: Co-payment assistance is provided to qualified patients, whereby the Company may provide financial assistance to patients with prescription drug co-payments required by the patient's insurance provider. Reserves for co-payment assistance are recorded in the same period the related revenue is recognized.

Accounts Receivable

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns and chargebacks. Our contracts with customers have standard payment terms. We analyze accounts that are past due for collectability, and regularly evaluate the creditworthiness of our customers so that we can properly assess and respond to changes in their credit profiles. As of March 31, 2021, we determined an allowance for expected credit losses related to outstanding accounts receivable was currently not required based upon our review of contractual payment terms and individual customer circumstances.

Cost of Product Revenue

Cost of product revenue consists primarily of materials, third-party manufacturing costs, as well as freight and royalties owed to our licensing partner for UKONIQ sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, the manufacturing costs of UKONIQ units recognized as revenue during the three months ended March 31, 2021 were expensed prior to receipt of FDA approval on February 5, 2021, and therefore are not included in costs of product revenue during the current period.

Inventory

Prior to regulatory approval, we expense costs relating to the production of inventory as research and development expense in the period incurred. Following regulatory approval, costs to manufacture those approved products will be capitalized. Inventories are stated at the lower of cost or estimated net realizable value with cost based on the first-in-first-out method. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in clinical trials.

Prior to the approval of UKONIQ, all manufacturing and other potential costs related to the commercial launch of UKONIQ were expensed to research and development expense in the period incurred.

Net Loss Per Common Share

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and should the Company realize net income during the period presented. The cumulative amounts of potentially dilutive securities excluded from the calculation were 12,129,734 securities and 8,579,266 securities for the three month period ended March 31, 2021 and 2020, respectively.

The following outstanding shares of potentially dilutive securities were excluded from the computation of net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended
	March 31,
	2021	2020
Unvested restricted stock	9,474,026	5,828,852
Options	2,490,396	2,585,980
Warrants	147,058	147,058
Shares issuable upon note conversion	18,254	17,376
Total	12,129,734	8,579,266

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No 2019-12, Income Taxes

(Topic 740): Simplifying Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocations, calculating income taxes in interim periods, and adds certain guidance to remove complexity in certain areas. ASU 2019-12 is effective for all entities for annual and interim periods beginning after December 15, 2020. Early adoption of either the entire standard or only those provisions that eliminate or modify requirements is permitted. Adoption of ASU 2019-12 did not have any impact to our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). The standard has tiered effective dates, starting in 2020 for calendar-year public business entities PBEs that meet the definition of an SEC filer, excluding smaller reporting companies. Early adoption is permitted for annual and interim goodwill impairment testing dates after 1 January 2017. Adoption of ASU 2017-04 did not have any impact to our condensed consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards with future effective dates are either not applicable or not significant to our consolidated financial statements.

NOTE 2 REVENUE RECOGNITION

Gross-to-Net Sales Adjustments

To date, our only source of product revenue has been from the U.S. sales of UKONIQ, which we began shipping to our customers in February 2021. We record our best estimate of sales discounts and allowances to which customers are likely to be entitled. The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows for the three months ended March 31, 2021:

(in thousands)
Gross product revenue	$906
Gross-to-net adjustments:
Chargebacks and administrative fees	(75)
Government rebates and co-payment assistance	(37)
Trade discounts and allowances	(35)
Sales returns and allowances	(4)
Total gross-to-net adjustments(1)	$(151)
Net product revenue	$755

(1) As of March 31, 2021 approximately $0.1 million of estimated gross-net-accruals have been recorded as a reduction of accounts receivable, net and within accounts payable and accrued expenses on the condensed consolidated balance sheets.

NOTE 3 INVESTMENT SECURITIES

Our investments as of March 31, 2021 and December 31, 2020 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following table summarize our investment securities at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between April 2021 and March 2022) (held-to-maturity)	$52,334	$10	$1	$52,343
Total short-term investment securities	$52,334	$10	$1	$52,343

	December 31, 2020
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated fair
	adjusted	holding gains	holding losses	value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2021 and December 2021) (held-to-maturity)	$51,987	$1	$4	$51,984
Total short-term investment securities	$51,987	$1	$4	$51,984

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

As of March 31, 2021 and December 31, 2020, the fair values of cash and cash equivalents, restricted cash, and notes and interest payable, approximate their carrying values.

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

The cumulative liability to the Ariston subsidiary including accrued and unpaid interest of the 5% Notes was approximately $20.5 million at March 31, 2021 and $20.3 million at December 31, 2020. No payments have been made on the 5% Notes since the merger and through March 31, 2021.

In December 2011, we elected the fair value option for valuing the 5% Notes. The fair value option was elected in order to reflect in our financial statements the assumptions that market participants use in evaluating these financial instruments.

As of December 31, 2013, as a result of expiring intellectual property rights and other factors, it was determined that net product cash flows from AST-726 were unlikely. As we have no other obligations under the 5% Notes aside from the net product cash flows and the conversion feature, the conversion feature was used to estimate the 5% Notes’ fair value as of March 31, 2021 and December 31, 2020. The assumptions, assessments and projections of future revenues are subject to uncertainties, difficult to predict, and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value and the differences could be material to our condensed consolidated financial statements.

The following tables provide the fair value measurements of applicable financial liabilities as of March 31, 2021 and December 31, 2020:

	Financial liabilities at fair value as of March 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$880	$880
Total	$—	$—	$880	$880

	Financial liabilities at fair value as of December 31, 2020
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$938	$938
Total	$—	$—	$938	$938

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts payable and debt. Cash, cash equivalents, accounts payable and debt are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature.

The following table summarizes the changes in Level 3 instruments during the three months ended March 31, 2021:

(in thousands)
Balance at December 31, 2020	938
Interest accrued on face value of 5% Notes	250
Change in fair value of Level 3 liabilities	(308)
Balance at March 31, 2021	$880

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

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the “2012 Incentive Plan”) was approved by stockholders in June 2020. As of March 31, 2021, 10,974,039 shares of restricted stock and 2,490,396 options were outstanding and up to an additional 3,187,593 shares may be issued under the 2012 Incentive Plan.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2021:

			Weighted-
			average
		Weighted-	contractual
	Number of	average	term	Aggregate
	shares	exercise price	(in years)	intrinsic value

Outstanding at December 31, 2020	2,526,166	$6.99	8.10	$115,472,832
Granted	—
Exercised	(31,245)	4.10
Forfeited	(4,525)	4.10
Expired	—	—
Outstanding at March 31, 2021	2,490,396	$7.03	7.74	$102,529,214

Total expense associated with the stock options was approximately $0.6 million and $3.9 million during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was approximately $1.2 million of total unrecognized compensation cost related to unvested time-based stock options, which is expected to be recognized over a weighted-average period of 1.3 years. As of March 31, 2021, the stock options outstanding include options granted to both employees and non-employees which are both time-based and milestone-based. Stock-based compensation for milestone-based options will be recorded if and when a milestone occurs.

There were no option awards granted during the three months ended March 31, 2021 and 2020.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting.

The following table summarizes restricted share activity for the three months ended March 31, 2021:

		Weighted-average
		grant date fair
	Number of shares	value
Outstanding at December 31, 2020	10,785,034	13.38
Granted	893,488	51.77
Vested	(682,840)	13.81
Forfeited	(21,643)	22.98
Outstanding at March 31, 2021	10,974,039	$16.46

Total expense associated with restricted stock grants was approximately $16.0 million and $7.1 million during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was approximately $79.5 million of total unrecognized compensation cost related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 1.0 year. This amount does not include, as of March 31, 2021, 2,910,511 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones. Until the measurement date is reached for milestone awards, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the grant date.

Stock-Based Compensation

The following table summarizes stock-based compensation expense information about restricted stock and stock options for the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31,	March 31,
(in thousands)	2021	2020
Stock-based compensation expense associated with restricted stock	$16,050	$7,120
Stock-based compensation expense associated with option grants	568	3,948
Total	$16,618	$11,068

Warrants

The Company’s only outstanding warrant is the warrant issued to Hercules as part of our debt agreement to purchase 147,058 shares of common stock with an exercise price of $4.08. See Note 6 for further details. As the warrants could not require cash settlement, the warrants were classified as equity. There will not be any ongoing stock compensation expense volatility associated with these warrants.

NOTE 6 LOAN PAYABLE

On February 28, 2019 (the “Closing Date”), we entered into a term loan facility of up to $60.0 million (“Term Loan”) with Hercules Capital, Inc. (“Hercules”), the proceeds of which were used for research and development programs and for general corporate purposes. The Term Loan is governed by a loan and security agreement, dated February 28, 2019 (the “Loan Agreement”), which provides for up to four separate advances. The first advance of $30.0 million was drawn on the Closing Date.  An additional $30.0 million was available with different milestones and time points that have lapsed.

The Term Loan will mature on March 1, 2022 (the “Loan Maturity Date”). Each advance accrues interest at a per annum rate of interest equal to the greater of either (i) the “prime rate” as reported in The Wall Street Journal plus 4.75%, and (ii) 10.25%. As a result of the Company having raised in excess of $150 million before the required timeline in the Loan Agreement, the interest-only period has been extended to April 1, 2021. At our option upon seven business days’ prior written notice to Hercules, we may prepay all or any portion greater than or equal to $5.0 million of the outstanding advances by paying the entire principal balance (or portion thereof) and all accrued and unpaid interest, subject to a prepayment charges of: 3.0% if such advance is prepaid in any of the first twelve months following the Closing Date; 1.5% if such advance is prepaid after the first twelve months following the Closing Date but on or prior to twenty-four months following the Closing Date; and 0% thereafter. In addition, a final payment equal to 3.5% of the aggregate principal amount of the loan extended by Hercules is due on the maturity date. Amounts outstanding during an event of default shall be payable on demand and accrue interest at an additional rate of 4.0% per annum of the past due amount outstanding.

The Term Loan is secured by a lien on substantially all of our assets, other than intellectual property, and contains customary covenants and representations, including a liquidity covenant, financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. As of March 31, 2021 and through the filing date of this report, the Company has been in compliance with all covenants.

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

The Company incurred financing expenses of $2.8 million (including the fair value of the Hercules Warrant) related to the Hercules Loan Agreement which are recorded as debt issuance costs and as an offset to loan payable on the Company’s unaudited condensed consolidated balance sheet. The debt issuance costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. Amortization of debt issuance costs was $0.2 million and $0.2 million for the three months ended March 31, 2021 and 2020. At March 31, 2021, the remaining unamortized balance of debt issuance costs was $0.8 million.

The loan payable as of March 31, 2021 and December 31, 2020 is as follows:

	March 31,	December 31,
(in thousands)	2021	2020
Loan payable	$30,000	$30,000
End of term fee	975	975
	30,975	30,975
Less: unamortized debt issuance costs	(848)	(1,080)
	30,127	29,895
Less: current portion	(30,127)	(22,179)
Loan payable non-current	$—	$7,716

NOTE 7 LEASES

In October 2014, we entered into an agreement (the “Office Agreement”) with Fortress Biotech, Inc. (“FBIO”) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.4 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. At January 1, 2019, we recognized a lease liability and corresponding Right-of-Use (“ROU”) asset of $9.5 million and $8.1 million, respectively, based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. The present values of our lease liability and corresponding ROU asset are $11.9 million and $9.1 million, respectively, as of March 31, 2021. Our leases have remaining lease terms of 2 years to 10 years. One lease has a renewal option to extend the lease for an additional term of two years.

The initial commitment period of the 45% rate was for a period of three (3) years. We and FBIO currently determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of March 31, 2021, the allocation rate is 65% and will be evaluated again in August 2021 for the following rent year. Also in connection with this lease, in October 2014, we pledged

$0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying condensed consolidated balance sheets. Additional collateral of $0.6 million was pledged in April 2018 to increase the letter of credit for the office space.

In October 2019, we finalized a five-year lease for office space in New Jersey (the “NJ Lease”). We approximate an average annual rental obligation of $0.3 million under the NJ Lease. We took possession of this space in October 2019, with rental payments beginning in November 2019. We incurred rent expense of $0.1 million for the three months ended March 31, 2021.

The following components of lease expense are included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020:

	March 31,	March 31,
(in thousands)	2021	2020
Operating lease cost	$532	$507
Net lease cost	$532	$507

As of March 31, 2021, the weighted-average remaining operating lease term was 7.6 years and the weighted-average discount rate for operating leases was 10.25%. Cash paid for amounts included in the measurement of operating lease liabilities during the three months ended March 31, 2021 was $0.5 million.

The balance sheet classification of lease liabilities was as follows:

	March 31,	December 31,
(in thousands)	2021	2020
Liabilities
Lease liability current portion	$1,533	$1,669
Lease liability non-current	10,349	10,412
Total lease liability	$11,882	$12,081

As of March 31, 2021, the maturities of lease liabilities were as follows:

Operating
(in thousands)	leases
2022	$2,035
2023	2,040
2024	1,924
2025	1,653
After 2026	9,884
Total lease payments	17,536
Less: interest	(7,158)
Present value of lease liabilities(*)	$10,378
(*)

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date and considering the term of the lease to determine the present value of lease payments. We used the incremental borrowing rate of 10.25% on February 28, 2019, for operating leases that commenced prior to that date.

NOTE 8 LICENSE AGREEMENTS

TG-1101 (Ublituximab)

In November 2012, we entered into an exclusive (within the territory) sublicense agreement with Ildong Pharmaceutical Co. Ltd. (“Ildong”) relating to the development and commercialization of ublituximab in South Korea and Southeast Asia. Under the terms of the sublicense agreement, Ildong has been granted a royalty bearing, exclusive right, including the right to grant sublicenses, to develop and commercialize ublituximab in South Korea, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Philippines, Vietnam, and Myanmar. An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended March 31, 2021 and 2020, and at March 31, 2021 and December 31, 2020, have deferred revenue of approximately $0.7 million and $0.8 million, respectively, associated with this $2 million payment (approximately $0.1 million of which has been classified in current liabilities at March 31, 2021 and December 31, 2020).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of ublituximab in the sublicense territory.

In January 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics, and LFB/GTC LLC, all wholly owned subsidiaries of LFB Group, relating to the development and commercialization of ublituximab. Under the license agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. As of March 31, 2021 we have incurred approximately $3.0 million and accrued approximately $3.0 million related to milestones. LFB Group is eligible to receive payments of up to an aggregate of approximately $31.0 million upon our successful achievement of certain clinical development, regulatory, and sales milestones, in addition to royalty payments on net sales of ublituximab at a royalty rate that escalates from mid-single digits to high-single digits. The license will terminate on a country by country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party.

TGR-1202 (Umbralisib)

In September 2014, we exercised our option to license the global rights to umbralisib, thereby entering into an exclusive licensing agreement (the “Umbralisib License”) with Rhizen Pharmaceuticals, SA (“Rhizen”) for the development and commercialization of umbralisib. Prior to this, we had been jointly developing umbralisib in a 50:50 joint venture with Rhizen.

During the three months ended March 31, 2021, we paid Rhizen $12.0 million as part of a primary indication approval milestone for launch of product in the US in accordance with the terms of the Umbralisib License. Rhizen will be eligible to receive additional approval and sales-based milestone payments in the aggregate of approximately $175 million payable upon approval in multiple jurisdictions for up to two oncology indications and one non-oncology indication and attaining certain sales milestones. In addition, if umbralisib is co-formulated with another drug to create a new product (a "New Product"), Rhizen will be eligible to receive similar regulatory approval and sales-based milestone payments for such New Product. Additionally, Rhizen receives tiered royalties that escalate from high single digits to low double digits on any net sales of umbralisib and any New Product. During the three months ended March 31, 2021, the Company recorded $0.1 million related to the worldwide royalty due under the Umbralisib License in cost of product revenue based on U.S. sales of UKONIQ and as of March 31, 2021, $0.1 million in royalties were payable under the Umbralisib License Agreement. Rhizen will also be eligible to participate in sublicensing revenue, if any, based on a percentage that decreases as a function of the number of patients treated in clinical trials following the exercise of the license option. Rhizen will retain global manufacturing rights to umbralisib, provided that they are price competitive with alternative manufacturers. The license will terminate on a country by country basis upon the expiration of the last licensed patent right or any other exclusivity right in such country, unless the agreement is earlier terminated (i) by us for any reason, or (ii) by either party due to a breach of the agreement.

TG-1501: PDL1 (Cosibelimab)

In March 2015, we entered into a Global Collaboration Agreement (“Collaboration Agreement”) with Checkpoint Therapeutics, Inc. (“Checkpoint”) for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. The Collaboration Agreement was amended in June 2019 and in March of 2020 achieved the first Milestone event for which we incurred expenses of zero and approximately $0.9 million for the three months ended March 31, 2021 and 2020, respectively.

TG-1701: BTK

In January 2018, we entered into a global exclusive license agreement with Jiangsu Hengrui Medicine Co. (“Hengrui”), to acquire worldwide intellectual property rights, excluding Asia but including Japan, and for the research, development, manufacturing, and commercialization of products containing or comprising of any of Hengrui’s Brutons Tyrosine Kinase inhibitors containing the compounds of either TG-1701 (SHR1459 or EBI1459) or TG-1702 (SHR1266 or EBI1266). Pursuant to the agreement, in April 2018, we paid Hengrui an upfront fee of $1.0 million in our common stock recorded to noncash stock expense associated with in-licensing agreements in our condensed consolidated statement of operations. In July 2019, we paid Hengrui the first milestone of $0.1 million in our common stock recorded to noncash stock expense associated with in-licensing agreements in our consolidated statement of operations. In July 2020, we paid Hengrui $2.0 million as part of a milestone in accordance with the license agreement. Hengrui is eligible to receive milestone payments totaling approximately $350 million upon and subject to the achievement of certain milestones. Various provisions allow for payments in conjunction with the agreement to be made in cash or our common stock, while others limit the form of payment. Royalty payments in the low double digits are due on net sales of licensed products and revenue from sublicenses. We incurred expenses of approximately $0.5 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively, the majority of which relates to manufacturing expenses of BTK. The relevant expenses are recorded in other research and development in the accompanying unaudited condensed consolidated statement of operations.

TG-1801: anti-CD47/anti-CD19

In June 2018, we entered into a Joint Venture and License Option Agreement with Novimmune SA (“Novimmune”) to collaborate on the development and commercialization of Novimmune’s novel first-in-class anti-CD47/anti-CD19 bispecific antibody known as TG-1801 (previously NI-1701). The companies will jointly develop the product on a worldwide basis, focusing on indications in the area of hematologic B-cell malignancies. We serve as the primary responsible party for the development, manufacturing, and commercialization of the product. Pursuant to the agreement, in June 2018 we paid Novimmune an upfront payment of $3.0 million in our common stock recorded to noncash stock expense associated with in-licensing agreements in our consolidated statement of operations. As of March 31, 2021 we accrued $2.0 million in milestone expense related to patient enrollment. Further milestone payments will be paid based on early clinical development, and the Company will be responsible for the costs of clinical development of the product through the end of the Phase 2 clinical trials, after which the Company and Novimmune will be jointly responsible for all development and commercialization costs. The Company and Novimmune will each maintain an exclusive option, exercisable at specific times during development, for the Company to license the rights to TG-1801, in which case Novimmune is eligible to receive additional milestone payments totaling approximately $185 million as well as tiered royalties on net sales in the high single to low double digits upon and subject to the achievement of certain milestones.

NOTE 9 RELATED PARTY TRANSACTIONS

In July 2015, we entered into a Shared Services Agreement (the “Shared Services Agreement”) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.2 million for shared services for each of the three months ended March 31, 2021 and 2020, primarily related to shared personnel.

Please refer to Note 7 - Leases for details regarding the Office Agreement with FBIO, as well as Note 8 - License Agreements for details regarding the Collaboration Agreement with Checkpoint.

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

You should read the following discussion and analysis in conjunction with the unaudited, condensed, consolidated financial statements and the related footnotes thereto appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

OVERVIEW

TG Therapeutics is a fully integrated, commercial stage biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. In addition to an active research pipeline including five investigational medicines across these therapeutic areas, UKONIQ received accelerated approval from the FDA for the treatment of adult patients with relapsed or refractory MZL who have received at least one prior anti-CD20-based regimen and relapsed or refractory FL who have received at least three prior lines of systemic therapies. Currently, we have two programs in Phase 3 development for the treatment of patients with RMS and patients with CLL and several investigational medicines in Phase 1 clinical development. We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

FDA Accelerated Approval of UKONIQ and Commercial Launch

On February 5, 2021, we announced that the FDA granted accelerated approval of UKONIQ for the treatment of adult patients with relapsed or refractory MZL who have received at least one prior anti-CD20 based regimen and for the treatment of adult patients with relapsed or refractory FL who have received at least three prior lines of systemic therapy. UKONIQ is the first and only, oral, once-daily, inhibitor of phosphoinositide 3 kinase (PI3K) delta and casein kinase 1 (CK1) epsilon. Accelerated approval was granted for these indications based on overall response rate (ORR) data from the Phase 2b UNITY-NHL Trial (NCT02793583). Continued approval for these indications is contingent upon verification and description of clinical benefit in a confirmatory trial. This application was granted Priority Review for the MZL indication. In addition, UKONIQ was granted Breakthrough Therapy Designation (BTD) for the treatment of MZL and orphan drug designation (ODD) for the treatment of MZL and FL.

Following the FDA approval, we launched UKONIQ, making it available to patients through a distribution network that includes a specialty pharmacy and specialty distributors. In the U.S., the annual incidence of newly diagnosed MZL is approximately 8,200 and FL is approximately 13,200. Our commercialization efforts have focused on approximately 3,000 physicians at academic centers and large community practices who treat approximately 80% of MZL and FL patients. We developed a commercialization plan that accounted for the COVID-19 pandemic, with a focus on enabling virtual interactions to provide healthcare provider education. As anticipated, our interactions with healthcare providers during the first quarter were primarily virtual due to the pandemic, with limited opportunities for our commercial and medical field teams to have live engagements. Payor coverage of UKONIQ and inclusion in the NCCN guidelines have been consistent with the FDA-approved indications. We are committed to helping patients access their prescription for UKONIQ through the TG Patient Support Program, which we launched following the approval of UKONIQ.

Our Products Under Development

We have leveraged our B-cell platform to develop a robust drug pipeline of targeted orally available, potent and selective small molecule kinase inhibitors and intravenously delivered immunotherapies that leverage the patients’ own immune system to fight cancer. The following table summarizes our most advanced drug candidates:

Clinical Drug Candidate: (molecular target)	Initial Target Disease	Stage of Development (trial name)
Ublituximab (anti-CD20 mAb)	Chronic Lymphocytic Leukemia (CLL)	Phase 3 trial (UNITY-CLL) Phase 3 trial (ULTRA-V)
	Relapsing Multiple Sclerosis (RMS)	Phase 3 trials (ULTIMATE I and II)
UKONIQ (PI3K-delta inhibitor)	CLL	Phase 3 trial (UNITY-CLL) Phase 3 trial (ULTRA-V)
	Marginal Zone Lymphoma (MZL)	Phase 2b trial (UNITY-NHL)
	Follicular Lymphoma (FL)	Phase 2b trial (UNITY-NHL)
Cosibelimab/TG-1501 (anti-PDL1 mAb)	B-cell cancers	Phase 1 trial
TG-1701 (BTK inhibitor)	B-cell cancers	Phase 1 trial
TG-1801 (anti-CD47/CD19 bispecific mAb)	B-cell cancers	Phase 1 trial

Phase 3 and Registration-Directed Clinical Trial Highlights

The following are highlights from our current Phase 3 trials and registration-directed Phase 2b clinical trials:

UNITY-NHL Phase 2b Trial: UNITY-NHL is a broad, multicenter, open-label, Phase 2b registration-directed clinical trial designed to evaluate the efficacy and safety of UKONIQ monotherapy and UKONIQ plus ublituximab (U2) combinations in patients with previously treated NHL. There are several exploratory cohorts of the UNITY-NHL trial which are enrolled to and evaluated independently from the others, including cohorts for MZL, FL/SLL, DLBCL, and MCL.

●	UNITY-NHL MZL/FL Single Agent UKONIQ: The MZL cohort enrolled adult patients who had at least one prior line of therapy that included an anti-CD20 monoclonal antibody. The FL cohort enrolled adult patients who had two or more prior lines of therapy that included an anti-CD20 monoclonal antibody and an alkylating agent. Both cohorts met the primary endpoint of ORR as determined by Independent Review Committee (IRC) assessment. Results from these cohorts were presented in December 2020 at the American Society of Hematology Annual meeting. On February 5, 2021, we announced that the FDA granted accelerated approval of UKONIQ, for the treatment of adult patients with relapsed or refractory MZL who have received at least one prior anti-CD20 based regimen and adult patients with relapsed or refractory FL who have received at least three prior lines of systemic therapy.

UNITY-CLL Phase 3 Trial Evaluating UKONIQ plus Ublituximab (U2): UNITY-CLL is a global, multi-center, Phase 3, randomized, controlled clinical trial comparing the U2 combination to an active control arm of obinutuzumab plus chlorambucil in patients with both treatment-naïve and relapsed or refractory CLL. Two additional arms evaluating single-agent ublituximab and single-agent UKONIQ were also enrolled for purposes of evaluating the contribution of each in the U2 combination regimen. The primary endpoint for this study is progression-free survival (PFS). The study completed enrollment in October 2017 with over 600 patients across the four treatment arms, with approximately 420 patients in the U2 and the active control arms combined. This trial is conducted under a Special Protocol Assessment (SPA) with the FDA. The UNITY-CLL trial is being led by John Gribben, MD, professor of Medical Oncology, Barts Cancer Institute, United Kingdom.

●	On December 7, 2020, we presented safety and efficacy results from the UNITY- CLL trial at the ASH annual meeting demonstrating that U2 significantly improved PFS over obinutuzumab plus chlorambucil (HR=0.54, p<0.0001) as well as ORR (p<0.001) in patients with CLL, with consistent PFS improvement across treatment naïve CLL (HR=0.48) and relapsed or refractory CLL (HR=0.60). Grade 3/4 adverse events (AEs) of clinical interest (U2 vs Obin+Chl) included elevated ALT (8.3% vs 1.0%), elevated AST (5.3% vs 2.0%), non-infectious colitis (1.9% vs 0%), infectious colitis (0.5% vs 0.5%), pneumonitis (0.5% vs 0%), rash (2.4% vs 0.5%), and opportunistic infections (5.8% vs. 1.5%). These data supported a rolling Biologics License Application (BLA) submission to the US FDA requesting approval of ublituximab, in combination with UKONIQ, as a treatment for patients with CLL. The rolling BLA submission was completed in March 2021.

ULTIMATE I & II Trials Evaluating Single-Agent Ublituximab in RMS: ULTIMATE I and ULTIMATE II are two independent Phase 3 trials. Each trial is a global, randomized, multi-center, double-blinded, double-dummy, active-controlled study comparing ublituximab to teriflunomide in subjects with RMS. The primary endpoint for each study is annualized relapse rate (ARR) following 96 weeks of treatment, which we intend to use to support a BLA submission for approval of ublituximab in the treatment of RMS. These trials were both conducted under a SPA with the FDA. Full enrollment was completed in October 2018, with approximately 1,100 subjects enrolled in both studies combined.

●	In April 2021, data from the ULTIMATE I & II trials were presented at the American Academy of Neurology Annual meeting. Both studies met their primary endpoint with ublituximab treatment demonstrating a statistically significant reduction in ARR over a 96-week period (p<0.005 in each trial). Key secondary MRI endpoints were also met.

ULTRA-V Phase 2 and Phase 3 Trials Evaluating U2 Plus Venetoclax in CLL: The ULTRA-V Phase 2 and Phase 3 trials are designed to investigate the efficacy and safety of U2 in combination with venetoclax in subjects with treatment-naïve CLL and relapsed or refractory CLL.

●	The ULTRA-V Phase 2 trial is an open-label, multi-center, clinical trial and the primary endpoints for this study are ORR and Complete Response (CR) rate. This trial completed enrollment in April 2021 with approximately 165 patients.
●	The ULTRA-V Phase 3 trial is an open-label, multi-center, randomized, controlled clinical trial comparing the time-limited triple combination U2) plus venetoclax to an active control arm of continuous U2. The Phase 3 trial includes two independent randomized cohorts of CLL subjects: a treatment-naïve cohort and a previously treated cohort, with each cohort being enrolled and evaluated independently of each other. The primary endpoint for the trial is PFS. This trial is being led by Richard R. Furman, MD, Director of CLL Research Center at Weill Cornell Medicine.

RESULTS OF OPERATIONS

Three months ended March 31, 2021 and 2020

Product Revenues (Net). Net product revenues represent U.S. sales from our sole commercial product, UKONIQ, which was approved by the FDA on February 5, 2021. During the three months ended March 31, 2021, net product revenues were $0.8 million. Sales allowances and accruals consisted of government rebates, patient financial assistance, distribution fees, discounts, and chargebacks. We did not have product revenues in 2020.

Cost of Product Revenue. Cost of product revenue for the three months ended March 31, 2021 was $0.1 million. Cost of product revenue primarily relates to freight and royalties owed to our licensing partner for UKONIQ sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, the manufacturing costs of UKONIQ units recognized as revenue during the three months ended March 31, 2021 were expensed prior to the February 5, 2021 FDA approval, and therefore are not included in costs of product revenue during the current period. We expect the cost of product revenue to increase in relation to product revenues as we deplete these inventories and we expect to use the remaining pre-commercialization inventory for product sales through the second quarter of 2022.

License Revenue. Our license revenues currently consist of license fees arising from our agreement with Ildong. We recognize upfront license fee revenues ratably over the estimated period in which we will have certain significant ongoing responsibilities under the sublicense agreement, with unamortized amounts recorded as deferred revenue. License revenue was approximately $38,000 for each of the three months ended March 31, 2021 and 2020 related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $7.5 million for the three months ended March 31, 2021, as compared to $2.0 million during the comparable period in 2020. The increase in noncash compensation expense was primarily due to an increase in research and development personnel and a higher stock price during the period ended March 31, 2021.

Other Research and Development Expenses. Our other research and development expenses consist primarily of expenses related to in-licensing of new product candidates, fees paid to consultants and outside service providers for clinical and laboratory development, facilities-related and other expenses relating to the design, development, manufacture, testing and enhancement of our drug candidates and technologies including clinical trial related expenses. We expense our research and development costs as they are incurred.

Other research and development expenses increased by $21.6 million to $55.6 million for the three months ended March 31, 2021, as compared to $34.0 million for the three months ended March 31, 2020. The increase in R&D expense is primarily attributable to the achievement of various milestones as well as manufacturing costs for ublituximab during the three months ended March 31, 2021.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants was $9.1 million for each of the three months ended March 31, 2021 and 2020.

Other Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance; commercial, medical, and other administrative personnel, recruitment expenses, expenses for commercialization activities (including the build out of our medical affairs and commercial organizations and infrastructure), professional fees and other corporate expenses, including investor relations, legal activities and facilities-related expenses.

Other selling, general and administrative expenses was $17.7 million for the three months ended March 31, 2021, as compared to $5.2 million for the three months ended March 31, 2020. The increase was due primarily to increased personnel and other selling, general and administrative costs, associated with the commercial launch of UKONIQ. We expect our other selling, general and administrative expenses to increase during 2021 coinciding with the launch.

Interest Expense. Interest expense increased by $0.7 million to $1.9 million for the three months ended March 31, 2021, as compared to $1.2 million for the three months ended March 31, 2020. The increase is mainly due to interest expense related to administrative fees in connection with contract manufacturing costs during the period ended March 31, 2021.

Other Income. Other income was $0.5 million for the three months ended March 31, 2021, as compared to $0.3 million for the three months ended March 31, 2020. We expect our other income to remain at a comparable level for the remainder of 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our major sources of cash have been proceeds from the private placement and public offering of equity securities. During the first quarter of 2021, umbralisib, now referred to as UKONIQ, was granted accelerated approval in the United States for the treatment of adult patients with relapsed or refractory MZL who have received at least one prior anti-CD20 based regimen and adult patients with relapsed or refractory FL who have received at least three prior lines of systemic therapy. Commercial sales of UKONIQ commenced in the first quarter of 2021. We have generated limited revenues to date from product sales. Even with the commercialization of UKONIQ and the potential future commercialization of our other drug candidates, we may not become profitable. Our ability to achieve profitability depends on many factors, including our ability to generate revenue, our ability to obtain regulatory approvals for our drug candidates, our ability to successfully complete any post-approval regulatory obligations and our ability to successfully commercialize our drug candidates. We may continue to incur substantial operating losses even as we begin to generate revenues from product sales.

As of March 31, 2021, we had $523.8 million in cash and cash equivalents, and investment securities. We anticipate that our cash and cash equivalents, and investment securities as of March 31, 2021 will provide sufficient liquidity for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, our UKONIQ commercialization efforts, preparations for the commercialization of our other drug candidates, and the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our ongoing and future operations, including the commercialization of any additional drug candidates.

Discussion of Cash Flows

Cash used in operating activities for the three months ended March 31, 2021 was $81.4 million as compared to $62.1 million for the three months ended March 31, 2020. The increase in cash used in operating activities was due primarily to increased expenditures associated with our scale-up for manufacturing as well as ongoing clinical development programs and paydown of accounts payable and accrued expenses.

Net cash used in investing activities for the three months ended March 31, 2021, was $0.5 million as compared to cash provided by investing activities of $1.5 million for the three months ended March 31, 2020. The increase in net cash used in investing activities was primarily due to greater investment in short-term securities during the three months ended March 31, 2021.

Net cash used in financing activities for the three months ended March 31, 2021, was $0.1 million which related to offering costs paid offset by proceeds from the exercise of options.

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

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

For a description of our significant accounting policies, refer to "Part II, Item 8. Financial Statements and Supplementary Data, Note 1 – Organization and Summary of Significant Accounting Policies" in our 2020 Annual Report on Form 10-K, and refer to Note 1 in this Quarterly Report on Form 10-Q for significant accounting policies due to commercialization for revenue recognition, gross-to-net sales adjustments, accounts receivable, inventory, and cost of product revenue. Of these policies, the following are considered critical to an understanding of our Unaudited Condensed Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments: stock-based compensation expenses, and fair value measurement of financial liabilities. Refer to "Note 5 – Stockholders’ Equity" and "Note 4 - Fair Value Measurements," respectively, for more information.

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to "Note 1 - Organization and Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements, and their expected impact on our financial position and results of operations.

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

We invest in government and investment-grade corporate debt in accordance with our investment policy. Some of the securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of March 31, 2021, our portfolio of financial instruments consists of cash equivalents, including bank deposits, and money market accounts.

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

Based on our analysis, for the years ended December 31, 2019 and December 31, 2020, and for the interim period through March 31, 2021, we determined the effect of a 100+1- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss to be immaterial.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, we implemented processes and internal controls to record product revenue, cost of product revenues, and accounts receivable as a result of the FDA approval and the US commercial launch of UKONIQ. The implementation of these processes resulted in material changes to our internal controls over financial reporting. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have one marketed product, UKONIQ, which received accelerated approval from the FDA on February 5, 2021 for the treatment of relapsed or refractory MZL in patients who have received at least one prior anti-CD20-based regimen and relapsed or refractory FL in patients who have received at least three prior lines of systemic therapy.  In addition, on March 29, 2021, we announced the completion of the rolling submission of a BLA to the FDA requesting approval of ublituximab in combination with UKONIQ as a treatment for patients with CLL.   While we have initiated the commercial launch of UKONIQ in the U.S. and have started internal planning for potential commercialization of ublituximab, we have limited experience as a commercial company and our ability to successfully overcome the risks associated with commercializing drugs in the biopharmaceutical industry, including the risk that our products do not achieve an adequate level of acceptance, remains uncertain.  UKONIQ as well as other drugs that we may bring to the market in the future, including ublituximab, may not gain market acceptance by physicians, patients, third-party payors and others in the healthcare community.  If our products do not achieve an adequate level of acceptance, we may not generate significant revenues, and we may not become profitable. The degree of market acceptance of UKONIQ, as well as any future product candidates for which we obtain approval, will depend on a number of factors, including:

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

The COVID-19 pandemic continues to present a substantial global public health and economic challenge. The measures to control the virus’s spread have impacted our approach to the commercial launch of UKONIQ and may impact our ability to successfully launch ublituximab, if approved. We initiated commercial sales of UKONIQ in February 2021 in an environment in which the measures taken by state and local governments as well as hospitals and oncology clinics to control the spread of COVID-19 significantly limited our opportunities for in-person interactions, for example, with physicians, hospitals, payors, and other customers at medical congresses.  Although multiple mechanisms are available to our field personnel to interact with healthcare providers and other customers remotely, we cannot ensure that these methods will be effective or as effective as in-person interactions. Other factors related to the COVID-19 pandemic that could impact the ongoing launch and potential future launches include delays in demand due to impacts on the healthcare system and overall economy and increases in the number of uninsured or underinsured patients.  In addition, our office-based employees, consultants, vendors and certain customer segments are continuing to work remotely and many of our commercialization efforts are happening virtually. The length of time and full extent to which the COVID-19 pandemic directly or indirectly impacts our commercialization efforts depend on future developments that are highly uncertain, subject to change and are difficult to predict, including, whether, even after pandemic-related restrictions ease, there is a shift in how pharmaceutical field representatives interact with healthcare providers that could have a negative effect on our future business and operations.  For a discussion of additional pandemic-related risks to our business, see below under the heading “Risks Related to the COVID-19 Pandemic”.

If UKONIQ or any future products for which we receive regulatory approval do not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate sufficient revenue from these products and we may not become or remain profitable, which would have a material adverse effect on our business.

We may be subject to limitations on the indicated uses or requirements to fulfill certain post-marketing requirements to the satisfaction of regulatory authorities or may be unable to maintain marketing approval for UKONIQ or future products that we may bring to market.

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

The precise incidence and/or prevalence of relapsed or refractory MZL after one prior anti-CD20-based regimen, relapsed or refractory FL after three prior lines of systemic therapy, CLL, and relapsing forms of MS are unknown. Our projections of both the number of patients within our FDA-approved indications for UKONIQ and target indications for U2 in CLL and ublituximab in MS, as well as the subset of these patients who have the potential to benefit from treatment with our products, are based on estimates. These estimates are typically based on one on one and group interactions with target physicians and other sources available at the time we make the estimates, including the scientific literature, healthcare utilization databases and market research. Although we believe our estimates are reasonable, many factors may limit their accuracy.  For example, the sources we use to make the estimates may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases and the number of patients may turn out to be lower than expected.

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

For the cancer indications for which we received FDA approval of UKONIQ or for which we are developing our product candidates there are a number of established therapies with which we will compete:

●	For the treatment of MZL, we expect UKONIQ to compete with ibrutinib (AbbVie and Janssen), and the combination of rituximab and lenalidomide (Bristol-Myers Squibb), as well as established treatments such as rituximab (Roche) and several generically available chemotherapies. In addition, there are investigational PI3K inhibitors being developed in MZL.
●	For the treatment of FL, we expect UKONIQ to compete with recently approved drugs such as axicabtagene ciloleucel (Gilead), obinutuzumab (Roche), idelalisib (Gilead), copanlisib (Bayer), duvelisib (Verastem), tazemetostat (Epizyme), and the combination of rituximab and lenalidomide (Bristol-Myers Squibb), and established treatments such as rituximab (Roche), and several generically available chemotherapies, many of which have FDA-approved indications for earlier lines of therapy (e.g., after two prior lines of systemic therapy) than UKONIQ. There are also several PI3K delta inhibitors in earlier stages of development for FL.
●	For the treatment of CLL, if U2 is approved, we expect the regimen to compete with recently approved drugs such as ibrutinib (AbbVie and Janssen), acalabrutinib (AstraZeneca), venetoclax (AbbVie and Roche), obinutuzumab (Roche), idelalisib (Gilead) and duvelisib (Verastem), and established treatments such as rituximab (Roche), and several generically available chemotherapies. Additionally, there are second generation BTK inhibitors similar to ibrutinib in late-stage clinical testing for CLL that could enter the market in the next 12-36 months. These agents can be used as monotherapy or in combination with one or more of the other agents.
●	In addition, a number of pharmaceutical companies are developing antibodies and bispecific antibodies targeting CD20, CD19, CD47 and other B-cell associated targets, chimeric antigen receptor T-cell (CAR-T)

immunotherapy, and other B-cell ablative therapy which, if approved, would potentially compete with U2 and UKONIQ.

For Multiple Sclerosis for which we are developing ublituximab there are a number of established therapies with which we will compete:

●	If ublituximab is approved, we expect ublituximab will primarily compete against other CD20 targeted agents, while the group of CD20 targeted agents will also compete broadly against a number of already approved MS therapies. Currently, there are two anti-CD20 monoclonal antibodies approved, ocrelizumab (Roche) and ofatumumab (Novartis).

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

UKONIQ, as well as any products that we are able to commercialize in the future, may become subject to unfavorable pricing regulations or third-party payor coverage and reimbursement policies, which would harm our business.

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

Our ability to commercialize any product successfully also will depend in part on the extent to which coverage and reimbursement for our products and related treatments will be available from government authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement and co-payment levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by restricting coverage and limiting the amount of reimbursement for particular drugs. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs, examining the cost effectiveness of drugs in addition to their safety and efficacy. Third-party commercial payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies.  Payors may restrict coverage of some products by using formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payor more expensive for patients, and utilization management controls, such as requirements for prior authorization or failure first on another type of treatment.  Payors may target higher-priced drugs for imposition of these obstacles to coverage, and consequently our products may be subject to payer-driven restrictions. Additionally, in countries where patients have access to insurance, as in the U.S., insurance co-payment amounts or other benefit limits may represent a barrier to obtaining or continuing use of our products that receive regulatory approval. If we are unable to obtain or maintain coverage, or coverage is reduced in one or more countries, our product sales may be lower than anticipated and our financial condition could be harmed.

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

If, in the future, we are unable to expand our commercial operation, including sales and marketing capabilities or enter into agreements with third parties to sell and market our drug candidates, we may not be successful in commercializing our product candidates if and when they are approved, and we may not be able to generate any revenue.

We have made and continue to make significant investments in our commercial organization and infrastructure. We have hired and continue to hire marketing, sales, and medical support personnel and have built processes and systems to support the commercialization of UKONIQ in the U.S. We are expanding our commercialization team and infrastructure in planning for the potential commercial launches of U2 in CLL and ublituximab in MS prior to knowing whether the FDA will accept or approve the necessary regulatory submissions.  It is possible that the FDA approval is unexpectedly delayed or is not received at all. In either case we will incur delays that may impede or significantly delay our ability to generate revenue and at the same time will incur significant expenses. If this were to occur, it would have a material adverse effect on the Company.

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

Since inception, we have focused our efforts and financial resources on clinical trials, manufacturing of our drug candidates, and preparing to support a commercial product. To date, we have financed our operations primarily through public offerings of our common stock and a debt financing. Through May 5, 2021, we have received an aggregate of approximately $1.3 billion from such transactions. Approximately $30 million is from our term loan facility with Hercules (as defined below) that we secured in February of 2019. The remaining amount constitutes the aggregate gross proceeds from the sale of common stock in one or more offerings and through the use of our at the market sales program, or ATM.

Since inception, we have incurred significant operating losses. As of March 31, 2021, we had an accumulated deficit of $1.1 billion. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.  Other than the FDA approval of UKONIQ, we have not obtained marketing approval for any of our product candidates, which are in preclinical or clinical development stages.  We expect to continue to incur significant research and development expenses in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, we expect to continue to incur significant sales, marketing and outsourced-manufacturing expenses as we commercialize UKONIQ and plan for the possible commercialization of our other product candidates, if approved. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate revenue.

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

The development of pharmaceuticals is capital-intensive. We are currently advancing our most advanced drug candidates, ublituximab, cosibelimab, TG-1701 and TG-1801, and UKONIQ for additional indications through clinical development. While we may experience short-term decreases in clinical trial expenses as our larger Phase 3 clinical trials complete and before our Phase 1 and 2 programs can advance into Phase 2 and 3, we do expect over time our overall expenses will increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, seek marketing approval for, and expand our infrastructure to commercialize our product candidates and additional indications of UKONIQ. Moreover, in anticipation of potential regulatory approvals for UKONIQ and ublituximab in chronic lymphocytic leukemia (CLL) and for ublituximab in relapsing multiple sclerosis (MS), we will need to expend substantial resources on manufacturing and biologics license application (BLA) support over the next 12 to 18 months, which could exceed any cost savings associated with lower clinical trial expenses during the same period.

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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than funds already borrowed under the loan and security agreement that we entered into with Hercules in February 2019 (see Note 6 to our consolidated financial statements for more information). To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. We may also seek funds through collaborations, strategic alliances or licensing arrangements with third parties at a time that is not desirable to us and we may be required to relinquish valuable rights to some intellectual property, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. See our risk factors below under the heading “Risks Related to Our Indebtedness”.

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

In February 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”), with Hercules Capital, Inc., a Maryland corporation (“Hercules”) (see Note 6 to our consolidated financial statements for more information). Under the Loan Agreement, Hercules will provide access to term loans with an aggregate principal amount of up to $60.0 million (the “Term Loan”). Concurrently with the closing of the Loan Agreement, we borrowed an initial tranche of $30.0 million. As of March 31, 2021, we had outstanding obligations of $30 million under the Loan Agreement. In addition, we have incurred short-term liabilities of approximately $11.4 million with a contract manufacturing organization (CMO) for the scale-up, tech-transfer, and long-term supply of one of our drug candidates. This is an expensive and lengthy process and we expect to incur additional obligations associated with these ongoing manufacturing activities over the course of the next 24 months, and potentially longer. To date, this CMO has provided payment terms which we believe are reasonable; however, no assurance can be given that such terms will continue to be available to us in the future. No assurances can be made that the obligations associated with the Loan Agreement and the CMO will not have a material adverse impact on our financial condition.

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

We have invested substantially all of our efforts and financial resources in the identification and pre-clinical and clinical development of UKONIQ and our product candidates, including ublituximab, cosibelimab, TG-1701 and TG-1801, and building a commercial infrastructure. Our ability to generate revenues from product sales will depend completely on the successful completion of our current and future Phase 3 and registration-directed clinical trials and commercialization of our product candidates and additional indications of UKONIQ, which may never occur.  Each of our product candidates will require additional non-clinical or clinical development, regulatory approval in multiple jurisdictions, and we will need to obtain sufficient clinical and commercial supply.  The success of our development programs and achievement of regulatory approval of our product candidates will depend on several factors, including the following:

●	successful completion of our clinical programs with positive results that support a finding of effectiveness and an acceptable safety profile of our product candidates in the intended populations within the timeframes we have projected;
●	INDs and clinical trial applications, or CTAs, being cleared/approved such that our product candidates can commence clinical trials;
●	successful initiation and completion of preclinical studies and successful initiation of, enrollment in and completion of clinical trials;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	receipt of regulatory approvals from applicable regulatory authorities for our product candidates, including U2 in CLL and ublituximab in RMS;
●	establishing commercially viable arrangements with third-party manufacturers for clinical supply and commercial manufacturing; and
●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates.

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

Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. Further, early clinical trials by their nature utilize a small sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and serious side effects of our drug candidates may only be uncovered when a significantly larger number of patients are exposed to the drug candidate in Phase 3 or registration-directed trials or when the drug candidate is on the market.  If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale, or even if approved for sale may lack differentiation from competitive products, which could have a material adverse impact on our business and operations.

Many of our ongoing and planned clinical studies involve combinations of two or more drugs. In drug combination clinical development, there is an inherent risk of drug-drug interactions between combination agents that may affect each component’s individual pharmacologic properties and the overall efficacy and safety of the combination regimen. Both ublituximab and UKONIQ are being evaluated in combination with each other, as well as with a variety of other active anti-cancer agents, which may cause unforeseen toxicities, or impact the severity, duration, and incidence of adverse events observed compared to those seen in the single-agent studies of these agents. We also intend to explore multiple combination studies involving cosibelimab, TG-1701, and TG-1801. Further, with multi-drug combinations, it is often difficult to interpret or properly assign attribution of an adverse event to any one particular agent, introducing the risk that toxicity caused by a component of a combination regimen could have a material adverse impact on the development of our product candidates. There can be no assurances given that the combination regimens being studied will display tolerability or efficacy suitable to warrant further testing or produce data that is sufficient to obtain marketing approval.

Any product candidates we may advance through clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals.

The clinical development, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, import, export, marketing and distribution, and pharmacovigilance and adverse event reporting of our product candidates or any future product candidates are subject to extensive regulation by the FDA in the United States and by comparable regulatory authorities worldwide. In the United States, we are not permitted to market a product candidate until we receive approval of a BLA or NDA from the FDA. The process of obtaining a BLA or NDA approval is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change, and the FDA has substantial discretion in the pharmaceutical product approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. In addition, the FDA may require post-marketing studies, including drug interaction studies or additional clinical trials which also may be costly. For example, as part of the accelerated approval of UKONIQ for relapsed or refractory MZL and FL, continued approval for those indications is contingent upon verification and description of clinical benefit in a confirmatory trial.  The FDA approval for a limited indication with required warning language, such as a boxed warning, could significantly impact our ability to successfully market our product candidates. Finally, the FDA may require adoption of a REMS requiring prescriber training or a post-marketing registry or may restrict the marketing and dissemination of these products. Despite the time and expense invested in the clinical development of product candidates, regulatory approval is never guaranteed. In addition, we intend to seek product approvals in countries outside of the United States. As a result, we would be subject to regulation by the EMA, as well as the other regulatory agencies in these countries.

Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval.  Interruptions or delays in the operations of the FDA and foreign regulatory authorities as a result of the COVID-19 pandemic may negatively impact review, inspection, and approval timelines.  Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. As in the United States, the regulatory approval process in Europe and in other countries is lengthy and challenging. The FDA, and any other regulatory body around the world, can delay, limit or deny approval of a product candidate for many reasons, including:

●	the FDA or comparable foreign regulatory authorities may disagree with the study design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is tolerable and effective for an indication;
●	the FDA may not accept clinical data from trials conducted by individual investigators or in countries where the standard of care is potentially different from that of the United States;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies and/or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA, NDA or other marketing authorization submission to obtain regulatory approval in the United States or elsewhere;
●	the FDA or comparable foreign regulatory authorities may not approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators currently contract for clinical supplies and plan to contract for commercial supplies; or
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Regulatory approvals for our product candidates may not be obtained without lengthy delays, if at all. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates.

A Breakthrough Therapy or Fast Track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We may seek Breakthrough Therapy or Fast Track designation for some of our drug candidates.   For example, in January 2019, the FDA granted Breakthrough Therapy designation to UKONIQ for the treatment of adult patients with marginal zone lymphoma (MZL) who have received at least one prior anti-CD20 regimen, and in October 2020, the FDA granted Fast Track designation to the investigation of ublituximab in combination with UKONIQ for the treatment of adult patients with CLL. If a drug is intended for the treatment of a serious or life-threatening condition, and the drug demonstrates the potential to address an unmet medical need for this condition, the Sponsor may apply for Breakthrough Therapy or Fast Track designations. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular drug candidate is eligible for such a designation, we cannot be sure that the FDA would decide to grant it. Even if we receive Breakthrough Therapy or Fast Track designation for a drug candidate, we may not experience a faster development process, review or approval compared to conventional FDA procedures. A drug that receives Fast Track designation is eligible for more frequent interactions with the FDA, priority review if relevant criteria are met, and rolling submission of the BLA or NDA.   Even if rolling review is allowed, there is no guarantee that the FDA will have commenced or completed review of the BLA or NDA modules submitted earlier in the rolling review process.  Neither Breakthrough Therapy nor Fast Track designation guarantees Priority Review of an NDA or BLA application, and therefore, despite receiving Fast Track designation for U2 for the treatment of adult patients with CLL, there can be no guarantee that the FDA will not assign a standard review timeline for our BLA filing for this indication.  The FDA may also withdraw a Breakthrough Therapy or Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

We have received orphan drug designation for some of our drug candidates for specified indications, and we may seek additional orphan drug designations for other indications and some of our other drug candidates. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Ublituximab as monotherapy received orphan drug designation from the FDA for the treatment of MZL (nodal and extranodal) in September 2013, for the treatment of CLL in August 2010, and received orphan drug designation by the EMA for the treatment of CLL in November 2009. We also obtained orphan drug designation for umbralisib as monotherapy for the treatment of CLL in August 2016, all three types of MZL (nodal, extranodal and splenic) in April 2019, and FL in March 2020. In January 2017, we announced that the FDA granted orphan drug designation covering the combination of ublituximab and umbralisib for the treatment of patients with CLL and DLBCL. As part of our business strategy, we may seek orphan drug designation for our other drug candidates; however, we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Orphan drug designations are required to be maintained through annual reporting and are subject to re-evaluation.  Based on the evolving data and development plans for our product candidates, and changing incidence and prevalence rates for our intended indications, there can be no guarantee that we will be able to successfully maintain our orphan drug designations for any of our products.

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

Generally, our product candidates are currently manufactured in relatively small batches for use in pre-clinical and clinical studies. Process improvements implemented to date have changed, and process improvements in the future may change, the activity and/or analytical profile of the product candidates, which may affect the safety and efficacy of the products. For instance, the manufacturing process for ublituximab has undergone several process improvements during the clinical trial process which have resulted in analytical differences between the materials. Such process improvements continued during the conduct of the Phase 3 study and materials from more than one manufacturing process were utilized in the Phase 3 UNITY-CLL trial and the Phase 3 ULTIMATE I and II trials. While analytical differences exist between those materials, we do not believe the differences will alter the safety or efficacy profile of ublituximab. However, it is possible that additional and/or different adverse events may appear among patients exposed to drug product manufactured under one process compared to the other, or that adverse events may arise with greater frequency, intensity and duration among patients exposed to drug product manufactured under one process compared to the other. Additionally, the efficacy of ublituximab may also be negatively impacted by such process changes. Given the uncertainty of the impact on product specifications, quality and performance, process improvements made during Phase 3 development carry a higher level of risk than those made prior to Phase 3 development. If there are significant differences in product attributes between the two materials, we may need to conduct additional analyses of the Phase 3 study(ies) to confirm that there is no difference in safety or efficacy between the product made by each process in order to allow us to utilize data from all enrolled patients, as well as be able to integrate clinical safety and/or efficacy results across studies to support any potential marketing application. There can be no assurance given that such analyses will be successful in demonstrating that there are no clinical differences between these drug products, which could substantially impact the approvability of the combination of UKONIQ and ublituximab based on the results of the UNITY-CLL study. In such circumstances, that would have a material adverse effect on the Company.

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

Risks Related to Governmental Regulation of Pharmaceutical Industry and Legal Compliance Matters

We are subject to new legislation, regulatory proposals and third-party payor initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.

In both the United States and certain foreign countries, there have been a number of legislative and regulatory changes or proposed changes to the healthcare system, many of which have focused on prescription drug pricing and lowering overall healthcare costs, that could impact our ability to sell our products profitably and support future innovation. We expect prescription drug pricing and other healthcare costs to continue to be subject to intense political and social pressures on a global basis.

In the United States, the President, federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of healthcare and addressing public concern over access and affordability of prescription drugs.  The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) was enacted in 2010 and made significant changes to the U.S. healthcare system. ACA changes included expanding healthcare coverage through Medicaid expansion and implementation of the individual health insurance mandate; changing coverage and reimbursement of drug products under government healthcare programs; imposing an annual fee on manufacturers of branded drugs; and expanding government enforcement authority.   Although the ACA has been the subject of a number of legislative and litigation challenges since it passed, it is expected that the Biden Administration will seek to strengthen and expand the ACA.  We cannot predict what affect further changes to the ACA would have on our business.

Beyond the ACA, there has been increasing legislative, regulatory and enforcement interest with respect to prescription drug pricing practices.  With the election of President Biden and changes in make-up of the Senate following the 2020 election, we face uncertainties with respect to executive and legislative actions relating to drug pricing.  Proposals that may garner bipartisan legislative support or become legislation through reconciliation include adding a cap on out-of-pocket spending under Medicare Part D and imposing limits on increases in drug prices.  In addition, President Biden may take executive action to introduce new drug pricing models and other drug pricing initiatives.   The Biden Administration also may propose substantial changes to the U.S. healthcare system, including expanding government-funded health insurance options.  We are uncertain of the impact or outcome of potential Executive Orders, rescission of rules and policy statements, or new legislation, especially any relative impact on the healthcare regulatory and policy landscape, or the impact they may have on our business. We expect drug pricing will continue to be a focus of the Biden Administration in 2021 and beyond. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

There have been several recent U.S. Congressional inquiries and proposed and enacted legislation designed to bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, limit price increases, evaluate the relationship between pricing and manufacturer patient programs, and reform government health care program reimbursement methodologies for prescription drugs.  For example, the Bipartisan Budget Act of 2018 (the BBA) increased manufacturer point-of-sale discounts off negotiated prices of applicable brand drugs in the Medicare Part D coverage gap from 50% to 70% effective as of January 1, 2019, ultimately increasing the liability for brand drug manufacturers.   We expect that health care reform measures that may be adopted in the future, may result in more rigorous coverage criteria, increase manufactured financial liability, and additional downward pressure on the price that we may receive for any of our product candidates, if approved. Any reduction in reimbursement from Medicare or other government health care programs may result in a similar reduction in payments from private payors.

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

In the U.S., to help patients who have no or inadequate insurance coverage of UKONIQ, we have a patient support program that we administer in conjunction with a patient support program vendor and other third parties.  There has been heightened governmental scrutiny recently over the scope of patient support programs and the manner in which drug manufacturers and their vendors operate such programs.  We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws, regulations, or evolving government guidance on patient support programs. A government investigation, regardless of its outcome, could impact our business practices, harm our reputation, divert attention of management, increase our expenses and reduce availability of assistance to patients.  If we or our vendors are deemed to fail to comply with relevant laws, regulations or government guidance in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to generate clinical, preclinical and other data necessary to support the regulatory applications needed to conduct clinical trials and submit for marketing approval. We rely on third parties to help conduct our planned clinical trials. If these third parties do not perform their services as required, we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

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

Additionally, we use CROs to assist in the conduct of our current clinical trials and expect to use such services for future clinical trials and we rely upon medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and appropriate regulations. Our current and future CROs, investigators and other third parties play a significant role in the conduct of our trials and the subsequent collection and analysis of data from the clinical trials. There is no guarantee that any CROs, investigators and other third parties will devote adequate time and resources to our clinical trials or perform as contractually required. If any third parties upon whom we rely for administration and conduct of our clinical trials fail to meet expected deadlines, fail to adhere to its clinical protocols or otherwise perform in a substandard manner, our clinical trials may be extended, delayed or terminated, and we may not be able to commercialize our product candidates. In addition to the third parties identified above, we are also heavily reliant on the conduct of our patients enrolled to our studies by our third-party investigators. We rely on our clinical trial sites and investigators to properly identify and screen eligible candidates for our clinical trials, and for them to ensure participants adhere to our clinical protocol requirements. The majority of our clinical trial conduct occurs in the outpatient setting, where patients are expected to continue to adhere to our study protocol specified requirements. The ability of our enrolled patients to properly identify, document, and report adverse events; take protocol specified study drugs at the correct quantity, time, and setting, as applicable; avoid contraindicated medications; and comply with other protocol specified procedures such as returning to the trial site for scheduled laboratory and disease assessments, is wholly out of our control. Deviations from protocol procedures, such as those identified previously, could materially affect the quality of our clinical trial data, and therefore ultimately affect our ability to develop and commercialize our drug candidates. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. If any of our clinical trial sites is required by the FDA or IRB to close down due to data management or patient management or any other issues, we may lose patients.

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

 We contract with third parties for the manufacture of UKONIQ for commercial supply and of our product candidates for pre-clinical development and clinical trials, and we expect to continue to do so, including for commercial supply of ublituximab. This reliance on third parties increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

The facilities used by contract manufacturers to manufacture our drug candidates typically undergo inspections by the FDA or a comparable foreign regulatory to verify compliance with applicable cGMP regulations.  Such inspections may be conducted after we submit our marketing applications to or receive marketing approval from the FDA or a comparable foreign regulatory authority. Although the FDA and other regulators impose requirements regarding our selection, qualification, oversight, and monitoring of our contract manufacturers and hold us responsible for the ultimate compliance of our products, we do not directly control the manufacturing process of our third-party contract manufacturers and are subject to risks associated with their ability to comply with cGMPs in connection with the manufacture of our products and product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others and the compliance concerns cannot be resolved, remediated, or otherwise addressed to the FDA’s satisfaction in a timely manner during the review of our NDAs or BLAs, it may negatively impact our ability to obtain regulatory approval for our drug candidates or obtain approval within projected timelines. We cannot guarantee the ability of our third-party manufacturers to maintain compliance with cGMP regulations, including having adequate quality control, quality assurance and qualified personnel. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products or product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our products or product candidates.

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

The starting materials, intermediates, API/drug substance, and drug product used in many of our drug candidates are currently supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain starting materials, intermediates, API/drug substance, and drug product for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. It is expected that many of our manufacturing partners will be sole source suppliers from single site locations for the foreseeable future. Various raw materials, components, and testing services required for our products may also be single sourced.  We are not certain that our single-source suppliers will be able to supply sufficient quantities of their products or on the timelines necessary to meet our needs, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers, our relative importance as a customer to those suppliers, public health emergencies such as the COVID-19 pandemic or natural disasters that may cause those suppliers to stop work for a period of time or lead to a sudden increase in demand for selected materials resulting in short-term unavailability of such materials.  If any of our suppliers ceases its operations for any reason or is unable or unwilling to supply starting materials, intermediates, API/drug substance, and drug product in sufficient quantities or on the timelines necessary to meet our needs, it could significantly and adversely affect our business, the supply of our drug candidates and our financial condition.  In addition, if our current or future supply of any of our products or product candidates should fail to meet specifications during its stability program there could be a voluntary or mandatory product recall if the product is approved and, even in the absence of a recall, there could be significant interruption of our supply of drug, which would adversely affect the clinical development and commercialization of the product.

Although COVID-19 has not had a material adverse effect on our supply chain to date, no assurance can be given that it will not in the future if the situation persists or worsens. UKONIQ is manufactured in India, ublituximab is manufactured in South Korea, and TG-1701 is manufactured in China.  Each of these countries continues to be, or has been, subject to government-imposed quarantines and travel restrictions due to the COVID-19 pandemic, which, in some cases, have resulted in reduced operations at manufacturing and research locations and time-limited shutdowns.  India, for example, has recently experienced a surge of Covid-19 infections, and in early May 2021, reported surpassing 20 million cases.  Our contract manufacturers for UKONIQ and ublituximab are continuing operations at varying levels of capacity. We have worked closely with our contract manufacturer for UKONIQ to plan for anticipated commercial supply needs.  We also are working closely with our contract manufacturer for ublituximab to plan for our anticipated commercial supply needs if we are successful in our continued clinical and regulatory development.  We will continue to monitor the situation very closely with our suppliers in impacted regions.

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

In addition, the agreements under which we currently license UKONIQ and our product candidates from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations, or may conflict in such a way that puts us in breach of one or more agreements, which would make us susceptible to lengthy and expensive disputes with one or more of our licensing partners. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product or product candidate, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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

We may seek to establish additional collaborations, and if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

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

Risks Relating to Our Intellectual Property

Our success depends upon our ability to obtain and protect our intellectual property and proprietary technologies. If the scope of our patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired.

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

Expanding our business will increase our operating needs. As of May 3, 2021, we had 301 full -time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. Our management and medical, commercial, and scientific personnel, systems and facilities currently in place may not be adequate to support our anticipated future growth. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. To accommodate growth, additional physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our business.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ownership change (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2020, we had federal net operating loss carryforwards of approximately $956.3 million, and our ability to utilize those net operating loss carryforwards could be limited by an ownership change as described above, which could result in increased tax liability to us. In addition, pursuant to the Tax Act, we may not use net operating loss carry-forwards to reduce our taxable income in any year by more than 80%, and we may not carry back any net operating losses to prior years. On March 27, 2020, the “CARES Act” was signed by the U.S. President. Certain provisions of the CARES Act alter the rules regarding net-operating losses for such losses arising in 2018, 2019 and 2020. Such losses may be carried back for five years. We cannot assure you, however, of our ability to utilize these favorable offset rules within the applicable time period. These rules apply regardless of the occurrence of an ownership change.

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

Our internal information technology systems, or those of our third-party CROs, CMOs, or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug candidates’ development programs and our commercialization of any products for which we receive regulatory approval.

Despite the implementation of security measures, our internal information technology systems and those of our third-party CROs, CMOs, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks or cyber-intrusions over the Internet, natural disasters, terrorism, war and telecommunication and electrical failures.  Although we have been the targets of cyber-attacks and cyber-intrusions, the impact on our operations and financial condition has not been material.  We expect such cybersecurity threats to continue and become more sophisticated.  A significant cyber-attack or cyber-intrusion could cause our systems to fail, leakage of confidential information, or business interruption, which could result in a material disruption of our operations, financial loss, or reputational harm. For example, the loss of clinical trial data for our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.  We have invested in protections and monitoring practices of our data and information technology systems to reduce these risks and expect to continue do so as our information technology systems increase in magnitude and complexity.  However, there can be no assurance that our efforts and investments will prevent breakdowns or breaches in our systems that could adversely affect our business.

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

Should the COVID-19 pandemic persist or worsen and government restrictions continue, our business operations could be materially delayed or interrupted. For instance, our ongoing clinical trials may be delayed or compromised; our ability to conduct new clinical trials may be adversely impacted; our supply chain may be disrupted; health authority inspections of clinical sites or manufacturing facilities, or review of our regulatory submissions may be delayed, and our commercialization efforts may be impacted.  For example, during the course of the pandemic the FDA has at points delayed both domestic and foreign facility inspections.  The agency announced in July 2020 that domestic facility inspections would be conducted but prioritized through a risk-based approach, while foreign facility inspections remained delayed unless the FDA determines they can be conducted based on a “mission-critical” assessment.  More recently, in April 2021, the FDA announced that it may request to conduct “remote interactive evaluations,” which in a variety of circumstances are inclusive of Pre-Approval Inspections (PAIs), where it is determined to be appropriate based on risk management methods and related tools and any travel limitations.  We expect the impact of COVID-19 on the FDA’s operations will continue to evolve.  It is unknown how long these disruptions could continue, were they to occur. Any delay in our clinical trials, PAIs or in regulatory review of our BLA submissions resulting from such disruptions could materially affect the development and commercialization of our product candidates.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2021.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2021.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2021.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2021.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: May 10, 2021	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer