Form 10-Q
period 2021-06-30
TG THERAPEUTICS, INC.
filed 2021-08-06
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☐ No ☒

There were 142,831,983 shares of the registrant’s common stock, $0.001 par value, outstanding as of July 30, 2021.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2021

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements about:

●	our ability to establish and maintain a commercial infrastructure, and to successfully launch, market and sell UKONIQ® (umbralisib) in the U.S. and any products for which we obtain regulatory approval in the future;
●	success of the ongoing commercialization of UKONIQ and potential commercialization of any future products, including the anticipated rate and degree of market acceptance and pricing and reimbursement;
●	the timing of and our ability to complete regulatory submissions for our product candidates and additional indications for UKONIQ, and acceptance and review of those submissions by regulatory authorities, including in the U.S. and in additional geographies;
●	our ability to obtain and maintain regulatory approvals for our product candidates, including ublituximab in combination with UKONIQ in chronic lymphocytic leukemia (CLL) and ublituximab in relapsing forms of multiple sclerosis (RMS);
●	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, including, without limitation, UNITY-CLL Phase 3 clinical trial, ULTIMATE I and II Phase 3 clinical trials, UNITY-NHL Phase 2b clinical trial, and ULTRA-V Phase 3 clinical trial;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to establish and maintain contractual relationships, on commercially reasonable terms, with third parties for manufacturing, distribution and supply, and a range of other support functions for our clinical development and commercialization efforts;
●	the implementation of our business model, strategic plans for our business, drug candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and product candidates;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	our ability to maintain and establish collaborations and enter into strategic arrangements, if desired;
●	our ability to meet any of our financial projections or guidance, including without limitation short and long-term revenue projections or guidance and changes to the assumptions underlying those projections or guidance;
●	our financial performance and cash burn management; and
●	developments relating to our competitors and our industry.

SUMMARY RISK FACTORS

Our business is subject to a number of risks of which you should be aware before making an investment decision. The risks described below are a summary of the principal risks associated with an investment in us and are not the only risks we face. You should carefully consider these risks, the risk factors in Item IA, and the other reports and documents that we have filed with the Securities and Exchange Commission (SEC).

Risks Related to Commercialization

●	We have limited experience as a commercial company, and the marketing and sale of UKONIQ or any future approved products may be less successful than anticipated or unsuccessful.
●	The COVID-19 pandemic and related response measures to control it have impacted our sales and marketing efforts for UKONIQ and could have an adverse impact on our commercial launch of ublituximab, if approved.
●	If UKONIQ or any future approved product does not achieve broad market acceptance among physicians, patients, payors, and the medical community, the revenues that we generate from product sales will be limited.
●	If the market opportunities for UKONIQ and future approved products are smaller than we estimate or if any approval that we obtain is based on a narrower patient population, our revenue will be adversely affected.
●	We face substantial competition for treatments for our target indications, which may result in others commercializing drugs before or more successfully than we do resulting in the reduction or elimination of our commercial opportunity.
●	If we are unable to establish additional commercial capabilities and infrastructure, we may be unable to generate sufficient revenue to sustain our business.
●	Product liability lawsuits could cause us to incur substantial liabilities and limit commercialization of any of our products.

Risks Related to our Financial Position and Need for Additional Capital

●	We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.
●	We will need to raise substantial additional funding. If we are unable to raise capital when needed, we will be forced to delay, reduce, or eliminate some of our drug development programs or commercialization efforts.
●	Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

Risks Related to Drug Development and Regulatory Approval

●	If we are unable to obtain regulatory approval for our product candidates and ultimately cannot commercialize one or more of them, or experience significant delays in doing so, our business will be materially harmed. No assurance can be given that the U2 combination will be approved for any indication, including without limitation, treatment naïve and/or relapsed/refractory CLL or that ublituximab will be approved for the treatment of relapsing forms of multiple sclerosis. In addition, our business will also be materially harmed if we are unable to maintain approval of any products for which we receive approval, including UKONIQ, which received accelerated approval from the U.S. Food and Drug Administration (FDA) for patients with marginal zone lymphoma and follicular lymphoma. Continued approval for these indications is contingent upon verification and description of clinical benefit in a confirmatory trial.
●	Our products and product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or significantly limit their commercial profile following marketing approval, if any.
●	Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be impacted, as more patient data or additional endpoints are analyzed.
●	Any product candidates we may advance through clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays, or prevent the receipt of the required approvals. Although we have received orphan drug designation for UKONIQ and for some of our drug candidates for specified indications and may seek additional orphan drug designations, we may be unsuccessful in obtaining or maintaining the benefits associated with orphan drug status.

Risks Related to Governmental Regulation of the Pharmaceutical Industry

●	We are subject to extensive regulation, including new legislation, regulatory proposals and third-party payor initiatives, that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.
●	If we fail to comply with various healthcare laws and regulations, we may incur losses or be subject to liability.
●	If we fail to comply with regulatory requirements, any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties.

Risks Related to our Dependence on Third Parties

●	If the third parties on which we rely to conduct our clinical trials and generate clinical, preclinical and other data necessary to support our regulatory applications do not perform their services as required, we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.
●	Our reliance on third parties for commercial and clinical supply of our products and product candidates increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
●	Because we have in-licensed our products and product candidates from third parties, any dispute with or non-performance by our licensors will adversely affect our ability to develop and commercialize the applicable product.

Risks Related to Intellectual Property

●	Our success depends upon our ability to obtain and protect our intellectual property and if the scope of our patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.
●	Our patent protection could be reduced or eliminated for non-compliance with various procedural and other requirements imposed by governmental patent agencies.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
●	If we or our partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

Risks Related to COVID-19

●	Public health issues, and specifically the pandemic caused by COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.

General Risks Related to Our Business Organization and Governance, Strategy, Employees and Growth Management

●	We will need to develop and expand our business, and we may encounter difficulties in managing this development and expansion.
●	Our ability to continue our clinical development and commercialization activities will depend on our ability to attract and maintain key management and other personnel.
●	Certain of our executive officers, directors and other stockholders own more than 10% of our outstanding common stock and may be able to influence our management and the outcome of matters submitted to shareholders for approval.
●	Certain anti-takeover provisions in our charter documents and Delaware law could make a third-party acquisition more difficult, which could limit the price investors might be willing to pay for our common stock.
●	Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit.

The foregoing is only a summary of some of our risks. These and other risks are discussed more fully in the section entitled “Risk Factors” in Part II, Item IA and elsewhere in this Quarterly Report on Form 10-Q (our Risk Factors).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$401,707	$553,439
Short-term investment securities	41,752	51,987
Accounts receivable, net	931	—
Prepaid research and development	7,728	5,231
Other current assets	2,950	1,083
Total current assets	455,068	611,740
Restricted cash	1,261	1,259
Long-term investment securities	12,757	—
Right of use assets	8,973	9,312
Leasehold interest, net	1,945	2,051
Equipment, net	597	481
Goodwill	799	799
Total assets	$481,400	$625,642

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$40,228	$37,014
Other current liabilities	14,151	18,236
Loan payable – current portion	23,158	22,179
Lease liability – current portion	1,500	1,669
Accrued compensation	8,514	8,456
Total current liabilities	87,551	87,554
Deferred revenue, net of current portion	533	610
Loan payable – non-current	—	7,716
Lease liability – non-current	10,186	10,412
Total liabilities	98,270	106,292
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share (175,000,000 shares authorized, 142,873,795 and 140,617,606 shares issued, 142,832,486 and 140,576,297 shares outstanding at June 30, 2021 and December 31, 2020, respectively)	143	141
Additional paid-in capital	1,532,943	1,500,040
Treasury stock, at cost, 41,309 shares at June 30, 2021 and December 31, 2020	(234)	(234)
Accumulated deficit	(1,149,722)	(980,597)
Total stockholders’ equity	383,130	519,350
Total liabilities and stockholders’ equity	$481,400	$625,642

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Product revenue, net	$1,507	$—	$2,262	$—
License revenue	38	38	76	76
Total revenue	$1,545	$38	$2,338	$76

Costs and expenses:
Cost of product revenue	148	—	288	—
Research and development:
Noncash compensation	7,016	1,553	14,527	3,532
Other research and development	37,855	34,896	93,438	68,939
Total research and development	44,871	36,449	107,965	72,471

Selling, general and administrative:
Noncash compensation	9,288	5,817	18,395	14,906
Other selling, general and administrative	24,729	8,617	42,384	13,789
Total selling, general and administrative	34,017	14,434	60,779	28,695

Total costs and expenses	79,036	50,883	169,032	101,166

Operating loss	(77,492)	(50,845)	(166,694)	(101,090)

Other expense (income):
Interest expense	1,623	2,228	3,521	3,429
Other income	(618)	(189)	(1,090)	(519)
Total other expense (income), net	1,005	2,039	2,431	2,910

Net loss	$(78,497)	$(52,884)	$(169,125)	$(104,000)

Basic and diluted net loss per common share	$(0.59)	$(0.47)	$(1.28)	$(0.95)

Weighted-average shares used in computing basic and diluted net loss per common share	132,072,996	112,353,414	131,986,293	108,926,690

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(in thousands, except share and per share amounts)

(Unaudited)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2020	109,425,243	$109	$739,956	41,309	$(234)	$(701,216)	$38,615
Issuance of common stock in connection with exercise of options	19,750	*	80	—	—	—	80
Issuance of restricted stock	774,300	1	(1)	—	—	—	—
Forfeiture of restricted stock	(10,000)	*	*	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	11,068	—	—	—	11,068
Net loss	—	—	—	—	—	(51,116)	(51,116)
Balance at March 31, 2020	110,209,293	110	751,103	41,309	(234)	(752,332)	(1,353)
Issuance of common stock in connection with exercise of options	3,750	—	16	—	—	—	16
Issuance of restricted stock	2,208,529	2	(2)	—	—	—	—
Forfeiture of restricted stock	(41,666)	*	—	—	—	—	—
Issuance of common stock in public offering	9,775,000	10	165,032	—	—	—	165,042
Issuance of common stock in At-the-Market offerings (net of offering costs of $0.5 million)	4,535,608	5	76,031	—	—	—	76,036
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	7,370	—	—	—	7,370
Net loss	—	—	—	—	—	(52,884)	(52,884)
Balance at June 30, 2020	126,690,514	127	999,550	41,309	(234)	(805,216)	194,227

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2021	140,617,606	$141	$1,500,040	41,309	$(234)	$(980,597)	$519,350
Issuance of common stock in connection with exercise of options	31,245	*	128	—	—	—	128
Issuance of restricted stock	893,488	1	(1)	—	—	—	—
Forfeiture of restricted stock	(21,643)	*	*	—	—	—	—
Offering costs paid	—	—	(183)	—	—	—	(183)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	16,618	—	—	—	16,618
Net loss	—	—	—	—	—	(90,628)	(90,628)
Balance at March 31, 2021	141,520,696	142	1,516,602	41,309	(234)	(1,071,225)	445,285
Issuance of common stock in connection with exercise of options	9,364	*	38	—	—	—	38
Issuance of restricted stock	1,356,151	1	(1)	—	—	—	—
Forfeiture of restricted stock	(12,416)	*	*	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	16,304	—	—	—	16,304
Net loss	—	—	—	—	—	(78,497)	(78,497)
Balance at June 30, 2021	142,873,795	143	1,532,943	41,309	(234)	(1,149,722)	383,130

*Amount less than one thousand dollars

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(169,125)	$(104,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	32,922	18,438
Depreciation and amortization	126	64
Amortization of premium on investment securities	282	(69)
Amortization of debt issuance costs	463	463
Amortization of leasehold interest	106	110
Noncash change in lease liability and right of use asset	949	2,455
Change in fair value of notes payable	(221)	152
Changes in assets and liabilities:
(Increase) decrease in other current assets	(4,421)	3,252
Increase in accounts receivable	(931)	—
Increase (decrease) in accounts payable and accrued expenses	3,271	(728)
Decrease in lease liabilities	(1,006)	(2,436)
Decrease in other liabilities	(3,863)	(23,574)
Decrease in deferred revenue	(76)	(76)
Net cash used in operating activities	(141,524)	(105,949)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term securities	28,750	20,250
Investment in held-to-maturity securities	(31,497)	(7,482)
Purchases of equipment	(242)	(113)
Net cash (used in) provided by investing activities	(2,989)	12,655

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan payable	(7,200)	—
Proceeds from sale of common stock, net	—	241,077
Proceeds from exercise of options	166	96
Offering costs paid	(183)	—
Net cash (used in) provided by financing activities	(7,217)	241,173

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(151,730)	147,879

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	554,698	113,888

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$402,968	$261,767

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$401,707	$260,512
Restricted cash	1,261	1,255
Total cash, cash equivalents and restricted cash	$402,968	$261,767

Cash paid for:
Interest	$2,094	$1,555

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Unless the context requires otherwise, references in this report to “TG,” “the Company,” “we,” “us” and “our” refer to TG Therapeutics, Inc. and our subsidiaries on a consolidated basis.

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

TG Therapeutics is a fully integrated, commercial stage biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. In addition to an active research pipeline including five investigational medicines across these therapeutic areas, UKONIQ received accelerated approval from the FDA for the treatment of adult patients with relapsed or refractory marginal zone lymphoma (MZL) who have received at least one prior anti-CD20-based regimen and relapsed or refractory follicular lymphoma (FL) who have received at least three prior lines of systemic therapies. Currently, we have three programs in Phase 3 development for the treatment of patients with relapsing forms of multiple sclerosis (RMS) and patients with chronic lymphocytic leukemia (CLL) and several investigational medicines in Phase 1 clinical development. We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020. The accompanying condensed December 31, 2020 balance sheet has been derived from these statements. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

In December 2018, the Company created an Australian corporation, TG Therapeutics AUS Pty Ltd. (TG AUS), as a wholly-owned subsidiary. This corporation’s functional currency, the Australian dollar, is also its reporting currency, and its financial statements are translated to U.S. dollars, the Company’s reporting currency, prior to consolidation. The activities of TG AUS result in immaterial currency translation adjustments and, thus, are included in Other Income/Expense on the Company’s condensed consolidated statement of operations. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and all intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Capital Resources

We have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2021, we have an accumulated deficit of $1.1 billion.

Our major sources of cash have been proceeds from private placements and public offerings of equity securities. In February of 2021, umbralisib, now referred to as UKONIQ, was granted accelerated approval in the United States for the treatment of adult patients with relapsed or refractory MZL who have received at least one prior anti-CD20 based regimen and adult patients with relapsed or refractory FL who have received at least three prior lines of systemic therapy. Commercial sales of UKONIQ commenced in the first quarter of 2021. We have generated limited revenues to date from product sales. Even with the commercialization of UKONIQ and the potential future commercialization of our other drug candidates, we may not meet revenue guidance or become profitable. Our ability to achieve profitability depends on many factors, including our ability to generate revenue, our ability to obtain regulatory approvals for our drug candidates, our ability to successfully complete any post-approval regulatory obligations and our ability to successfully commercialize our drug candidates. We may continue to incur substantial operating losses even as we begin to generate revenues from our drug candidates.

As of June 30, 2021, we had $456.2 million in cash and cash equivalents, and investment securities. We anticipate that our cash and cash equivalents, and investment securities as of June 30, 2021 will provide sufficient liquidity for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, our UKONIQ commercialization efforts, preparations for the potential commercialization of our other drug candidates, and the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our ongoing and future operations, including the commercialization of any of our drug candidates.

Our common stock is quoted on the Nasdaq Capital Market and trades under the symbol “TGTX.”

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our 2020 Annual Report on Form 10-K, except as it relates to revenue recognition, accounts receivable, inventory, cost of product revenue, and the adoption of new accounting standards during the six months ended June 30, 2021, as discussed below.

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

As of June 30, 2021, the Company has not received any returns.

Co-Payment Assistance Programs: Co-payment assistance is provided to qualified patients, whereby the Company may provide financial assistance to patients with prescription drug co-payments required by the patient's insurance provider. Reserves for co-payment assistance are recorded in the same period the related revenue is recognized.

Accounts Receivable

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns and chargebacks. Our contracts with customers have standard payment terms. We analyze accounts that are past due for collectability, and regularly evaluate the creditworthiness of our customers so that we can properly assess and respond to changes in their credit profiles. As of June 30, 2021, we determined an allowance for expected credit losses related to outstanding accounts receivable was currently not required based upon our review of contractual payment terms and individual customer circumstances.

Cost of Product Revenue

Cost of product revenue consists primarily of materials, third-party manufacturing costs, as well as freight and royalties owed to our licensing partner for UKONIQ sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, the manufacturing costs of UKONIQ units recognized as revenue during the three and six months ended June 30, 2021 were expensed prior to receipt of FDA approval on February 5, 2021, and therefore are not included in costs of product revenue during the current period.

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

Net Loss Per Common Share

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and should the Company realize net income during the period presented. The cumulative amounts of potentially dilutive securities excluded from the calculation were 13,255,355 securities and 10,535,748 securities for the six months ended June 30, 2021 and 2020, respectively.

The following outstanding shares of potentially dilutive securities were excluded from the computation of net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Six Months Ended
	June 30,
	2021	2020
Unvested restricted stock	10,610,193	7,732,615
Options	2,479,622	2,638,480
Warrants	147,058	147,058
Shares issuable upon note conversion	18,482	17,595
Total	13,255,355	10,535,748

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU No 2019-12, Income Taxes

(Topic 740): Simplifying Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocations, calculating income taxes in interim periods, and adds certain guidance to remove complexity in certain areas. ASU 2019-12 is effective for all entities for annual and interim periods beginning after December 15, 2020. Early adoption of either the entire standard or only those provisions that eliminate or modify requirements is permitted. Adoption of ASU 2019-12 did not have any impact to our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). The standard has tiered effective dates, starting in 2020 for calendar-year public business entities PBEs that meet the definition of an SEC filer, excluding smaller reporting companies. Early adoption is permitted for annual and interim goodwill impairment testing dates after 1 January 2017. Adoption of ASU 2017-04 did not have any impact to our condensed consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards with future effective dates are either not applicable or not significant to our consolidated financial statements.

NOTE 2 REVENUE RECOGNITION

Gross-to-Net Sales Adjustments

To date, our only source of product revenue has been from the U.S. sales of UKONIQ, which we began shipping to our customers in February 2021. We record our best estimate of sales discounts and allowances to which customers are likely to be entitled. The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows for the three and six months ended June 30, 2021:

(in thousands)
	Three months ended	Six months ended
	June 30, 2021	June 30, 2021
Gross product revenue	$1,733	$2,639
Gross-to-net adjustments:
Chargebacks and administrative fees	(120)	(195)
Trade discounts and allowances	(59)	(94)
Government rebates and co-payment assistance	(39)	(76)
Sales returns and allowances	(8)	(12)
Total gross-to-net adjustments(1)	$(226)	$(377)
Net product revenue	$1,507	$2,262

(1) As of June 30, 2021 approximately $0.2 million of estimated gross-net-accruals have been recorded as a reduction of accounts receivable, net and within accounts payable and accrued expenses on the condensed consolidated balance sheets.

NOTE 3 INVESTMENT SECURITIES

Our investments as of June 30, 2021 and December 31, 2020 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following table summarize our investment securities at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between July 2021 and April 2022) (held-to-maturity)	$41,752	$4	$1	$41,755

Long-term investments:
Obligations of domestic governmental agencies (maturing between February 2023 and June 2023) (held-to-maturity)	12,757	—	11	12,746
Total short-term and long-term investment securities	$54,509	$4	$12	$54,501

	December 31, 2020
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated fair
	adjusted	holding gains	holding losses	value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2021 and December 2021) (held-to-maturity)	$51,987	$1	$4	$51,984
Total short-term investment securities	$51,987	$1	$4	$51,984

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

As of June 30, 2021 and December 31, 2020, the fair values of cash and cash equivalents, restricted cash, and notes and interest payable, approximate their carrying values.

The following tables provide the fair value measurements of applicable financial liabilities as of June 30, 2021 and December 31, 2020:

	Financial liabilities at fair value as of June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$717	$717
Total	$—	$—	$717	$717

	Financial liabilities at fair value as of December 31, 2020
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$938	$938
Total	$—	$—	$938	$938

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts payable and debt. Cash, cash equivalents, accounts payable and debt are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature.

The following table summarizes the changes in Level 3 instruments during the six months ended June 30, 2021:

(in thousands)
Balance at December 31, 2020	938
Interest accrued on face value of 5% Notes	505
Change in fair value of Level 3 liabilities	(726)
Balance at June 30, 2021	$717

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

Common Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 175,000,000 shares of $0.001 par value common stock.

On September 5, 2019, we filed an automatic “shelf registration” statement on Form S-3 (the 2019 WKSI Shelf) as a “well-known seasoned issuer” as defined in Rule 405 under the Securities Act, which registered an unlimited and indeterminate amount of debt or equity securities for future issuance and sale. The 2019 WKSI Shelf was declared effective in September 2019. In connection with the 2019 WKSI Shelf, we entered into an At-the-Market Issuance Sales Agreement (the 2020 ATM) with Jefferies LLC, Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (each a 2020 Agent and collectively, the 2020 Agents), relating to the sale of shares of our common stock. Under the 2020 ATM, we paid the 2020 Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. In November 2020, we entered into an At-the-Market Issuance Sales Agreement (the 2021 ATM) with the same terms and agents (each a 2021 Agent and collectively, the 2021 Agents) as the 2020 ATM. The 2021 ATM has replaced the 2020 ATM as the only active ATM program.

We had no activity on the 2021 ATM during the six months ended June 30, 2021.

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

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the 2012 Incentive Plan) was approved by stockholders in June 2020. As of June 30, 2021, 12,110,206 shares of restricted stock and 2,479,622 options were outstanding and up to an additional 1,845,268 shares may be issued under the 2012 Incentive Plan.

Stock-based compensation expense included in the condensed consolidated statements of operations was $16.3 million and $7.4 million for the three months ended June 30, 2021 and 2020, respectively, and $32.9 million and $18.4 million for the six months ended June 30, 2021 and 2020, respectively.

The following table summarizes the activity for stock options and restricted stock for the six months ended June 30, 2021:

(in thousands)	Stock Options	Restricted Stock
Equity awards outstanding, beginning of year	2,526	10,785
Changes during the year:
Granted	—	2,250
Exercised/ vested	(41)	(891)
Expired or Forfeited	(5)	(34)
Equity awards outstanding, end of period	2,480	12,110

As of June 30, 2021, total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized were as follows:

(in thousands)	Stock Options	Restricted Stock
Unrecognized compensation cost	$837	$76,972
Expected weighted-average period in years of compensation cost to be recognized	1.0	1.0

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

NOTE 6 LOAN PAYABLE

On February 28, 2019 (the Closing Date), we entered into a term loan facility of up to $60.0 million (Term Loan) with Hercules Capital, Inc. (Hercules), the proceeds of which were used for research and development programs and for general corporate purposes. The Term Loan is governed by a loan and security agreement, dated February 28, 2019 (the Loan Agreement), which provides for up to four separate advances. The first advance of $30.0 million was drawn on the Closing Date. An additional $30.0 million was available with different milestones and time points that have lapsed.

The Term Loan will mature on March 1, 2022 (the Loan Maturity Date). Each advance accrues interest at a per annum rate of interest equal to the greater of either (i) the “prime rate” as reported in The Wall Street Journal plus 4.75%, and (ii) 10.25%. As a result of the Company having raised in excess of $150 million before the required timeline in the Loan Agreement, the interest-only period was extended to April 1, 2021. At our option, we may prepay all or any portion greater than or equal to $5.0 million of the outstanding advances by paying the entire principal balance (or portion thereof) and all accrued and unpaid interest, subject to a prepayment charges of: 3.0% if such advance is prepaid in any of the first twelve months following the Closing Date; 1.5% if such advance is prepaid after the first twelve months following the Closing Date but on or prior to twenty-four months following the Closing Date; and 0% thereafter. In addition, a final payment equal to 3.5% of the aggregate principal amount of the loan extended by Hercules is due on the maturity date. As of June 30, 2021, we have paid approximately $7.2 million of the principal loan balance due to Hercules. The Term Loan repayment schedule continues with monthly principal payments ranging from approximately $2.4 to $2.7 million per month through March 1, 2022.

The Term Loan is secured by a lien on substantially all of our assets, other than intellectual property, and contains customary covenants and representations. As of June 30, 2021 and through the filing date of this report, the Company has been in compliance with all covenants.

The Loan Agreement contains several events of default, which we are in compliance with all terms. If an event of default occurs, Hercules is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. Amounts outstanding during an event of default shall be payable on demand and accrue interest at an additional rate of 4.0% per annum of the past due amount outstanding.

The Loan Agreement also contains warrant coverage of 2% of the total amount funded. A warrant (the Hercules Warrant) was issued to Hercules to purchase 147,058 shares of common stock with an exercise price of $4.08. We accounted for the Hercules Warrant as an equity instrument since it was indexed to our common shares and met the criteria for classification in shareholders’ (deficit) equity. The relative fair value of the Hercules Warrant on the date of issuance was approximately $1.0 million and was treated as debt issuance costs and as an offset to the Term Loan. This amount will be amortized to interest expense using the straight-line method, which approximates the effective interest method, over the life of the Term Loan.

The Company estimated the fair value of the Warrant using the Black-Scholes model based on the following key assumptions:

Exercise price	$4.08
Common share price on date of issuance	$6.80
Volatility	195.9%
Risk-free interest rate	2.63%
Expected dividend yield	--%
Contractual term (in years)	7.00 years

The Company incurred financing expenses of $2.8 million (including the fair value of the Hercules Warrant) related to the Hercules Loan Agreement which are recorded as debt issuance costs and as an offset to loan payable on the Company’s unaudited condensed consolidated balance sheet. The debt issuance costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. Amortization of debt issuance costs was $0.2 million for each of the three months ended June 30, 2021 and 2020, respectively, and $0.5 million for each of the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, the remaining unamortized balance of debt issuance costs was $0.6 million.

The loan payable as of June 30, 2021 and December 31, 2020 is as follows:

	June 30,	December 31,
(in thousands)	2021	2020
Loan payable	$30,000	$30,000
End of term fee	975	975
	30,975	30,975
Less: unamortized debt issuance costs	(617)	(1,080)
	30,358	29,895
Less: principal payments	(7,200)	—
Total loan payable	23,158	29,895
Less: current portion	(23,158)	(22,179)
Loan payable non-current	$—	$7,716

NOTE 7 LEASES

In October 2014, we entered into an agreement (the Office Agreement) with Fortress Biotech, Inc. (FBIO) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.4 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. At January 1, 2019, we recognized a lease liability and corresponding Right-of-Use (ROU) asset of $9.5 million and $8.1 million, respectively, based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. The present values of our lease liability and corresponding ROU asset are $11.7 million and $9.0 million, respectively, as of June 30, 2021. Our leases have remaining lease terms of 2 years to 10 years. One lease has a renewal option to extend the lease for an additional term of two years.

The initial commitment period of the 45% rate was for a period of three (3) years. We and FBIO currently determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of June 30, 2021, the allocation rate is 65% and will be evaluated again in August 2021 for the following rent year. Also in connection with this lease, we have pledged $1.2 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying condensed consolidated balance sheets.

In October 2019, we finalized a five-year lease for office space in New Jersey (the NJ Lease). We approximate an average annual rental obligation of $0.3 million under the NJ Lease. We took possession of this space in October 2019, with rental payments beginning in November 2019. We incurred rent expense of $0.1 million for the six months ended June 30, 2021.

The following components of lease expense are included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$531	$570	$1,063	$1,077
Net lease cost	$531	$570	$1,063	$1,077

As of June 30, 2021, the weighted-average remaining operating lease term was 7.5 years and the weighted-average discount rate for operating leases was 10.25%. Cash paid for amounts included in the measurement of operating lease liabilities during the six months ended June 30, 2021 was $1.0 million.

The balance sheet classification of lease liabilities was as follows:

	June 30,	December 31,
(in thousands)	2021	2020
Liabilities
Lease liability current portion	$1,500	$1,669
Lease liability non-current	10,186	10,412
Total lease liability	$11,686	$12,081

As of June 30, 2021, the maturities of lease liabilities were as follows:

Operating
(in thousands)	leases
Remainder of 2021	$1,005
2022	2,035
2023	2,040
2024	1,924
2025	1,653
After 2026	9,884
Total lease payments	18,541
Less: interest	(6,855)
Present value of lease liabilities(*)	$11,686
(*)

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date and considering the term of the lease to determine the present value of lease payments. We used the incremental borrowing rate of 10.25% on February 28, 2019, for operating leases that commenced prior to that date.

NOTE 8 LICENSE AGREEMENTS

TG-1101 (Ublituximab)

In November 2012, we entered into an exclusive (within the territory) sublicense agreement with Ildong Pharmaceutical Co. Ltd. (Ildong) relating to the development and commercialization of ublituximab in South Korea and Southeast Asia. Under the terms of the sublicense agreement, Ildong has been granted a royalty bearing, exclusive right, including the right to grant sublicenses, to develop and commercialize ublituximab in South Korea, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Philippines, Vietnam, and Myanmar. An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended June 30, 2021 and 2020, and approximately $76,000 for each of the six months ended June 30, 2021 and 2020, and at June 30, 2021 and December 31, 2020, have deferred revenue of approximately $0.7 million and $0.8 million, respectively, associated with this $2 million payment (approximately $0.2 million of which has been classified in current liabilities at June 30, 2021 and December 31, 2020).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of ublituximab in the sublicense territory.

In January 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics, and LFB/GTC LLC, all wholly owned subsidiaries of LFB Group, relating to the development and commercialization of ublituximab. Under the license agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. As of June 30, 2021 we have incurred approximately $7.0 million and accrued approximately $3.0 million related to milestones. LFB Group is eligible to receive payments of up to an aggregate of approximately $31.0 million upon our successful achievement of certain clinical development, regulatory, and sales milestones, in addition to royalty payments on net sales of ublituximab at a royalty rate that escalates from mid-single digits to high-single digits. The license will terminate on a country by country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party.

TGR-1202 (Umbralisib)

In September 2014, we exercised our option to license the global rights to umbralisib, thereby entering into an exclusive licensing agreement (the Umbralisib License) with Rhizen Pharmaceuticals, SA (Rhizen) for the development and commercialization of umbralisib. Prior to this, we had been jointly developing umbralisib in a 50:50 joint venture with Rhizen.

During the six months ended June 30, 2021, we paid Rhizen $12.0 million as part of a primary indication approval milestone for launch of product in the US in accordance with the terms of the Umbralisib License. Rhizen will be eligible to receive additional approval and sales-based milestone payments in the aggregate of approximately $175 million payable upon approval in multiple jurisdictions for up to two oncology indications and one non-oncology indication and attaining certain sales milestones. In addition, if umbralisib is co-formulated with another drug to create a new product (a New Product), Rhizen will be eligible to receive similar regulatory approval and sales-based milestone payments for such New Product. Additionally, Rhizen receives tiered royalties that escalate from high single digits to low double digits on any net sales of umbralisib and any New Product. During the three and six months ended June 30, 2021, the Company recorded $0.1 million and $0.2 million, respectively, related to the worldwide royalty due under the Umbralisib License in cost of product revenue based on U.S. sales of UKONIQ and as of June 30, 2021, $0.1 million in royalties were payable under the Umbralisib License. Rhizen will also be eligible to participate in sublicensing revenue, if any, based on a percentage that decreases as a function of the number of patients treated in clinical trials following the exercise of the license option. Rhizen will retain global manufacturing rights to umbralisib, provided that they are price competitive with alternative manufacturers. The license will terminate on a country by country basis upon the expiration of the last licensed patent right or any other exclusivity right in such country, unless the agreement is earlier terminated (i) by us for any reason, or (ii) by either party due to a breach of the agreement.

TG-1501: PDL1 (Cosibelimab)

In March 2015, we entered into a Global Collaboration Agreement (Collaboration Agreement) with Checkpoint Therapeutics, Inc. (Checkpoint) for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. The Collaboration Agreement was amended in June 2019 and in March of 2020 we achieved the first milestone event for which we incurred expenses of zero for each of the three months ended June 30, 2021 and 2020, respectively, and zero and approximately $0.9 million for the six months ended June 30, 2021 and 2020, respectively.

TG-1701: BTK

In January 2018, we entered into a global exclusive license agreement with Jiangsu Hengrui Medicine Co. (Hengrui), to acquire worldwide intellectual property rights, excluding Asia but including Japan, and for the research, development, manufacturing, and commercialization of products containing or comprising of any of Hengrui’s Brutons Tyrosine Kinase inhibitors containing the compounds of either TG-1701 (SHR1459 or EBI1459) or TG-1702 (SHR1266 or EBI1266). Pursuant to the agreement, in April 2018, we paid Hengrui an upfront fee of $1.0 million in our common stock recorded to noncash stock expense associated with in-licensing agreements in our condensed consolidated statement of operations. In July 2019, we paid Hengrui the first milestone of $0.1 million in our common stock recorded to noncash stock expense associated with in-licensing agreements in our consolidated statement of operations. In July 2020, we paid Hengrui $2.0 million as part of a milestone in accordance with the license agreement. Hengrui is eligible to receive milestone payments totaling approximately $350 million upon and subject to the achievement of certain milestones. Various provisions allow for payments in conjunction with the agreement to be made in cash or our common stock, while others limit the form of payment. Royalty payments in the low double digits are due on net sales of licensed products and revenue from sublicenses. We incurred expenses of approximately $4.1 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively, and $4.9 million and $1.8 million for the six months ended June 30, 2021 and 2020, respectively, the majority of which relates to manufacturing expenses of BTK. The relevant expenses are recorded in other research and development in the accompanying unaudited condensed consolidated statement of operations.

TG-1801: anti-CD47/anti-CD19

In June 2018, we entered into a Joint Venture and License Option Agreement with Novimmune SA (Novimmune) to collaborate on the development and commercialization of Novimmune’s novel first-in-class anti-CD47/anti-CD19 bispecific antibody known as TG-1801 (previously NI-1701). The companies will jointly develop the product on a worldwide basis, focusing on indications in the area of hematologic B-cell malignancies. We serve as the primary responsible party for the development, manufacturing, and commercialization of the product. Pursuant to the agreement, in June 2018 we paid Novimmune an upfront payment of $3.0 million in our common stock recorded to noncash stock expense associated with in-licensing agreements in our consolidated statement of operations. As of June 30, 2021, we have incurred approximately $2.0 million in milestone expense related to patient enrollment. Further milestone payments will be paid based on early clinical development, and the Company will be responsible for the costs of clinical development of the product through the end of the Phase 2 clinical trials, after which the Company and Novimmune will be jointly responsible for all development and commercialization costs. The Company and Novimmune will each maintain an exclusive option, exercisable at specific times during development, for the Company to license the rights to TG-1801, in which case Novimmune is eligible to receive additional milestone payments totaling approximately $185 million as well as tiered royalties on net sales in the high single to low double digits upon and subject to the achievement of certain milestones.

NOTE 9 RELATED PARTY TRANSACTIONS

In July 2015, we entered into a Shared Services Agreement (the Shared Services Agreement) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.2 million for each of the three months ended June 30, 2021 and 2020, and expenses of approximately $0.4 million for each of the six months ended June 30, 2021 and 2020, primarily related to shared personnel.

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

OVERVIEW

TG Therapeutics is a fully integrated, commercial stage biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. In addition to an active research pipeline including five investigational medicines across these therapeutic areas, UKONIQ received accelerated approval from the FDA for the treatment of adult patients with relapsed or refractory MZL who have received at least one prior anti-CD20-based regimen and relapsed or refractory FL who have received at least three prior lines of systemic therapies. Currently, we have three programs in Phase 3 development for the treatment of patients with RMS and patients with CLL and several investigational medicines in Phase 1 clinical development. We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

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

Following the FDA approval, we launched UKONIQ, making it available to patients through a distribution network that includes a specialty pharmacy and specialty distributors. In the U.S., the annual incidence of newly diagnosed MZL is approximately 8,200 and FL is approximately 13,200. Our commercialization efforts have focused on approximately 3,000 physicians at academic centers and large community practices who treat approximately 80% of MZL and FL patients. We developed a commercialization plan that accounted for the COVID-19 pandemic, with a focus on enabling virtual interactions to provide healthcare provider education. Our interactions with healthcare providers during the early part of the second quarter were primarily virtual due to the pandemic, although by the end of the quarter our commercial and medical field teams saw an increased number of live engagements. Payor coverage of UKONIQ and inclusion in the NCCN guidelines have been consistent with the FDA-approved indications. We are committed to helping patients access their prescription for UKONIQ through the TG Patient Support Program, which we launched following the approval of UKONIQ.

Our Products Under Development

We have leveraged our B-cell platform to develop a robust drug pipeline of targeted orally available, potent and selective small molecule kinase inhibitors and intravenously delivered immunotherapies that leverage the patients’ own immune system to fight cancer. The following table summarizes our most advanced drug candidates:

Clinical Drug Candidate: (molecular target)	Initial Target Disease	Stage of Development (trial name)
Ublituximab (anti-CD20 mAb)	Chronic Lymphocytic Leukemia (CLL)	Phase 3 trial (UNITY-CLL) Phase 3 trial (ULTRA-V)
	Relapsing Multiple Sclerosis (RMS)	Phase 3 trials (ULTIMATE I and II)
UKONIQ (PI3K-delta inhibitor)	CLL	Phase 3 trial (UNITY-CLL) Phase 3 trial (ULTRA-V)
	Relapsed Marginal Zone Lymphoma (MZL)	Phase 2b trial (UNITY-NHL)
	Relapsed Follicular Lymphoma (FL)	Phase 2b trial (UNITY-NHL)
Cosibelimab/TG-1501 (anti-PDL1 mAb)	B-cell cancers	Phase 1 trial
TG-1701 (BTK inhibitor)	B-cell cancers	Phase 1 trial
TG-1801 (anti-CD47/CD19 bispecific mAb)	B-cell cancers	Phase 1 trial

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

UNITY-CLL Phase 3 Trial Evaluating UKONIQ plus Ublituximab (U2): UNITY-CLL is a global, multi-center, Phase 3, randomized, controlled clinical trial comparing the U2 combination to an active control arm of obinutuzumab plus chlorambucil in patients with both treatment-naïve and relapsed or refractory CLL. Two additional arms evaluating single-agent ublituximab and single-agent UKONIQ were also enrolled for purposes of evaluating the contribution of each in the U2 combination regimen. The primary endpoint for this study was progression-free survival (PFS). The study completed enrollment in October 2017 with over 600 patients across the four treatment arms, with approximately 420 patients in the U2 and the active control arms combined. This trial was conducted under a Special

Protocol Assessment (SPA) with the FDA. The UNITY-CLL trial was led by John Gribben, MD, professor of Medical Oncology, Barts Cancer Institute, United Kingdom.

●	On December 7, 2020, we presented safety and efficacy results from the UNITY- CLL trial at the ASH annual meeting demonstrating that U2 significantly improved PFS over obinutuzumab plus chlorambucil (HR=0.54, p<0.0001) as well as ORR (p<0.001) in patients with CLL, with consistent PFS improvement across treatment naïve CLL (HR=0.48) and relapsed or refractory CLL (HR=0.60). Grade 3/4 adverse events (AEs) of clinical interest (U2 vs Obin+Chl) included elevated ALT (8.3% vs 1.0%), elevated AST (5.3% vs 2.0%), non-infectious colitis (1.9% vs 0%), infectious colitis (0.5% vs 0.5%), pneumonitis (0.5% vs 0%), rash (2.4% vs 0.5%), and opportunistic infections (5.8% vs. 1.5%). Based on this data, submissions of a Biologics License Application (BLA) and a supplemental New Drug Application (sNDA) were made for ublituximab, in combination with UKONIQ, as a treatment for patients with CLL and small lymphocytic lymphoma (SLL). The BLA and sNDA have been accepted by the FDA and a Prescription Drug User Fee Act (PDUFA) goal date of March 25, 2022 has been set for both applications.

ULTIMATE I & II Trials Evaluating Single-Agent Ublituximab in RMS: ULTIMATE I and ULTIMATE II are two independent Phase 3 trials. Each trial is a global, randomized, multi-center, double-blinded, double-dummy, active-controlled study comparing the efficacy and safety/tolerability of ublituximab (450mg dose administered by one-hour intravenous infusion every 6 months, following a Day 1 infusion of 150mg over four hours and a Day 15 infusion of 450mg over one hour) versus teriflunomide (14mg oral tablets taken once daily) in subjects with RMS. The primary endpoint for each study is annualized relapse rate (ARR) following 96 weeks of treatment, which we intend to use to support a BLA submission for approval of ublituximab in the treatment of RMS. These trials were both conducted under a SPA with the FDA. Full enrollment was completed in October 2018, with approximately 1,100 subjects enrolled in both studies combined.

●	In April 2021, data from the ULTIMATE I and II trials were presented at the American Academy of Neurology Annual meeting. Both studies met their primary endpoint with ublituximab treatment demonstrating a statistically significant reduction in ARR over a 96-week period (p<0.005 in each trial). Key secondary MRI endpoints were also met.

ULTRA-V Phase 2 and Phase 3 Trials Evaluating U2 Plus Venetoclax in CLL: The ULTRA-V Phase 2 and Phase 3 trials are designed to investigate the efficacy and safety of U2 in combination with venetoclax in subjects with treatment-naïve CLL and relapsed or refractory CLL.

●	The ULTRA-V Phase 2 trial is an open-label, multi-center, clinical trial, and the primary endpoints for this study are ORR and Complete Response (CR) rate. This trial completed enrollment with approximately 165 patients.
●	The ULTRA-V Phase 3 trial is an open-label, multi-center, randomized, controlled clinical trial comparing the time-limited triple combination of U2 plus venetoclax to an active control arm of continuous U2. The Phase 3 trial includes two independent randomized cohorts of CLL subjects: a treatment-naïve cohort and a previously treated cohort, with each cohort being enrolled and evaluated independently of each other. The primary endpoint for the trial is PFS. This trial is being led by Richard R. Furman, MD, Director of CLL Research Center at Weill Cornell Medicine.

RESULTS OF OPERATIONS

Three months ended June 30, 2021 and 2020

Product Revenues (Net). Net product revenues represent U.S. sales from our sole commercial product, UKONIQ, which was approved by the FDA on February 5, 2021. During the three months ended June 30, 2021, net product revenues were $1.5 million. Sales allowances and accruals consisted of government rebates, patient financial assistance, distribution fees, discounts, and chargebacks. We did not have product revenues in 2020.

Cost of Product Revenue. Cost of product revenue for the three months ended June 30, 2021 was $0.2 million. Cost of product revenue primarily relates to freight and royalties owed to our licensing partner for UKONIQ sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, the manufacturing costs of UKONIQ units recognized as revenue during the three months ended June 30, 2021 were expensed prior to the February 5, 2021 FDA approval, and therefore are not included in costs of product revenue during the current period. We expect the cost of product revenue to increase in relation to product revenues as we deplete these inventories and we expect to use the remaining pre-commercialization inventory for product sales through the second quarter of 2022.

License Revenue. Our license revenues currently consist of license fees arising from our agreement with Ildong. We recognize upfront license fee revenues ratably over the estimated period in which we will have certain significant ongoing responsibilities under the sublicense agreement, with unamortized amounts recorded as deferred revenue. License revenue was approximately $38,000 for each of the three months ended June 30, 2021 and 2020 related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $7.0 million for the three months ended June 30, 2021, as compared to $1.6 million during the comparable period in 2020. The increase in noncash compensation expense was primarily due to vesting of milestone-based grants, an increase in research and development personnel and the vesting of grants with a higher stock price during the three months ended June 30, 2021, as compared to the prior period.

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

Other research and development expenses increased by $3.0 million to $37.9 million for the three months ended June 30, 2021, as compared to $34.9 million for the three months ended June 30, 2020. The increase in R&D expense is primarily attributable to the achievement of license milestones during the three months ended June 30, 2021.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants increased by $3.5 million to $9.3 million for the three months ended June 30, 2021, as compared to $5.8 million for the three months ended June 30, 2020. The increase in noncash compensation expense was primarily related to greater compensation expense during the three months ended June 30, 2021 related to restricted stock and stock options granted to executive personnel.

Other Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance, commercial, medical, and other administrative personnel, recruitment expenses, expenses for commercialization activities (including the build out of our medical affairs and commercial organizations and infrastructure), professional fees and other corporate expenses, including investor relations, legal activities and facilities-related expenses.

Other selling, general and administrative expenses was $24.7 million for the three months ended June 30, 2021, as compared to $8.6 million for the three months ended June 30, 2020. The increase was due primarily to increased personnel and other selling, general and administrative costs, associated with execution of the launch of UKONIQ and planning for the potential launches of U2 in CLL and ublituximab in RMS. We expect our selling, general and administrative expenses to increase for the remainder of 2021 as we continue to prepare for those potential 2022 launches.

Interest Expense. Interest expense decreased by $0.6 million to $1.6 million for the three months ended June 30, 2021, as compared to $2.2 million for the three months ended June 30, 2020. The period ended June 30, 2020 had higher interest expense related to administrative fees in connection with contract manufacturing costs.

Other Income. Other income was $0.6 million for the three months ended June 30, 2021, as compared to $0.2 million for the three months ended June 30, 2020. The increase is mainly due to greater interest income and an increase in the change in fair value of notes payable for the three months ended June 30, 2021. We expect our other income to remain at a comparable level for the remainder of 2021.

Six months ended June 30, 2021 and 2020

Product Revenues (Net). Net product revenues represent U.S. sales from our sole commercial product, UKONIQ, which was approved by the FDA on February 5, 2021. During the six months ended June 30, 2021, net product revenues were $2.3 million. Sales allowances and accruals consisted of government rebates, patient financial assistance, distribution fees, discounts, and chargebacks. We did not have product revenues in 2020.

Cost of Product Revenue. Cost of product revenue for the six months ended June 30, 2021 was $0.3 million. Cost of product revenue primarily relates to freight and royalties owed to our licensing partner for UKONIQ sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, the manufacturing costs of UKONIQ units recognized as revenue during the six months ended June 30, 2021 were expensed prior to the February 5, 2021 FDA approval, and therefore are not included in costs of product revenue during the current period. We expect the cost of product revenue to increase in relation to product revenues as we deplete these inventories and we expect to use the remaining pre-commercialization inventory for product sales through the second quarter of 2022.

License Revenue. Our license revenues currently consist of license fees arising from our agreement with Ildong. We recognize upfront license fee revenues ratably over the estimated period in which we will have certain significant ongoing responsibilities under the sublicense agreement, with unamortized amounts recorded as deferred revenue. License revenue was approximately $76,000 for each of the six months ended June 30, 2021 and 2020 related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $14.5 million for the six months ended June 30, 2021, as compared to $3.5 million during the comparable period in 2020. The increase in noncash compensation expense was primarily due to vesting of milestone-based grants, an increase in research and development personnel and the vesting of grants with a higher stock price during the six months ended June 30, 2021, as compared to previous periods.

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

Other research and development expenses increased by $24.5 million to $93.4 million for the six months ended June 30, 2021, as compared to $68.9 million for the six months ended June 30, 2020. The increase in R&D expense is primarily attributable to the achievement of license milestones as well as manufacturing costs for UKONIQ during the six months ended June 30, 2021.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants increased by $3.5 million to $18.4 million for the six months ended June 30, 2021, as compared to $14.9 million for the six months ended June 30, 2020. The increase in noncash compensation expense was primarily related to greater compensation expense during the six months ended June 30, 2021 related to restricted stock and stock options granted to executive personnel.

Other Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist primarily of salaries and related expenses for executive, finance, commercial, medical, and other administrative personnel, recruitment expenses, expenses for commercialization activities (including the build out of our medical affairs and commercial organizations and infrastructure), professional fees and other corporate expenses, including investor relations, legal activities and facilities-related expenses.

Other selling, general and administrative expenses was $42.4 million for the six months ended June 30, 2021, as compared to $13.8 million for the six months ended June 30, 2020. The increase was due primarily to increased personnel and other selling, general and administrative costs associated with execution of the launch of UKONIQ and planning for the potential launches of U2 in CLL and ublituximab in RMS. We expect our selling, general and administrative expenses to increase for the remainder of 2021 as we continue to prepare for those potential 2022 launches.

Interest Expense. Interest expense remained relatively consistent at $3.5 million for the six months ended June 30, 2021, as compared to $3.4 million for the six months ended June 30, 2020.

Other Income. Other income was $1.1 million for the six months ended June 30, 2021, as compared to $0.5 million for the six months ended June 30, 2020. The increase is mainly due to greater interest income and an increase in the change in fair value of notes payable for the six months ended June 30, 2021. We expect our other income to remain at a comparable level for the remainder of 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our major sources of cash have been proceeds from the private placement and public offering of equity securities. In February of 2021, umbralisib, now referred to as UKONIQ, was granted accelerated approval in the United States for the treatment of adult patients with relapsed or refractory MZL who have received at least one prior anti-CD20 based regimen and adult patients with relapsed or refractory FL who have received at least three prior lines of systemic therapy. Commercial sales of UKONIQ commenced in the first quarter of 2021. We have generated limited revenues to date from product sales. Even with the commercialization of UKONIQ and the potential future commercialization of our other drug candidates, we may not become profitable. Our ability to achieve profitability depends on many factors, including our ability to generate revenue, our ability to obtain regulatory approvals for our drug candidates, our ability to successfully complete any post-approval regulatory obligations and our ability to successfully commercialize our drug candidates. We may continue to incur substantial operating losses even as we begin to generate revenues from product sales.

As of June 30, 2021, we had $456.2 million in cash and cash equivalents, and investment securities. We anticipate that our cash and cash equivalents, and investment securities as of June 30, 2021 will provide sufficient liquidity for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, our UKONIQ commercialization efforts, preparations for the commercialization of our other drug candidates, and the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our ongoing and future operations, including the commercialization of any additional drug candidates.

Discussion of Cash Flows

Cash used in operating activities for the six months ended June 30, 2021 was $141.5 million as compared to $105.9 million for the six months ended June 30, 2020. The increase in cash used in operating activities was due primarily to increased expenditures associated with execution of the launch of UKONIQ, our scale-up for manufacturing, ongoing clinical development programs and paydown of accounts payable and accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2021, was $3.0 million as compared to cash provided by investing activities of $12.7 million for the six months ended June 30, 2020. The increase in net cash used in investing activities was primarily due to greater investment in short-term and long-term securities during the six months ended June 30, 2021.

Net cash used in financing activities for the six months ended June 30, 2021, was $7.2 million as compared to cash provided by financing activities of $241.2 million for the six months ended June 30, 2020. The period ended June 30, 2020 included proceeds from the issuance of common stock as part of our underwritten public offering in May 2020 and our ATM program.

ATM Program

On September 5, 2019, we filed an automatic “shelf registration” statement on Form S-3 (the 2019 WKSI Shelf) as a “well-known seasoned issuer” as defined in Rule 405 under the Securities Act, which registered an unlimited and indeterminate amount of debt or equity securities for future issuance and sale. The 2019 WKSI Shelf was declared effective in September 2019. In connection with the 2019 WKSI Shelf, we entered into an At-the-Market Issuance Sales Agreement (the 2020 ATM) with Jefferies LLC, Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (each a 2020 Agent and collectively, the 2020 Agents), relating to the sale of shares of our common stock. Under the 2020 ATM, we paid the 2020 Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. In November 2020, we entered into an At-the-Market Issuance Sales Agreement (the 2021 ATM) with the same terms and agents (each a 2021 Agent and collectively, the 2021 Agents) as the 2020 ATM. The 2021 ATM has replaced the 2020 ATM as the only active ATM program.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosure in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have one marketed product, UKONIQ, which received accelerated approval from the FDA on February 5, 2021 for the treatment of relapsed or refractory MZL in patients who have received at least one prior anti-CD20-based regimen and relapsed or refractory FL in patients who have received at least three prior lines of systemic therapy. In addition, the FDA accepted our BLA and sNDA requesting approval of ublituximab in combination with UKONIQ as a treatment for patients with CLL/SLL and set a Prescription Drug User Fee Act (PDUFA) goal date of March 25, 2022 for the BLA and sNDA. While we have initiated the commercial launch of UKONIQ in the U.S. and have started internal planning for potential commercialization of ublituximab, we have limited experience as a commercial company and our ability to successfully overcome the risks associated with commercializing drugs in the biopharmaceutical industry, including the risk that our products do not achieve an adequate level of acceptance, remains uncertain. UKONIQ as well as other drugs that we may bring to the market in the future, including ublituximab, may not gain market acceptance by physicians, patients, third-party payors and others in the healthcare community. If our products do not achieve an adequate level of acceptance, we may not generate significant revenues or meet our revenue projections or guidance, and we may not become profitable. The degree of market acceptance of UKONIQ, as well as any future product candidates for which we obtain approval, will depend on a number of factors, including:

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

The COVID-19 pandemic continues to present a substantial global public health and economic challenge. The measures to control the virus’s spread have impacted our approach to the commercial launch of UKONIQ and may impact our ability to successfully launch ublituximab, if approved. We initiated commercial sales of UKONIQ in February 2021 in an environment in which the measures taken by state and local governments as well as hospitals and oncology clinics to control the spread of COVID-19 significantly limited our opportunities for in-person interactions, for example, with physicians, hospitals, payors, and other customers at medical congresses. Although we have observed an increase in in-person interactions during the second quarter, many of the interactions our field personnel have with healthcare providers and other customers continue to be virtual. We cannot ensure that remote methods will be effective or as effective as in-person interactions. Other factors related to the COVID-19 pandemic that could impact the ongoing launch and potential future launches include delays in demand due to impacts on the healthcare system and overall economy and increases in the number of uninsured or underinsured patients. In addition, our office-based employees, consultants, vendors and certain customer segments are continuing to work remotely and many of our commercialization efforts are happening virtually. The length of time and full extent to which the COVID-19 pandemic directly or indirectly impacts our commercialization efforts depend on future developments that are highly uncertain, subject to change and are difficult to predict, including, whether, even after pandemic-related restrictions ease, there is a shift in how pharmaceutical field representatives interact with healthcare providers that could have a negative effect on our future business and operations. For a discussion of additional pandemic-related risks to our business, see below under the heading “Risks Related to the COVID-19 Pandemic”.

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

We have made and continue to make significant investments in our commercial organization and infrastructure. We have hired and continue to hire marketing, sales, and medical support personnel and have built processes and systems to support the commercialization of UKONIQ in the U.S. We are expanding our commercialization team and infrastructure in planning for the potential commercial launches of U2 in CLL and ublituximab in MS prior to knowing whether the FDA will accept or approve the necessary regulatory submissions. It is possible that either or both FDA approvals are unexpectedly delayed or are not received at all. In either case we will incur delays that may impede or significantly delay our ability to generate revenue and at the same time will incur significant expenses. If this were to occur, it would have a material adverse effect on the Company.

There are risks involved with establishing our own sales, marketing, and other commercialization capabilities. For example, recruiting and training a sales force are expensive and time-consuming and could delay any drug launch. If the commercial launch of a product candidate (e.g., U2 in CLL or ublituximab in MS) for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We are also planning for expansion into certain European markets. Building and maintaining an infrastructure outside the United States is expensive, complex, resource intensive and time consuming. Like the situation described above in the U.S., we will need to establish our infrastructure in planning for the potential commercial launches in Europe prior to knowing whether the regulatory authorities will accept or approve the regulatory submissions or approve any of our products at an appropriate price. In either case we will incur delays that may impede or significantly delay our ability to generate revenue in those international markets and at the same time will incur significant expenses. If this were to occur, it would have a material adverse effect on the Company.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any drug candidates that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and an even greater risk in connection with the commercialization of UKONIQ and any other product candidates for which we may receive marketing authorization in the future. If we cannot successfully defend ourselves against claims that UKONIQ or our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Since inception, we have focused our efforts and financial resources on clinical trials, manufacturing of our drug candidates, and preparing to support a commercial product. To date, we have financed our operations primarily through public offerings of our common stock and a debt financing. Since inception, we have incurred significant operating losses. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. Other than the FDA approval of UKONIQ, we have not obtained marketing approval for any of our product candidates, which are in preclinical or clinical development stages. We expect to continue to incur significant research and development expenses in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, we expect to continue to incur significant sales, marketing and outsourced-manufacturing expenses as we commercialize UKONIQ and plan for the possible commercialization of our other product candidates, if approved. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate substantial revenue.

 To date, we have not generated any significant revenue from our product sales, and it is uncertain when and if we will generate any significant revenue from the sale of our products in the future. Furthermore, no assurance can be given that we will meet revenue projections or guidance. To obtain significant and sustained revenues and meet our revenue projections or guidance, we must succeed, either alone or with others, in (i) developing and obtaining regulatory approval for our product candidates, including ublituximab, and for additional indications of UKONIQ; and (ii) manufacturing and marketing our products and product candidates. Accordingly, we do not expect to generate significant and sustained revenue unless and until we obtain marketing approval of ublituximab and additional indications of UKONIQ and/or one of our other product candidates. Our ability to generate significant and sustained revenue or meet revenue projections or guidance depends on a number of factors, including, but not limited to, our ability to:

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

The development of pharmaceuticals is capital-intensive. We are currently advancing our most advanced drug candidates, ublituximab, cosibelimab, TG-1701 and TG-1801, and UKONIQ for additional indications through clinical development. While we may experience short-term decreases in clinical trial expenses as our larger Phase 3 clinical trials complete and before our Phase 1 and 2 programs can advance into Phase 2 and 3, we do expect over time our overall expenses will increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, seek marketing approval for, and expand our infrastructure to commercialize our product candidates and additional indications of UKONIQ. Moreover, in anticipation of potential regulatory approvals for UKONIQ and ublituximab in CLL/SLL and for ublituximab in RMS, we will need to expend substantial resources on manufacturing and BLA support over the next 12 to 18 months, which could exceed any cost savings associated with lower clinical trial expenses during the same period.

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

As a result, significant additional funding will be required. Additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical studies and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales, marketing and medical educational efforts that are required for a successful launch of UKONIQ, ublituximab (if approved), or any of our other product candidates and otherwise forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect to stockholders. Currently, other than UKONIQ, our products are investigational and have not been approved by the FDA or any foreign regulatory authority for sale. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from sales of UKONIQ in the U.S., cash on hand and amounts raised in future offerings or financings. Accordingly, our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in the early stages of commercial operations and the competitive environment in which we operate.

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

In February 2019, we entered into a Loan and Security Agreement (the Loan Agreement), with Hercules Capital, Inc., a Maryland corporation (Hercules) (see Note 6 to our consolidated financial statements for more information). Under the Loan Agreement, Hercules will provide access to term loans with an aggregate principal amount of up to $60.0 million (the Term Loan). Concurrently with the closing of the Loan Agreement, we borrowed an initial tranche of $30.0 million. As of June 30, 2021, we had outstanding obligations of $30 million under the Loan Agreement. In addition, we have short-term liabilities of approximately $11.2 million with a contract manufacturing organization (CMO) for the scale-up, tech-transfer, and long-term supply of one of our drug candidates. To date, this CMO has provided payment terms which we believe are reasonable. No assurance can be given that such terms will continue to be available to us in the future.

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

Further, from time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, time-to-event based endpoints such as duration of response (DOR) and PFS have the potential to change, sometimes drastically, with longer follow-up. In addition, as patients continue on therapy, there can be no assurance given that the final safety data from studies, once fully analyzed, will be consistent with prior safety data presented, will be differentiated from other similar agents in the same class, will support continued development, or will be favorable enough to support regulatory approvals for the indications studied. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. The information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and regulators or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line or preliminary data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions we have reached, our ability to obtain approval for, or successfully commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

Successful completion of our clinical trials is a prerequisite to submitting a New Drug Application (NDA) or a BLA to the FDA and a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for each product candidate and, consequently, the ultimate approval and commercial marketing of our product candidates. We do not know whether any of our ongoing or future clinical trials for our product candidates will be completed on schedule, if at all.

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

The clinical development, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, import, export, marketing and distribution, and pharmacovigilance and adverse event reporting of our product candidates or any future product candidates are subject to extensive regulation by the FDA in the United States and by comparable regulatory authorities worldwide. In the United States, we are not permitted to market a product candidate until we receive approval of a BLA or NDA from the FDA. The process of obtaining a BLA or NDA approval is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the products involved. In addition, approval policies or regulations may change over time. If we fail to gain approval to commercialize our product candidates from the FDA and other foreign regulatory authorities in the timelines we project or at all, we may be unable to generate the revenues that we may project or generate revenues at levels sufficient to sustain our business.

The FDA and foreign regulatory authorities have substantial discretion in the pharmaceutical product approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. During the regulatory review process, the FDA or other regulatory authorities may disagree with or not accept our clinical trial design, may have questions about the potential impact of our study design on conclusions that can be drawn from the data, may interpret results differently than we do, and may change its view on the criteria that must be met for approval. This could happen even for a protocol that has received a SPA. In September 2015, we announced a Phase 3 clinical trial for U2 for patients with CLL, which is being conducted pursuant to a SPA with the FDA (UNITY-CLL). In addition to the SPA for UNITY-CLL, in August 2017 we announced SPAs for the ULTIMATE I and II studies evaluating ublituximab in RMS. There have been examples of companies that have been granted SPAs and have ultimately failed to obtain final approval to market their drugs. Even if the primary endpoint in a Phase 3 clinical trial is achieved, a SPA does not guarantee approval.

Furthermore, some of our clinical trials may be conducted as open-label studies, meaning that trial participants, investigators, site staff, some employees of our contract research organizations, and our field-level employees (e.g., clinical research associates and monitors), among others, have knowledge of treatment arm assignments on a patient-level, which has the potential to introduce bias into study conduct. Further, even when our clinical trials are double-blind, double-dummy studies, unblinding of treatment arm assignment may occur from time to time, for example, on the occurrence of unexpected safety events which may necessitate understanding of study treatment. While we believe we have put in place adequate firewalls to prevent inappropriate unblinding of study data consistent with standard industry practice for these types of studies, no assurance can be given that issues related to study conduct will not be raised. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the study design or data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee in evaluating (among other things) clinical data and safety and effectiveness considerations prior to making its final decision. These issues could cause a delay in the FDA’s review or lead the FDA to deny approval.

Other reasons that the FDA or regulatory authorities around the world may delay, limit or deny approval of a product candidate, include:

●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is tolerable and effective for an indication;
●	the FDA may not accept clinical data from trials conducted by individual investigators or in countries where the standard of care is potentially different from that of the United States;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies and/or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA, NDA or other marketing authorization submission to obtain regulatory approval in the United States or elsewhere;
●	the FDA or comparable foreign regulatory authorities may not approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators currently contract for clinical supplies and plan to contract for commercial supplies;
●	during the course of review, the FDA or foreign regulatory authorities may raise issues and request or require additional preclinical, clinical, chemistry, manufacturing, and control ("CMC"), or other data and information, and the development and provision of these data and information may be time consuming. We may not be able to generate the data within the time period necessary to obtain approval within the established regulatory review timelines, such as by a PDUFA goal date or at all to satisfy the FDA or foreign regulatory authorities;
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; or

●	interruptions or delays in the operations of the FDA and foreign regulatory authorities as a result of the COVID-19 pandemic may negatively impact review, inspection, and approval timelines.

Even if we succeed in obtaining regulatory approval, the FDA may require post-marketing studies, including drug interaction studies or additional clinical trials which also may be costly. For example, as part of the accelerated approval of UKONIQ for relapsed or refractory MZL and FL, continued approval for those indications is contingent upon verification and description of clinical benefit in a confirmatory trial. The FDA approval for a limited indication or inclusion of required warning language, such as a boxed warning, could significantly impact our ability to successfully market our product candidates. Finally, the FDA may require adoption of a REMS requiring prescriber training or a post-marketing registry or may restrict the marketing and dissemination of our products. Any requirements to conduct post-approval studies or fulfill special post-approval requirements could impact our ability to commercialize our product candidates and increase our costs.

A Breakthrough Therapy or Fast Track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We may seek Breakthrough Therapy or Fast Track designation for some of our drug candidates. For example, in January 2019, the FDA granted Breakthrough Therapy designation to UKONIQ for the treatment of adult patients with MZL who have received at least one prior anti-CD20 regimen, and in October 2020, the FDA granted Fast Track designation to the investigation of ublituximab in combination with UKONIQ for the treatment of adult patients with CLL. If a drug is intended for the treatment of a serious or life-threatening condition, and the drug demonstrates the potential to address an unmet medical need for this condition, the Sponsor may apply for Fast Track designation or Breakthrough Therapy designation, the latter of which has more significant requirements. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular drug candidate is eligible for such a designation, we cannot be sure that the FDA would decide to grant it. Even if we receive Breakthrough Therapy or Fast Track designation for a drug candidate, we may not experience a faster development process, review or approval compared to conventional FDA procedures. A drug that receives Fast Track designation is eligible for more frequent interactions with the FDA, priority review if relevant criteria are met, and rolling submission of the BLA or NDA. Even if rolling review is allowed, there is no guarantee that the FDA will have commenced or completed review of the BLA or NDA modules submitted earlier in the rolling review process. Neither Breakthrough Therapy nor Fast Track designation guarantees Priority Review of an NDA or BLA application. Despite receiving Fast Track designation for U2 for the treatment of adult patients with CLL, the FDA granted the BLA a standard review timeline with a PDUFA goal date of March 25, 2022. The FDA may also withdraw a Breakthrough Therapy or Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

We have received orphan drug designation for some of our drug candidates for specified indications, and we may seek additional orphan drug designations for other indications and some of our other drug candidates. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Ublituximab as monotherapy received orphan drug designation from the FDA for the treatment of MZL (nodal and extranodal) in September 2013, for the treatment of CLL in August 2010, and received orphan drug designation by the EMA for the treatment of CLL in November 2009. We also obtained orphan drug designation for umbralisib as monotherapy for the treatment of CLL in August 2016, all three types of MZL (nodal, extranodal and splenic) in April 2019, and FL in March 2020. In January 2017, we announced that the FDA granted orphan drug designation covering the combination of ublituximab and umbralisib for the treatment of patients with CLL and DLBCL. As part of our business strategy, we may seek orphan drug designation for our other drug candidates; however, we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Orphan drug designations are required to be maintained through annual reporting and are subject to re-evaluation. Based on the evolving data and development plans for our product candidates and changing incidence and prevalence rates for our intended indications, there can be no guarantee that we will be able to successfully maintain our orphan drug designations for any of our products.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes FDA or EMA from approving another marketing application for the same drug or biologic for that time period. Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the designated drug from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve another product that meets the definition of a “same drug” under 21 C.F.R. 316.3 for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan drug designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA exercises its authority to revoke orphan drug designation, which it may do on a variety of grounds, including that the request contained an untrue statement of material fact or omitted material information, or that the drug in fact was not eligible for orphan drug designation. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we intend to seek additional orphan drug designation for our other drug candidates, we may never receive such designations. Even if we receive orphan drug designation for any of our drug candidates, there is no guarantee that we will enjoy the benefits of those designations or obtain orphan drug exclusivity. In addition, the U.S. Orphan Drug Act may be subject to amendments that could reduce the period of marketing exclusivity or change the qualifications for orphan drug designation, which could adversely impact our products or product candidates that have or may be eligible for orphan drug designation.

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

We intend to seek product approvals in certain countries outside of the United States. The approval procedures for pharmaceuticals vary among countries and obtaining approval in one jurisdiction does not guarantee approval in another jurisdiction. For example, even if the FDA grants approval of a product candidate, comparable regulatory authorities in foreign jurisdictions may not approve the same product candidate or may require additional evidence for approval. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. In many countries outside the United States, the product must be approved for reimbursement before it can be marketed.  As a general matter, however, the foreign regulatory approval process involves a lengthy and challenging process with risks similar or identical to the risks associated with the FDA approval discussed above. Therefore, we cannot guarantee that we, or future collaborators, will obtain approvals of our product candidates in any foreign jurisdiction on a timely basis, if at all. Failure to receive approval in certain foreign markets could significantly impact the full market potential of our product candidates and may negatively impact the regulatory process in other countries. Furthermore, if we obtain regulatory approval for a product candidate in a foreign jurisdiction, we will be subject to the burden of complying with complex regulatory, legal, and other requirements that could be costly and could subject us to additional risks and uncertainties.

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

Although COVID-19 has not had a material adverse effect on our supply chain to date, no assurance can be given that it will not in the future if the situation persists or worsens. UKONIQ is manufactured in India, ublituximab is manufactured in South Korea, and TG-1701 is manufactured in China. Each of these countries continues to be, or has been, subject to government-imposed quarantines and travel restrictions due to the COVID-19 pandemic, which, in some cases, have resulted in reduced operations at manufacturing and research locations and time-limited shutdowns. India, for example, experienced a surge of Covid-19 infections in April and May 2021. Our contract manufacturers for UKONIQ and ublituximab are continuing operations at varying levels of capacity. We have worked closely with our contract manufacturer for UKONIQ to plan for anticipated commercial supply needs. We also are working closely with our contract manufacturer for ublituximab to plan for our anticipated commercial supply needs if we are successful in our continued clinical and regulatory development. We will continue to monitor the situation very closely with our suppliers in impacted regions.

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

We are aware of certain patents that may pose issues for our commercialization of our drug candidates. If we decide to initiate proceedings to challenge the validity of these patents in the future, we may be unsuccessful, as courts or patent offices in the United States and abroad could uphold the validity of any such patents. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. If we are unable to do so, we may be forced to delay the launch of our product candidates or launch at the risk of litigation for patent infringement, which may have a material adverse effect on our business and results of operations.

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

We expect to continue hiring qualified personnel across a range of functions, including development and commercialization. Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will be critical to our success. The loss of the services of our chief executive officer or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified medical and scientific personnel. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital, and our ability to implement our business strategy.

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

Expanding our business will increase our operating needs. As of July 30, 2021, we had 328 full -time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. Our management and medical, commercial, and scientific personnel, systems and facilities currently in place may not be adequate to support our anticipated future growth. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. To accommodate growth, additional physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our business.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ownership change (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2020, we had federal net operating loss carryforwards of approximately $956.3 million, and our ability to utilize those net operating loss carryforwards could be limited by an ownership change as described above, which could result in increased tax liability to us. In addition, pursuant to the Tax Act, we may not use net operating loss carry-forwards to reduce our taxable income in any year by more than 80%, and we may not carry back any net operating losses to prior years. On March 27, 2020, the “CARES Act” was signed by the U.S. President. Certain provisions of the CARES Act alter the rules regarding net-operating losses for such losses arising in 2018, 2019 and 2020. Such losses may be carried back for five years. We cannot assure you, however, of our ability to utilize these favorable offset rules within the applicable time period. These rules apply regardless of the occurrence of an ownership change.

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

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. Although COVID-19 has not had a material adverse effect on our business to date, no assurance can be given that it will not in the future if the situation persists or worsens. The extent to which the COVID-19 pandemic impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the, the rate of vaccination and efficacy of approved vaccines against the virus and any variant strains of the virus, other actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume if and when the pandemic subsides, among others.

Should the COVID-19 pandemic persist or worsen and government restrictions continue, our business operations could be materially delayed or interrupted. For instance, our ongoing clinical trials may be delayed or compromised; our ability to conduct new clinical trials may be adversely impacted; our supply chain may be disrupted; health authority inspections of clinical sites or manufacturing facilities, or review of our regulatory submissions may be delayed, and our commercialization efforts may be impacted. For example, during the course of the pandemic the FDA has at points delayed both domestic and foreign facility inspections. The agency announced in July 2020 that domestic facility inspections would be conducted but prioritized through a risk-based approach, while foreign facility inspections remained delayed unless the FDA determines they can be conducted based on a “mission-critical” assessment. More recently, in April 2021, the FDA announced that it may request to conduct “remote interactive evaluations,” which in a variety of circumstances are inclusive of Pre-Approval Inspections (PAIs), where it is determined to be appropriate based on risk management methods and related tools and any travel limitations. We expect the impact of COVID-19 on the FDA’s operations will continue to evolve. It is unknown how long these disruptions could continue, were they to occur. Any delay in our clinical trials, PAIs or in the regulatory review of our pending BLA submission for ublituximab resulting from such disruptions could materially affect the development and commercialization of our product candidates.

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

In addition, as a result of government directives on social distancing and to protect the health of our workforce, we asked our office-based employees to work remotely. Although many of the social distancing guidelines and capacity restrictions were lifted in June 2021, our office-based employees have continued to work remotely as we plan for office reopening. Third parties on which we rely may also be continuing to use remote working arrangements that they had implemented in response to COVID-19. Our increased reliance on personnel working remotely may negatively impact productivity, including our ability to monitor clinical trials, prepare regulatory applications, and conduct data analysis, or disrupt, delay, or otherwise adversely impact our business. In addition, remote working could increase our cybersecurity risk and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, manufacturing sites, research or clinical trial sites and contractors.

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

The ongoing COVID-19 pandemic has presented substantial public health challenges and is impacting the global healthcare system, including the conduct of clinical trials in the U.S. and other parts of the world. While global infection rates have significantly reduced from their peak during 2020, new variants continue to circulate, and uncertainty remains as to whether additional restrictions may be implemented to address the spread of new variants. As a result of the COVID-19 pandemic, we may encounter delays in our clinical development program. The majority of our clinical trials involve patients with cancer or those receiving ongoing immunosuppressive therapy who may be at higher risk of infection. These patients are thus more likely to be subject to travel restrictions and self-quarantining and may be more likely to withdraw from our clinical trials or unable to complete study assessments, which may affect our ability to meet our projected timelines.

Further, we may not be able to complete our clinical trials that we initiated more recently and for which we have not yet completed enrollment in the time frame that we had previously planned. In addition, the pandemic may adversely affect our ability to conduct new trials. Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect our clinical trial programs, as well as adversely impact our business generally, include:

●	delays or difficulties in clinical site initiation, including difficulties in recruiting and retaining clinical sites, impacts on compliance with clinical study protocols, delays enrolling patients in our clinical trials, decreased enrollment in our clinical trials or increased rates of patients withdrawing from our clinical trials following enrollment, in each case, as a result of patients contracting COVID-19, being forced to quarantine, experiencing reluctance to seek medical attention in a healthcare facility setting, or otherwise not being able or willing to complete study assessments, particularly for older patients or others with a higher risk of contracting COVID-19;
●	impacts to clinical results, including an increased number of observed adverse events, as a result of participants enrolled in our clinical trials contracting COVID-19;
●	prioritization by healthcare providers, facilities, lawmakers, and regulators of COVID-19-related healthcare needs or, when the pandemic subsides, to address the potential backlog of patients who have deferred medical procedures during the pendency of the pandemic, which may reduce availability of professionals and resources for clinical trials in other disease areas;
●	limitations on travel, including limitations on domestic and international travel, and government-imposed quarantines or restrictions imposed by key third parties that could interrupt key trial activities, such as clinical trial site initiations and monitoring, which could impact the reliability or integrity of subject data and clinical study endpoints;
●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages or interruption in global shipping that may affect the transport of clinical trial materials;
●	disruptions and delays caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home across the healthcare system;

●	disruptions in or delays to regulatory reviews, responses, inspections, or other regulatory activities, including review of marketing applications and approvals of protocol changes or amendments to SPAs, as a result of the spread of COVID-19 affecting the operations of the FDA or other regulatory authorities;
●	changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States; and
●	negative effects on the quality, completeness, integrity, interpretability and cost of our clinical study data.

The potential disruptions discussed above and other consequences of the COVID-19 pandemic could result in missed study visits or study procedures in our clinical trials, which could lead to an abundance of protocol deviations that impact the interpretability of the trial results. A significant number of deviations may call into question whether the execution of a clinical trial was consistent with the protocol, which is of particular importance where study designs were agreed to as part of a SPA as in the case of our Phase 3 clinical trial for the combination of ublituximab plus UKONIQ for patients with CLL (UNITY-CLL) and our registration program for ublituximab in RMS (ULTIMATE I and II). In extreme cases, significant deviations from the protocol may be considered a violation of the SPA and result in potential rescindment of the SPA agreement, which could adversely affect our ability to use the results of the impacted study to support a future regulatory application.

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

The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include:

●	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;
●	delay or failure in initiating, completing or analyzing nonclinical or clinical trials or the unsatisfactory design or results of these trials;
●	achievement or rejection of regulatory approvals by our competitors or us;
●	announcements of technological innovations or new commercial products by our competitors or us;
●	developments concerning proprietary rights, including patents;
●	developments concerning our collaborations;
●	regulatory developments in the United States and foreign countries;
●	economic or other crises and other external factors such as the disruptions in the global economy caused by the COVID-19 pandemic;
●	period-to-period fluctuations in our revenues and other results of operations;
●	failure to meet our revenue projections or guidance;
●	changes in financial estimates by securities analysts; and
●	sales of our common stock by us.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, under the Loan Agreement, we are currently restricted from paying cash dividends, and we expect these restrictions to continue in the future. Furthermore, the terms of any future debt agreements may continue to preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. As a result, we are required to periodically perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, our independent auditors are required to perform a similar evaluation and report on the effectiveness of our internal control over financial reporting. These efforts to comply with Section 404 will require the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal control over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal control over financial reporting, which could have an adverse effect on the market price of our stock.

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

3.1*

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of TG Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on June 21, 2021).

10.1*	Amended and Restated Employment Agreement by and between TG Therapeutics, Inc. and Michael S. Weiss, dated June 18, 2021.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2021.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2021.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2021.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2021.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: August 6, 2021	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer