Form 10-Q
period 2021-09-30
TG THERAPEUTICS, INC.
filed 2021-11-08
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☒

There were 142,943,139 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 3, 2021.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2021

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements about:

●	our ability to establish and maintain a commercial infrastructure and to successfully launch, market and sell UKONIQ® (umbralisib) in the U.S. and any products for which we obtain regulatory approval in the future;
●	the success of the ongoing commercialization of UKONIQ and potential commercialization of any future products, including the anticipated rate and degree of market acceptance and pricing and reimbursement;
●	the timing of and our ability to complete regulatory submissions for our product candidates and additional indications for UKONIQ, and acceptance and review of those submissions by regulatory authorities, including those in the U.S. and in additional geographies;
●	our ability to obtain and maintain regulatory approvals for our product candidates, including ublituximab in combination with UKONIQ in chronic lymphocytic leukemia (CLL) and small lymphocytic lymphoma (SLL) and ublituximab in relapsing forms of multiple sclerosis (RMS);
●	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, including, without limitation, UNITY-CLL Phase 3 clinical trial, ULTIMATE I and II Phase 3 clinical trials, UNITY-NHL Phase 2b clinical trial, and ULTRA-V Phase 3 clinical trial;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to establish and maintain contractual relationships, on commercially reasonable terms, with third parties for manufacturing, distribution and supply, and a range of other support functions for our clinical development and commercialization efforts;
●	the implementation of our business model, strategic plans for our business, drug candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and product candidates;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	our ability to maintain and establish collaborations and enter into strategic arrangements, if desired;
●	our ability to meet any of our financial projections or guidance, including without limitation short and long-term revenue projections or guidance and changes to the assumptions underlying those projections or guidance;
●	our financial performance and cash burn management; and
●	developments relating to our competitors and our industry.

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

Risks Related to Commercialization

●	We have limited experience as a commercial company, and the marketing and sale of UKONIQ or any future approved products may be less successful than anticipated or unsuccessful.
●	The COVID-19 pandemic and related response measures to control it have impacted our sales and marketing efforts for UKONIQ and could have an adverse impact on our commercial launch of ublituximab, if approved.
●	If UKONIQ or any future approved product does not achieve broad market acceptance among physicians, patients, payors, and the medical community, the revenues that we generate from product sales will be limited.
●	If the market opportunities for UKONIQ and future approved products are smaller than we estimate or if any approval that we obtain is based on a narrower patient population, our revenue will be adversely affected.
●	We face substantial competition for treatments for our target indications, which may result in others commercializing drugs before or more successfully than we do, resulting in the reduction or elimination of our commercial opportunity.
●	If we are unable to establish additional commercial capabilities and infrastructure, we may be unable to generate sufficient revenue to sustain our business.
●	Product liability lawsuits could cause us to incur substantial liabilities and limit commercialization of any of our products.

Risks Related to our Financial Position and Need for Additional Capital

●	We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.
●	We will need to raise substantial additional funding. If we are unable to raise capital when needed, we will be forced to delay, reduce, or eliminate some of our drug development programs or commercialization efforts.
●	Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

Risks Related to Drug Development and Regulatory Approval

●	If we are unable to obtain regulatory approval for our product candidates and ultimately cannot commercialize one or more of them, or experience significant delays in doing so, our business will be materially harmed. No assurance can be given that the U2 combination will be approved for any indication, including without limitation, treatment naïve and/or relapsed/refractory CLL/small lymphocytic lymphoma (SLL) or that ublituximab will be approved for the treatment of relapsing forms of multiple sclerosis. In addition, our business will also be materially harmed if we are unable to maintain approval of any products for which we receive approval, including UKONIQ, which received accelerated approval from the U.S. Food and Drug Administration (FDA) for patients with marginal zone lymphoma and follicular lymphoma. Continued approval for these indications is contingent upon verification and description of clinical benefit in a confirmatory trial.
●	Our products and product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or significantly limit their commercial profile following marketing approval, if any.
●	Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be impacted, as more patient data or additional endpoints are analyzed.
●	Any product candidates we may advance through clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays, or prevent the receipt of the required approvals. Although we have received orphan drug designation for UKONIQ and for some of our drug candidates for specified indications and may seek additional orphan drug designations, we may be unsuccessful in obtaining or maintaining the benefits associated with orphan drug status.

Risks Related to Governmental Regulation of the Pharmaceutical Industry

●	We are subject to extensive regulation, including new legislation, regulatory proposals and third-party payor initiatives, that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.
●	If we fail to comply with various healthcare laws and regulations, we may incur losses or be subject to liability.
●	If we fail to comply with regulatory requirements, any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties.

Risks Related to our Dependence on Third Parties

●	If the third parties on which we rely to conduct our clinical trials and generate clinical, preclinical and other data necessary to support our regulatory applications do not perform their services as required, we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.
●	Our reliance on third parties for commercial and clinical supply of our products and product candidates increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
●	Because we have in-licensed our products and product candidates from third parties, any dispute with or non-performance by our licensors will adversely affect our ability to develop and commercialize the applicable product.

Risks Related to Intellectual Property

●	Our success depends upon our ability to obtain and protect our intellectual property, and if the scope of our patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.
●	Our patent protection could be reduced or eliminated for non-compliance with various procedural and other requirements imposed by governmental patent agencies.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
●	If we or our partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

Risks Related to COVID-19

●	Public health issues, and specifically the pandemic caused by COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.

General Risks Related to Our Business Organization and Governance, Strategy, Employees and Growth Management

●	We will need to develop and expand our business, and we may encounter difficulties in managing this development and expansion.
●	Our ability to continue our clinical development and commercialization activities will depend on our ability to attract and maintain key management and other personnel.
●	Certain of our executive officers, directors and other stockholders own more than 10% of our outstanding common stock and may be able to influence our management and the outcome of matters submitted to shareholders for approval.
●	Certain anti-takeover provisions in our charter documents and Delaware law could make a third-party acquisition more difficult, which could limit the price investors might be willing to pay for our common stock.
●	Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit and could subject us to securities and shareholder derivative litigation.

The foregoing is only a summary of some of our risks. These and other risks are discussed more fully in the section entitled “Risk Factors” in Part II, Item IA and elsewhere in this Quarterly Report on Form 10-Q (our Risk Factors).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$326,512	$553,439
Short-term investment securities	30,338	51,987
Accounts receivable, net	1,384	—
Prepaid research and development	11,043	5,231
Other current assets	2,502	1,083
Total current assets	371,779	611,740
Restricted cash	1,263	1,259
Long-term investment securities	24,550	—
Right of use assets	8,804	9,312
Leasehold interest, net	1,892	2,051
Equipment, net	600	481
Goodwill	799	799
Total assets	$409,687	$625,642

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$44,702	$37,014
Other current liabilities	12,628	18,236
Loan payable – current portion	15,999	22,179
Lease liability – current portion	1,468	1,669
Accrued compensation	12,858	8,456
Total current liabilities	87,655	87,554
Deferred revenue, net of current portion	495	610
Loan payable – non-current	-	7,716
Lease liability – non-current	10,020	10,412
Total liabilities	98,170	106,292
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share (175,000,000 shares authorized, 142,984,448 and 140,617,606 shares issued, 142,943,139 and 140,576,297 shares outstanding at September 30, 2021 and December 31, 2020, respectively)	143	141
Additional paid-in capital	1,546,967	1,500,040
Treasury stock, at cost, 41,309 shares at September 30, 2021 and December 31, 2020	(234)	(234)
Accumulated deficit	(1,235,359)	(980,597)
Total stockholders’ equity	311,517	519,350
Total liabilities and stockholders’ equity	$409,687	$625,642

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Product revenue, net	$1,992	$—	$4,254	$—
License revenue	38	38	114	114
Total revenue	$2,030	$38	$4,368	$114

Costs and expenses:
Cost of product revenue	292	—	580	—
Research and development:
Noncash compensation	4,534	4,618	19,061	8,150
Other research and development	47,433	45,846	140,872	114,785
Total research and development	51,967	50,464	159,933	122,935

Selling, general and administrative:
Noncash compensation	9,463	23,712	27,857	38,618
Other selling, general and administrative	25,436	11,584	67,821	25,373
Total selling, general and administrative	34,899	35,296	95,678	63,991

Total costs and expenses	87,158	85,760	256,191	186,926

Operating loss	(85,128)	(85,722)	(251,823)	(186,812)

Other expense (income):
Interest expense	1,038	1,610	4,559	5,038
Other income	(529)	(169)	(1,619)	(687)
Total other expense (income), net	509	1,441	2,940	4,351

Net loss	$(85,637)	$(87,163)	$(254,763)	$(191,163)

Basic and diluted net loss per common share	$(0.65)	$(0.73)	$(1.93)	$(1.70)

Weighted-average shares used in computing basic and diluted net loss per common share	132,353,119	119,176,336	132,109,912	112,380,784

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(in thousands, except share and per share amounts)

(Unaudited)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2021	140,617,606	$141	$1,500,040	41,309	$(234)	$(980,597)	$519,350
Issuance of common stock in connection with exercise of options	31,245	*	128	—	—	—	128
Issuance of restricted stock	893,488	1	(1)	—	—	—	—
Warrants issued with debt financing							—
Forfeiture of restricted stock	(21,643)	*	*	—	—	—	—
Issuance of common stock in public offering (net of offering costs of $0.2 million)	—	—	—	—	—	—	—
Offering costs paid	—	—	(183)	—	—	—	(183)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	16,618	—	—	—	16,618
Net loss	—	—	—	—	—	(90,628)	(90,628)
Balance at March 31, 2021	141,520,696	142	1,516,602	41,309	(234)	(1,071,225)	445,285
Issuance of common stock in connection with exercise of options	9,364	*	38	—	—	—	38
Issuance of common stock in connection with conversion of notes payable	—	—	—	—	—	—	—
Issuance of restricted stock	1,356,151	1	(1)	—	—	—	—
Forfeiture of restricted stock	(12,416)	*	*	—	—	—	—
Issuance of common stock in public offering (net of offering costs of $10.9 million)	—	—	—	—	—	—	—
Issuance of common stock in At-the-Market offerings (net of offering costs of $1.4 million)	—	—	—	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	16,304	—	—	—	16,304
Net loss	—	—	—	—	—	(78,497)	(78,497)
Balance at June 30, 2021	142,873,795	143	1,532,943	41,309	(234)	(1,149,722)	383,130
Issuance of common stock in connection with exercise of options	12,085		50	—	—	—	50
Issuance of restricted stock	214,223	*	*	—	—	—	—
Forfeiture of restricted stock	(115,655)	*	*	—	—	—	—
Offering costs paid	—	—	(22)				(22)
Compensation in respect of restricted stock and options granted to employees, directors and consultants	—	—	13,996	—	—	—	13,996
Net loss	—	—	—	—	—	(85,637)	(85,637)
Balance at September 30, 2021	142,984,448	$143	$1,546,967	41,309	$(234)	$(1,235,359)	$311,517

*Amount less than one thousand dollars

The accompanying notes are an integral part of the condensed consolidated financial statements.

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2020	109,425,243	$109	$739,956	41,309	$(234)	$(701,216)	$38,615
Issuance of common stock in connection with exercise of options	19,750	*	80	—	—	—	80
Issuance of restricted stock	774,300	1	(1)	—	—	—	—
Forfeiture of restricted stock	(10,000)	*	*	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	11,068	—	—	—	11,068
Net loss	—	—	—	—	—	(51,116)	(51,116)
Net loss	—	—	—	—	—	(51,116)	(51,116)
Balance at March 31, 2020	110,209,293	110	751,103	41,309	(234)	(752,332)	(1,353)
Issuance of common stock in connection with exercise of options	3,750	—	16	—	—	—	16
Issuance of restricted stock	2,208,529	2	(2)	—	—	—	—
Forfeiture of restricted stock	(41,666)	*	—	—	—	—	—
Issuance of common stock in public offering	9,775,000	10	165,032	—	—	—	165,042
Issuance of common stock in At-the-Market offerings (net of offering costs of $0.5 million)	4,535,608	5	76,031	—	—	—	76,036
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	7,370	—	—	—	7,370
Net loss	—	—	—	—	—	(52,884)	(52,884)
Balance at June 30, 2020	126,690,514	127	999,550	41,309	(234)	(805,216)	194,227
Issuance of common stock in connection with exercise of options	9,347	—	38	—	—	—	38
Issuance of restricted stock	915,000	1	(1)	—	—	—	—
Forfeiture of restricted stock	(65,000)	*	—	—	—	—	—
Issuance of common stock in offerings (net of offering costs of $10.9 million)	—	—	(1)	—	—	—	(1)
Issuance of common stock in At-the-Market offerings (net of offering costs of $2.0 million)	1,410,000	1	35,226	—	—	—	35,227
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	28,330	—	—	—	28,330
Net loss	—	—	—	—	—	(87,163)	(87,163)
Balance at September 30, 2020	128,959,861	$129	$1,063,142	41,309	$(234)	$(892,379)	$170,658

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(254,763)	$(191,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	46,918	46,768
Depreciation and amortization	202	105
Amortization of premium on investment securities	421	(75)
Amortization of debt issuance costs	694	694
Amortization of leasehold interest	159	163
Noncash change in lease liability and right of use asset	1,422	1,364
Change in fair value of notes payable	(315)	286
Changes in assets and liabilities:
(Increase) decrease in other current assets	(7,255)	2,503
Increase in accounts receivable	(1,384)	—
Increase in accounts payable and accrued expenses	12,090	5,893
Decrease in lease liabilities	(1,507)	(1,360)
Decrease in other current liabilities	(5,293)	(27,545)
Decrease in deferred revenue	(114)	(114)
Net cash used in operating activities	(208,725)	(162,481)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term securities	40,000	35,250
Investment in held-to-maturity securities	(43,299)	(7,482)
Purchases of PPE	(321)	(202)
Net cash (used in) provided by investing activities	(3,620)	27,566

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan payable	(14,590)	—
Proceeds from sale of common stock, net	—	276,303
Proceeds from exercise of options	216	135
Offering costs paid	(204)	—
Net cash (used in) provided by financing activities	(14,578)	276,438

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(226,923)	141,523

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	554,698	113,888

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$327,775	$255,411

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$326,512	$254,154
Restricted cash	1,263	1,257
Total cash, cash equivalents and restricted cash	$327,775	$255,411

Cash paid for:
Interest	$2,698	$3,447

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

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

TG Therapeutics is a fully integrated, commercial stage biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. In addition to an active research pipeline including five investigational medicines across these therapeutic areas, UKONIQ received accelerated approval from the FDA for the treatment of adult patients with relapsed or refractory MZL who have received at least one prior anti-CD20-based regimen and adult patients with relapsed or refractory FL who have received at least three prior lines of systemic therapies. Currently, we have three programs in Phase 3 development for the treatment of patients with RMS and patients with CLL and several investigational medicines in Phase 1 clinical development. We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020. The accompanying condensed December 31, 2020 balance sheet has been derived from these statements. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Liquidity and Capital Resources

We have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2021, we have an accumulated deficit of $1.2 billion.

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

As of September 30, 2021, we had $381.4 million in cash and cash equivalents, and investment securities. We anticipate that our cash and cash equivalents, and investment securities as of September 30, 2021 will provide sufficient liquidity for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, our UKONIQ commercialization efforts, preparations for the potential commercialization of our other drug candidates, and the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our ongoing and future operations, including the commercialization of any of our drug candidates.

Our common stock is quoted on the Nasdaq Capital Market and trades under the symbol “TGTX.”

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our 2020 Annual Report on Form 10-K, except as it relates to revenue recognition, accounts receivable, inventory, cost of product revenue, and the adoption of new accounting standards during the nine months ended September 30, 2021, as discussed below.

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

Product Revenue, Net – The Company recognizes product revenues, net of variable consideration related to certain allowances and accruals, when the customer takes control of the product, which is typically upon delivery to the customer. Product revenue is recorded at the net sales price, or transaction price. The Company records product revenue reserves, which are classified as a reduction in product revenues, to account for the components of variable consideration. Variable consideration includes the following components, which are described below: chargebacks, government rebates, trade discounts and allowances, product returns, and co-payment assistance.

These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is expected to be settled with a credit against the Company's customer account) or a liability (if the amount is expected to be settled with a cash payment). The Company's estimates of reserves established for variable consideration are calculated based upon a consistent application of the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. These estimates reflect the Company's current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be subject to constraint and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration received may ultimately differ from the Company's estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment.

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

GPO and Payor Rebates: the Company contracts with various private payor organizations and group purchasing organizations (GPO), primarily insurance companies, pharmacy benefit managers and clinics, for the payment of rebates with respect to utilization of our product.  The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

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

As of September 30, 2021, the Company has not received any returns.

Co-Payment Assistance Programs: Co-payment assistance is provided to qualified patients, whereby the Company may provide financial assistance to patients with prescription drug co-payments required by the patient's insurance provider. Reserves for co-payment assistance are recorded in the same period the related revenue is recognized.

Accounts Receivable

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns and chargebacks. Our contracts with customers have standard payment terms. We analyze accounts that are past due for collectability, and regularly evaluate the creditworthiness of our customers so that we can properly assess and respond to changes in their credit profiles. As of September 30, 2021, we determined an allowance for expected credit losses related to outstanding accounts receivable was currently not required based upon our review of contractual payment terms and individual customer circumstances.

Cost of Product Revenue

Cost of product revenue consists primarily of materials and third-party manufacturing costs, as well as freight and royalties owed to our licensing partner for UKONIQ sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, the manufacturing costs of UKONIQ units recognized as revenue during the three and nine months ended September 30, 2021 were expensed prior to receipt of FDA approval on February 5, 2021, and therefore are not included in costs of product revenue during the current period.

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

Net Loss Per Common Share

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and should the Company realize net income during the period presented. The cumulative amounts of potentially dilutive securities excluded from the calculation were 13,126,038 securities and 11,103,701 securities for the nine months ended September 30, 2021 and 2020, respectively.

The following outstanding shares of potentially dilutive securities were excluded from the computation of net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Nine Months Ended
	September 30,
	2021	2020
Unvested restricted stock	10,492,731	8,409,696
Options	2,467,537	2,529,133
Warrants	147,058	147,058
Shares issuable upon note conversion	18,712	17,814
Total	13,126,038	11,103,701

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

NOTE 2 REVENUE RECOGNITION

Gross-to-Net Sales Adjustments

To date, our only source of product revenue has been from the U.S. sales of UKONIQ, which we began shipping to our customers in February 2021. We record our best estimate of sales discounts and allowances to which customers are likely to be entitled. The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows for the three and nine months ended September 30, 2021:

(in thousands)
	Three months ended	Nine months ended
	September 30, 2021	September 30, 2021
Gross product revenue	$2,528	$5,167
Gross-to-net adjustments:
Chargebacks and administrative fees	(292)	(487)
Trade discounts and allowances	(128)	(222)
Government rebates and co-payment assistance	(103)	(179)
Sales returns and allowances	(13)	(25)
Total gross-to-net adjustments(1)	$(536)	$(913)
Net product revenue	$1,992	$4,254

(1) As of September 30, 2021 approximately $0.4 million of estimated gross-net-accruals have been recorded as a reduction of accounts receivable, net and within accounts payable and accrued expenses on the condensed consolidated balance sheets.

NOTE 3 INVESTMENT SECURITIES

Our investments as of September 30, 2021 and December 31, 2020 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following table summarize our investment securities at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between October 2021 and April 2022) (held-to-maturity)	$30,338	$3	$1	$30,340

Long-term investments:
Obligations of domestic governmental agencies (maturing between February 2023 and June 2023) (held-to-maturity)	24,550	1	12	24,539
Total short-term and long-term investment securities	$54,888	$4	$13	$54,879

	December 31, 2020
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated fair
	adjusted	holding gains	holding losses	value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2021 and December 2021) (held-to-maturity)	$51,987	$1	$4	$51,984
Total short-term investment securities	$51,987	$1	$4	$51,984

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

As of September 30, 2021 and December 31, 2020, the fair values of cash and cash equivalents, restricted cash, and notes and interest payable, approximate their carrying values.

The following tables provide the fair value measurements of applicable financial liabilities as of September 30, 2021 and December 31, 2020:

	Financial liabilities at fair value as of September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$623	$623
Total	$—	$—	$623	$623

	Financial liabilities at fair value as of December 31, 2020
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$938	$938
Total	$—	$—	$938	$938

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts payable and debt. Cash, cash equivalents, accounts payable and debt are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature.

The following table summarizes the changes in Level 3 instruments during the nine months ended September 30, 2021:

(in thousands)
Balance at December 31, 2020	938
Interest accrued on face value of 5% Notes	764
Change in fair value of Level 3 liabilities	(1,079)
Balance at September 30, 2021	$623

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

We had no activity on the 2021 ATM during the nine months ended September 30, 2021.

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

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the 2012 Incentive Plan) was approved by stockholders in June 2020. As of September 30, 2021, 11,992,744 shares of restricted stock and 2,467,537 options were outstanding and up to an additional 1,746,700 shares may be issued under the 2012 Incentive Plan.

Stock-based compensation expense included in the condensed consolidated statements of operations was $14.0 million and $28.3 million for the three months ended September 30, 2021 and 2020, respectively, and $46.9 million and $46.8 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table summarizes the activity for stock options and restricted stock for the nine months ended September 30, 2021:

(in thousands)	Stock Options	Restricted Stock
Equity awards outstanding, beginning of year	2,526	10,785
Changes during the year:
Granted	—	2,464
Exercised or vested	(53)	(1,106)
Expired or Forfeited	(6)	(150)
Equity awards outstanding, end of period	2,467	11,993

As of September 30, 2021, total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized were as follows:

(in thousands)	Stock Options	Restricted Stock
Unrecognized compensation cost	$523	$66,962
Expected weighted-average period in years of compensation cost to be recognized	1.0	1.0

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

The Term Loan will mature on March 1, 2022 (the Loan Maturity Date). Each advance accrues interest at a per annum rate of interest equal to the greater of either (i) the “prime rate” as reported in The Wall Street Journal plus 4.75%, and (ii) 10.25%. As a result of the Company having raised in excess of $150 million before the required timeline in the Loan Agreement, the interest-only period was extended to April 1, 2021. At our option, we may prepay all or any portion greater than or equal to $5.0 million of the outstanding advances by paying the entire principal balance (or portion thereof) and all accrued and unpaid interest, subject to a prepayment charges of: 3.0% if such advance is prepaid in any of the first twelve months following the Closing Date; 1.5% if such advance is prepaid after the first twelve months following the Closing Date but on or prior to twenty-four months following the Closing Date; and 0% thereafter. In addition, a final payment equal to 3.5% of the aggregate principal amount of the loan extended by Hercules is due on the maturity date. As of September 30, 2021, we have paid approximately $14.6 million of the principal loan balance due to Hercules. The Term Loan repayment schedule continues with monthly principal payments ranging from approximately $2.5 million to $2.7 million per month through March 1, 2022.

The Term Loan is secured by a lien on substantially all of our assets, other than intellectual property, and contains customary covenants and representations. As of September 30, 2021 and through the filing date of this report, the Company has been in compliance with all covenants.

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

The Company incurred financing expenses of $2.8 million (including the fair value of the Hercules Warrant) related to the Hercules Loan Agreement which are recorded as debt issuance costs and as an offset to loan payable on the Company’s unaudited condensed consolidated balance sheet. The debt issuance costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. Amortization of debt issuance costs was $0.3 million and $0.2 million for each of the three months ended September 30, 2021 and 2020, respectively, and $0.7 million for each of the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, the remaining unamortized balance of debt issuance costs was $0.4 million.

The loan payable as of September 30, 2021 and December 31, 2020 is as follows:

	September 30,	December 31,
(in thousands)	2021	2020
Loan payable	$30,000	$30,000
End of term fee	975	975
	30,975	30,975
Less: unamortized debt issuance costs	(386)	(1,080)
	30,589	29,895
Less: principal payments	(14,590)	—
Total loan payable	15,999	29,895
Less: current portion	(15,999)	(22,179)
Loan payable non-current	$—	$7,716

NOTE 7 LEASES

In October 2014, we entered into an agreement (the Office Agreement) with Fortress Biotech, Inc. (FBIO) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.4 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. At January 1, 2019, we recognized a lease liability and corresponding Right-of-Use (ROU) asset of $9.5 million and $8.1 million, respectively, based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. The present values of our lease liability and corresponding ROU asset are $11.5 million and $8.8 million, respectively, as of September 30, 2021. Our leases have remaining lease terms of 2 years to 10 years. One lease has a renewal option to extend the lease for an additional term of two years.

The initial commitment period of the 45% rate was for a period of three (3) years. We and FBIO currently determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of September 30, 2021, the allocation rate is 65% and will be evaluated again in November 2021 for the following rent year. Also in connection with this lease, we have pledged $1.2 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying condensed consolidated balance sheets.

In October 2019, we finalized a five-year lease for office space in New Jersey (the NJ Lease). We approximate an average annual rental obligation of $0.3 million under the NJ Lease. We took possession of this space in October 2019, with rental payments beginning in November 2019. We incurred rent expense of $0.2 million for the nine months ended September 30, 2021.

The following components of lease expense are included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$532	$534	$1,595	$1,611
Net lease cost	$532	$534	$1,595	$1,611

As of September 30, 2021, the weighted-average remaining operating lease term was 7.4 years and the weighted-average discount rate for operating leases was 10.25%. Cash paid for amounts included in the measurement of operating lease liabilities during the nine months ended September 30, 2021 was $1.5 million.

The balance sheet classification of lease liabilities was as follows:

	September 30,	December 31,
(in thousands)	2021	2020
Liabilities
Lease liability current portion	$1,468	$1,669
Lease liability non-current	10,020	10,412
Total lease liability	$11,488	$12,081

As of September 30, 2021, the maturities of lease liabilities were as follows:

Operating
(in thousands)	leases
Remainder of 2021	$505
2022	2,035
2023	2,040
2024	1,924
2025	1,653
After 2026	9,889
Total lease payments	18,046
Less: interest	(6,558)
Present value of lease liabilities(*)	$11,488
(*)

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date and considering the term of the lease to determine the present value of lease payments. We used the incremental borrowing rate of 10.25% on February 28, 2019, for operating leases that commenced prior to that date.

NOTE 8 LICENSE AGREEMENTS

TG-1101 (Ublituximab)

In November 2012, we entered into an exclusive (within the territory) sublicense agreement with Ildong Pharmaceutical Co. Ltd. (Ildong) relating to the development and commercialization of ublituximab in South Korea and Southeast Asia. Under the terms of the sublicense agreement, Ildong has been granted a royalty bearing, exclusive right, including the right to grant sublicenses, to develop and commercialize ublituximab in South Korea, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Philippines, Vietnam, and Myanmar. An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended September 30, 2021 and 2020, and approximately $114,000 for each of the nine months ended September 30, 2021 and 2020, and at September 30, 2021 and December 31, 2020, have deferred revenue of approximately $0.6 million and $0.8 million, respectively, associated with this $2.0 million payment (approximately $0.2 million of which has been classified in current liabilities at September 30, 2021 and December 31, 2020).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of ublituximab in the sublicense territory.

In January 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics, and LFB/GTC LLC, all wholly owned subsidiaries of LFB Group, relating to the development and commercialization of ublituximab. Under the license agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. As of September 30, 2021 we have incurred and paid approximately $10.0 million related to milestones. LFB Group is eligible to receive payments of up to an aggregate of approximately $31.0 million upon our successful achievement of certain clinical development, regulatory, and sales milestones, in addition to royalty payments on net sales of ublituximab at a royalty rate that escalates from mid-single digits to high-single digits. The license will terminate on a country by country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party.

TGR-1202 (Umbralisib)

In September 2014, we exercised our option to license the global rights to umbralisib, thereby entering into an exclusive licensing agreement (the Umbralisib License) with Rhizen Pharmaceuticals, SA (Rhizen) for the development and commercialization of umbralisib. Prior to this, we had been jointly developing umbralisib in a 50:50 joint venture with Rhizen.

During the nine months ended September 30, 2021, we paid Rhizen $12.0 million as part of a primary indication approval milestone for launch of product in the US in accordance with the terms of the Umbralisib License. Rhizen will be eligible to receive additional approval and sales-based milestone payments in the aggregate of approximately $175 million payable upon approval in multiple jurisdictions for up to two oncology indications and one non-oncology indication and attaining certain sales milestones. In addition, if umbralisib is co-formulated with another drug to create a new product (a New Product), Rhizen will be eligible to receive similar regulatory approval and sales-based milestone payments for such New Product. Additionally, Rhizen receives tiered royalties that escalate from high single digits to low double digits on any net sales of umbralisib and any New Product. During the three and nine months ended September 30, 2021, the Company recorded $0.1 million and $0.3 million, respectively, related to the worldwide royalty due under the Umbralisib License in cost of product revenue based on U.S. sales of UKONIQ and as of September 30, 2021, $0.1 million in royalties were payable under the Umbralisib License. Rhizen will also be eligible to participate in sublicensing revenue, if any, based on a percentage that decreases as a function of the number of patients treated in clinical trials following the exercise of the license option. Rhizen will retain global manufacturing rights to umbralisib, provided that they are price competitive with alternative manufacturers. The license will terminate on a country by country basis upon the expiration of the last licensed patent right or any other exclusivity right in such country, unless the agreement is earlier terminated (i) by us for any reason, or (ii) by either party due to a breach of the agreement.

TG-1501: PDL1 (Cosibelimab)

In March 2015, we entered into a Global Collaboration Agreement (Collaboration Agreement) with Checkpoint Therapeutics, Inc. (Checkpoint) for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. The Collaboration Agreement was amended in June 2019 and in March of 2020 we achieved the first milestone event for which we incurred expenses of zero for each of the three months ended September 30, 2021 and 2020, and zero and approximately $0.9 million for the nine months ended September 30, 2021 and 2020, respectively.

TG-1701: BTK

In January 2018, we entered into a global exclusive license agreement with Jiangsu Hengrui Medicine Co. (Hengrui), to acquire worldwide intellectual property rights, excluding Asia but including Japan, and for the research, development, manufacturing, and commercialization of products containing or comprising of any of Hengrui’s Brutons Tyrosine Kinase inhibitors containing the compounds of either TG1701 (SHR1459 or EBI1459) or TG-1702 (SHR1266 or EBI1266). Pursuant to the agreement, in April 2018, we paid Hengrui an upfront fee of $1.0 million in our common stock recorded to noncash stock expense associated with in-licensing agreements in our condensed consolidated statement of operations. In July 2019, we paid Hengrui the first milestone of $0.1 million in our common stock recorded to noncash stock expense associated with in-licensing agreements in our consolidated statement of operations. In July 2020, we paid Hengrui $2.0 million as part of a milestone in accordance with the license agreement. Hengrui is eligible to receive milestone payments totaling approximately $350 million upon and subject to the achievement of certain milestones. Various provisions allow for payments in conjunction with the agreement to be made in cash or our common stock, while others limit the form of payment. Royalty payments in the low double digits are due on net sales of licensed products and revenue from sublicenses. We incurred expenses of approximately $4.2 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $9.0 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively, the majority of which relates to manufacturing expenses of BTK. The relevant expenses are recorded in other research and development in the accompanying unaudited condensed consolidated statement of operations.

TG-1801: anti-CD47/anti-CD19

In June 2018, we entered into a Joint Venture and License Option Agreement with Novimmune SA (Novimmune) to collaborate on the development and commercialization of Novimmune’s novel first-in-class anti-CD47/anti-CD19 bispecific antibody known as TG-1801 (previously NI-1701). The companies will jointly develop the product on a worldwide basis, focusing on indications in the area of hematologic B-cell malignancies. We serve as the primary responsible party for the development, manufacturing, and commercialization of the product. Pursuant to the agreement, in June 2018 we paid Novimmune an upfront payment of $3.0 million in our common stock recorded to noncash stock expense associated with in-licensing agreements in our consolidated statement of operations. As of September 30, 2021, we have incurred approximately $2.0 million in milestone expense related to patient enrollment. Further milestone payments will be paid based on early clinical development, and the Company will be responsible for the costs of clinical development of the product through the end of the Phase 2 clinical trials, after which the Company and Novimmune will be jointly responsible for all development and commercialization costs. The Company and Novimmune will each maintain an exclusive option, exercisable at specific times during development, for the Company to license the rights to TG-1801, in which case Novimmune is eligible to receive additional milestone payments totaling approximately $185 million as well as tiered royalties on net sales in the high single to low double digits upon and subject to the achievement of certain milestones.

NOTE 9 RELATED PARTY TRANSACTIONS

In July 2015, we entered into a Shared Services Agreement (the Shared Services Agreement) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.2 million for each of the three months ended September 30, 2021 and 2020, and expenses of approximately $0.6 million for each of the nine months ended September 30, 2021 and 2020, primarily related to shared personnel.

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

OVERVIEW

TG Therapeutics is a fully integrated, commercial stage biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. In addition to an active research pipeline including five investigational medicines across these therapeutic areas, UKONIQ received accelerated approval from the FDA for the treatment of adult patients with relapsed or refractory MZL who have received at least one prior anti-CD20-based regimen and adult patients with relapsed or refractory FL who have received at least three prior lines of systemic therapies. Currently, we have three programs in Phase 3 development for the treatment of patients with RMS and patients with CLL and several investigational medicines in Phase 1 clinical development. We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

FDA Accelerated Approval of UKONIQ and Commercial Launch

On February 5, 2021, we announced that the FDA granted accelerated approval of UKONIQ for the treatment of adult patients with relapsed or refractory MZL who have received at least one prior anti-CD20 based regimen and for the treatment of adult patients with relapsed or refractory FL who have received at least three prior lines of systemic therapy. UKONIQ is the first and only, oral, once-daily, inhibitor of phosphoinositide 3 kinase (PI3K) delta and casein kinase 1 (CK1) epsilon. Accelerated approval was granted for these indications based on overall response rate (ORR) data from the Phase 2b UNITY-NHL Trial (NCT02793583). Continued approval for these indications is contingent upon verification and description of clinical benefit in a confirmatory trial. UKONIQ was granted orphan drug designations (ODD) for the treatment of MZL and FL.

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

Our Products Under Development

We have leveraged our B-cell platform to develop a robust drug pipeline of small molecule kinase inhibitors and intravenously delivered immunotherapies that leverage the patients’ own immune system. The following table summarizes our most advanced drug candidates:

Clinical Drug Candidate: (molecular target)	Initial Target Disease	Stage of Development (trial name)
Ublituximab (anti-CD20 mAb) and UKONIQ (PI3K-delta and CK1-epsilon inhibitor)	Chronic Lymphocytic Leukemia (CLL) and Relapsed or Refractory Marginal Zone Lymphoma (MZL)	Phase 3 trial (UNITY-CLL) Phase 3 trial (ULTRA-V) Phase 2b trial (UNITY-NHL)
Ublituximab (anti-CD20 mAb)	Relapsing Forms of Multiple Sclerosis (RMS)	Phase 3 trials (ULTIMATE I and II)
Cosibelimab/TG-1501 (anti-PDL1 mAb)	B-cell cancers	Phase 1 trial
TG-1701 (BTK inhibitor)	B-cell cancers	Phase 1 trial
TG-1801 (anti-CD47/CD19 bispecific mAb)	B-cell cancers	Phase 1 trial

Phase 2b and Phase 3 Clinical Trial Updates

The following are updates from our current Phase 2b and Phase 3 clinical trials:

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

●	On November 4, 2021, TG abstracts to be presented during the American Society of Hematology (ASH) 2021 annual meeting were made publicly available, which included updates from U2 cohort in patients with relapsed or refractory MZL and an update from the U2 plus bendamustine cohort in relapsed or refractory Diffuse Large B-cell Lymphoma (DLBCL).

UNITY-CLL Phase 3 Trial Evaluating UKONIQ plus Ublituximab (U2): UNITY-CLL is a global, multi-center, Phase 3, randomized, controlled clinical trial comparing the U2 combination to an active control arm of obinutuzumab plus chlorambucil in patients with both treatment-naïve and relapsed or refractory CLL. Two additional arms evaluating single-agent ublituximab and single-agent UKONIQ were also enrolled for purposes of evaluating the contribution of each drug in the U2 combination regimen. The primary endpoint for this study was progression-free survival (PFS). The study completed enrollment in October 2017 with over 600 patients across the four treatment arms, with approximately 420 patients enrolled in the U2 and the active control arms combined. This trial was conducted under a Special Protocol Assessment (SPA) with the FDA. The UNITY-CLL trial was led by John Gribben, MD, Professor of Medical Oncology, Barts Cancer Institute, United Kingdom.

●	On December 7, 2020, we presented safety and efficacy results from the UNITY-CLL trial at the ASH Annual meeting demonstrating that U2 significantly improved PFS over obinutuzumab plus chlorambucil (HR=0.54, p<0.0001) as well as ORR (p<0.001) in patients with CLL, with consistent PFS improvement across treatment naïve CLL (HR=0.48) and relapsed or refractory CLL (HR=0.60). Grade 3/4 adverse events (AEs) of clinical interest (U2 vs Obin+Chl) included elevated ALT (8.3% vs 1.0%), elevated AST (5.3% vs 2.0%), non-infectious colitis (1.9% vs 0%), infectious colitis (0.5% vs 0.5%), pneumonitis (0.5% vs 0%), rash (2.4% vs 0.5%), and opportunistic infections (5.8% vs. 1.5%).

●	Based on data from the UNITY-CLL Phase 3 trial, submissions of a Biologics License Application (BLA) and a supplemental New Drug Application (sNDA) were made for ublituximab, in combination with UKONIQ, as a treatment for patients with CLL and small lymphocytic lymphoma (SLL). The BLA and sNDA have been accepted by the FDA and a Prescription Drug User Fee Act (PDUFA) goal date of March 25, 2022 has been set for both applications.

ULTIMATE I & II Trials Evaluating Single-Agent Ublituximab in RMS: ULTIMATE I and ULTIMATE II are two independent Phase 3 trials. Each trial is a global, randomized, multi-center, double-blinded, double-dummy, active-controlled study comparing the efficacy and safety/tolerability of ublituximab (450mg dose administered by one-hour intravenous infusion every 6 months, following a Day 1 infusion of 150mg over four hours and a Day 15 infusion of 450mg over one hour) versus teriflunomide (14mg oral tablets taken once daily) in subjects with RMS. These trials were conducted under a SPA with the FDA. The ULTIMATE I and II trials were led by Lawrence Steinman, MD, Zimmermann Professor of Neurology & Neurological Sciences, and Pediatrics at Stanford University. Full enrollment was completed in October 2018, with approximately 1,100 subjects enrolled in both studies combined.

●	In April 2021, data from the ULTIMATE I and II trials were presented at the American Academy of Neurology Annual meeting. Both studies met their primary endpoint with ublituximab treatment demonstrating a statistically significant reduction in annualized relapse rate (ARR) over a 96-week period (p<0.005 in each trial). Key secondary MRI endpoints were also met.
●	In September 2021, a BLA was submitted to the FDA for ublituximab to treat patients with RMS, based on data from the ULTIMATE I and II Phase 3 trials.

ULTRA-V Phase 2/3 Trial Evaluating U2 Plus Venetoclax in CLL: The ULTRA-V Study is being conducted in two parts. The initial Phase 2 portion completed enrollment in 1Q21. The Phase 3 portion commenced at approximately the same time. The ULTRA-V trial is designed to investigate the efficacy and safety of U2 in combination with venetoclax in subjects with treatment-naïve CLL and relapsed or refractory CLL. The ULTRA-V Phase 2 trial is being led by Dr. Richard R. Furman, Morton Coleman, MD Distinguished Professor of Medicine Weill Cornell Medical College.

●	The ULTRA-V Phase 2 portion of the trial is an open-label, multi-center, clinical trial, and the primary endpoints for this study are ORR and Complete Response (CR) rate. This trial completed enrollment with approximately 165 patients.
●	The ULTRA-V Phase 3 portion of the trial is an open-label, multi-center, randomized, controlled clinical trial comparing the time-limited triple combination of U2 plus venetoclax to an active control arm of continuous U2. The Phase 3 trial includes two independent randomized cohorts of CLL subjects: a treatment-naïve cohort and a previously treated cohort, with each cohort being enrolled and evaluated independently of each other. The primary endpoint for the trial is PFS.

RESULTS OF OPERATIONS

Three months ended September 30, 2021 and 2020

Product Revenues (Net). Net product revenues represent U.S. sales from our sole commercial product, UKONIQ, which was approved by the FDA on February 5, 2021. During the three months ended September 30, 2021, net product revenues were $2.0 million. Sales allowances and accruals consisted of government rebates, patient financial assistance, distribution fees, discounts, and chargebacks. We did not have product revenues in 2020.

Cost of Product Revenue. Cost of product revenue for the three months ended September 30, 2021 was $0.3 million. Cost of product revenue primarily relates to freight and royalties owed to our licensing partner for UKONIQ sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, the manufacturing costs of UKONIQ units recognized as revenue during the three months ended September 30, 2021 were expensed prior to the February 5, 2021 FDA approval, and therefore are not included in costs of product revenue during the current period. We expect the cost of product revenue to increase in relation to product revenues as we deplete these inventories and we expect to use the remaining pre-commercialization inventory for product sales through the second quarter of 2022.

License Revenue. Our license revenues currently consist of license fees arising from our agreement with Ildong. We recognize upfront license fee revenues ratably over the estimated period in which we will have certain significant ongoing responsibilities under the sublicense agreement, with unamortized amounts recorded as deferred revenue. License revenue was approximately $38,000 for each of the three months ended September 30, 2021 and 2020 related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $4.5 million for the three months ended September 30, 2021, as compared to $4.6 million during the comparable period in 2020. The decrease in noncash compensation expense was primarily due to vesting of milestone-based grants in the prior period.

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

Other research and development expenses increased by $1.6 million to $47.4 million for the three months ended September 30, 2021, as compared to $45.8 million for the three months ended September 30, 2020. The increase in R&D expense is primarily attributable to increased headcount and ongoing late-stage clinical development programs, offset by a decrease in license milestones..

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants decreased by $14.2 million to $9.5 million for the three months ended September 30, 2021, as compared to $23.7 million for the three months ended September 30, 2020. The decrease in noncash compensation expense was primarily related to greater compensation expense during the three months ended September 30, 2020 related to restricted stock and stock options granted to executive personnel.

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

Other selling, general and administrative expenses was $25.4 million for the three months ended September 30, 2021, as compared to $11.6 million for the three months ended September 30, 2020. The increase was due primarily to increased personnel and other selling, general and administrative costs, associated with execution of the launch of UKONIQ and planning for the potential launches of U2 in CLL and ublituximab in RMS. We expect our selling, general and administrative expenses to increase for the remainder of 2021 as we continue to prepare for those potential 2022 launches.

Interest Expense. Interest expense decreased by $0.6 million to $1.0 million for the three months ended September 30, 2021, as compared to $1.6 million for the three months ended September 30, 2020. The decrease is mainly due to greater interest expense related to administrative fees in connection with contract manufacturing costs during the three months ended September 30, 2020.

Other Income. Other income was $0.5 million for the three months ended September 30, 2021, as compared to $0.2 million for the three months ended September 30, 2020. The increase is mainly due to greater interest income and an increase in the change in fair value of notes payable for the three months ended September 30, 2021. We expect our other income to remain at a comparable level for the remainder of 2021.

Nine months ended September 30, 2021 and 2020

Product Revenues (Net). Net product revenues represent U.S. sales from our sole commercial product, UKONIQ, which was approved by the FDA on February 5, 2021. During the nine months ended September 30, 2021, net product revenues were $4.3 million. Sales allowances and accruals consisted of government rebates, patient financial assistance, distribution fees, discounts, and chargebacks. We did not have product revenues in 2020.

Cost of Product Revenue. Cost of product revenue for the nine months ended September 30, 2021 was $0.6 million. Cost of product revenue primarily relates to freight and royalties owed to our licensing partner for UKONIQ sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, the manufacturing costs of UKONIQ units recognized as revenue during the nine months ended September 30, 2021 were expensed prior to the February 5, 2021 FDA approval, and therefore are not included in costs of product revenue during the current period. We expect the cost of product revenue to increase in relation to product revenues as we deplete these inventories and we expect to use the remaining pre-commercialization inventory for product sales through the second quarter of 2022.

License Revenue. Our license revenues currently consist of license fees arising from our agreement with Ildong. We recognize upfront license fee revenues ratably over the estimated period in which we will have certain significant ongoing responsibilities under the sublicense agreement, with unamortized amounts recorded as deferred revenue. License revenue was approximately $114,000 for each of the nine months ended September 30, 2021 and 2020 related to the amortization of an upfront payment of $2.0 million received in 2012 associated with our license agreement with Ildong. The upfront payment from Ildong will be recognized as license revenue on a straight-line basis through December 2025, which represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $19.1 million for the nine months ended September 30, 2021, as compared to $8.1 million during the comparable period in 2020. The increase in noncash compensation expense was primarily due to vesting of milestone-based grants, an increase in research and development personnel and the vesting of grants with a higher stock price during the nine months ended September 30, 2021, as compared to previous periods.

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

Other research and development expenses increased by $26.1 million to $140.9 million for the nine months ended September 30, 2021, as compared to $114.8 million for the nine months ended September 30, 2020. The increase in R&D expense is primarily attributable to consulting fees associated with the submission of our BLA for ublituximab in RMS, the achievement of license milestones, and increased manufacturing costs during the nine months ended September 30, 2021.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants decreased by $10.8 million to $27.9 million for the nine months ended September 30, 2021, as compared to $38.6 million for the nine months ended September 30, 2020. The decrease in noncash compensation expense was primarily related to greater compensation expense during the nine months ended September 30, 2020 related to restricted stock and stock options granted to executive personnel.

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

Other selling, general and administrative expenses was $67.8 million for the nine months ended September 30, 2021, as compared to $25.4 million for the nine months ended September 30, 2020. The increase was due primarily to increased personnel and other selling, general and administrative costs associated with execution of the launch of UKONIQ and planning for the potential launches of U2 in CLL and ublituximab in RMS. We expect our selling, general and administrative expenses to increase for the remainder of 2021 as we continue to prepare for those potential 2022 launches.

Interest Expense. Interest expense remained relatively consistent at $4.6 million for the nine months ended September 30, 2021, as compared to $5.0 million for the nine months ended September 30, 2020.

Other Income. Other income was $1.6 million for the nine months ended September 30, 2021, as compared to $0.7 million for the nine months ended September 30, 2020. The increase is mainly due to greater interest income and an increase in the change in fair value of notes payable for the nine months ended September 30, 2021. We expect our other income to remain at a comparable level for the remainder of 2021.

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

As of September 30, 2021, we had $381.4 million in cash and cash equivalents, and investment securities. We anticipate that our cash and cash equivalents, and investment securities as of September 30, 2021 will provide sufficient liquidity for more than a twelve-month period from the date of filing this Quarterly Report on Form 10Q. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, our UKONIQ commercialization efforts, preparations for the commercialization of our other drug candidates, and the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our ongoing and future operations, including the commercialization of any additional drug candidates. In addition, we may in-license additional compounds that may require upfront fees and milestone payments.

Discussion of Cash Flows

Cash used in operating activities for the nine months ended September 30, 2021 was $208.7 million as compared to $162.5 million for the nine months ended September 30, 2020. The increase in cash used in operating activities was due primarily to increased expenditures associated with execution of the launch of UKONIQ, our scale-up for manufacturing, ongoing clinical development programs and paydown of accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2021, was $3.6 million as compared to cash provided by investing activities of $27.6 million for the nine months ended September 30, 2020. The increase in net cash used in investing activities was primarily due to greater investment in short-term and long-term securities during the nine months ended September 30, 2021.

Net cash used in financing activities for the nine months ended September 30, 2021, was $14.6 million as compared to cash provided by financing activities of $276.4 million for the nine months ended September 30, 2020. The period ended September 30, 2020 included proceeds from the issuance of common stock as part of our underwritten public offering in May 2020 and our ATM program.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have one marketed product, UKONIQ, which received accelerated approval from the FDA on February 5, 2021 for the treatment of relapsed or refractory MZL in adult patients who have received at least one prior anti-CD20-based regimen and relapsed or refractory FL in adult patients who have received at least three prior lines of systemic therapy. In addition, the FDA accepted our BLA and sNDA requesting approval of ublituximab in combination with UKONIQ as a treatment for patients with CLL/SLL and set a Prescription Drug User Fee Act (PDUFA) goal date of March 25, 2022 for the BLA and sNDA, and on September 30, 2021, we announced the submission of a BLA for ublituximab for the treatment of relapsing forms of multiple sclerosis (RMS).

While we have initiated the commercial launch of UKONIQ in the U.S. and have started internal planning for potential commercialization of ublituximab, we have limited experience as a commercial company and our ability to successfully overcome the risks associated with commercializing drugs in the biopharmaceutical industry, including the risk that our products do not achieve an adequate level of acceptance, remains uncertain. UKONIQ as well as other drugs that we may bring to the market in the future, including ublituximab, may not gain market acceptance by physicians, patients, third-party payors and others in the healthcare community. If our products do not achieve an adequate level of acceptance, we may not generate significant revenues or meet our revenue projections or guidance, and we may not become profitable. The degree of market acceptance of UKONIQ, as well as any future product candidates for which we obtain approval, will depend on a number of factors, including:

●	the timing of our receipt of marketing approvals, the terms of such approvals, and the countries in which such approvals are obtained;
●	the efficacy, safety and tolerability as demonstrated in clinical trials and as compared to alternative treatments;
●	the timing of market introduction of any of our product candidates as well as competitive products;
●	the indications for which our products are approved, and other aspects of the approved labeling for such products;
●	acceptance by physicians, major operators of cancer or neurology clinics, and patients of our products as safe, tolerable and effective treatments;
●	the potential and perceived advantages or disadvantages of our products compared to alternative treatments;
●	our ability to offer our products for sale at competitive prices;
●	the availability of adequate reimbursement by third-party payors and government authorities;
●	the extent of patient cost-sharing obligations, including copays and deductibles;
●	changes in regulatory requirements by government authorities for our products;
●	relative convenience and ease of administration;
●	the prevalence and severity of side effects and adverse events;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the effectiveness of our sales and marketing efforts;
●	protecting our rights in our intellectual property portfolio;
●	our ability to maintain a reliable supply of our products that meets market demand; and
●	favorable or unfavorable publicity relating to our products or relating to the Company.

The COVID-19 pandemic continues to present a substantial global public health and economic challenge. The measures to control the virus’s spread have impacted our approach to the commercial launch of UKONIQ and may impact our ability to successfully launch ublituximab, if approved. We initiated commercial sales of UKONIQ in February 2021 in an environment in which the measures taken by state and local governments as well as hospitals and oncology clinics to control the spread of COVID-19 significantly limited our opportunities for in-person interactions, including for example, interactions with physicians, hospitals, payors, and other customers at medical congresses. As a result of COVID-19 variants, many of the interactions our field personnel have with healthcare providers and other customers continue to be virtual. We cannot ensure that remote methods will be effective or as effective as in-person interactions. Other factors related to the COVID-19 pandemic that could impact the ongoing launch and potential future launches include delays in demand due to a reduction in medical visits by patients, impacts on the healthcare system and overall economy and increases in the number of uninsured or underinsured patients. In addition, our office-based employees, consultants, vendors and certain customer segments are continuing to work remotely and many of our commercialization efforts are happening virtually. The length of time and full extent to which the COVID-19 pandemic directly or indirectly impacts our commercialization efforts depend on future developments that are highly uncertain, subject to change and are difficult to predict, including, whether, even after pandemic-related restrictions ease, there is a shift in how pharmaceutical field representatives interact with healthcare providers that could have a negative effect on our future business and operations. For a discussion of additional pandemic-related risks to our business, see below under the heading “Risks Related to the COVID-19 Pandemic”.

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

UKONIQ, and any of our product candidates for which we in the future obtain approval, may after approval be found to cause undesirable side effects that could result in significant negative consequences following commercialization.

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

The precise incidence and/or prevalence of relapsed or refractory MZL after one prior anti-CD20-based regimen, relapsed or refractory FL after three prior lines of systemic therapy, CLL, and relapsing forms of MS are unknown. Our projections of both the number of patients within our FDA-approved indications for UKONIQ and target indications for U2 in CLL/SLL and ublituximab in MS, as well as the subset of these patients who have the potential to benefit from treatment with our products, are based on estimates. These estimates are typically based on one on one and group interactions with target physicians and other sources available at the time we make the estimates, including the scientific literature, healthcare utilization databases and market research. Although we believe our estimates are reasonable, many factors may limit their accuracy. For example, the sources we use to make the estimates may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases and the number of patients may turn out to be lower than expected.

The total addressable market opportunity for UKONIQ in MZL and FL, U2 in CLL/SLL, and ublituximab in MS will ultimately depend upon, among other things, the scope of the final approved indication and other elements of the approved prescribing information, acceptance by the medical community, patient access, and drug pricing and reimbursement. The number of patients in major markets, including the number of addressable patients in those markets, may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, new patients may become increasingly difficult to identify or gain access to, or patients and physicians may choose to utilize competitive products, all of which would adversely affect our results of operations and our business.

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

For the cancer indications for which we received FDA approval of UKONIQ or for which we are developing our product candidates, there are a number of established therapies with which we will compete:

●	For the treatment of MZL, we expect UKONIQ to compete with zanubrutinib (BeiGene), ibrutinib (AbbVie and Janssen), and the combination of rituximab and lenalidomide (Bristol-Myers Squibb), as well as established treatments such as rituximab (Roche) and several generically available chemotherapies. In addition, there are investigational PI3K inhibitors being developed in MZL.
●	For the treatment of FL, we expect UKONIQ to compete with recently approved drugs such as axicabtagene ciloleucel (Gilead), obinutuzumab (Roche), idelalisib (Gilead), copanlisib (Bayer), duvelisib (Verastem), tazemetostat (Epizyme), and the combination of rituximab and lenalidomide (Bristol-Myers Squibb), and established treatments such as rituximab (Roche), and several generically available chemotherapies, many of which have FDA-approved indications for earlier lines of therapy (e.g., after two prior lines of systemic therapy) than UKONIQ. There are also several PI3K delta inhibitors in earlier stages of development for FL.
●	For the treatment of CLL, if U2 is approved, we expect the regimen to compete with recently approved drugs such as ibrutinib (AbbVie and Janssen), acalabrutinib (AstraZeneca), venetoclax (AbbVie and Roche), obinutuzumab (Roche), idelalisib (Gilead) and duvelisib (Verastem), and established treatments such as rituximab (Roche), and several generically available chemotherapies. Additionally, there are second generation BTK inhibitors similar to ibrutinib in late-stage clinical testing for CLL that could enter the market in the next 12-36 months. These agents can be used as monotherapy or in combination with one or more of the other agents.
●	In addition, a number of pharmaceutical companies are developing antibodies and bispecific antibodies targeting CD20, CD19, CD47 and other B-cell associated targets, chimeric antigen receptor T-cell (CAR-T) immunotherapy, and other B-cell ablative therapy which, if approved, would potentially compete with U2 and UKONIQ.

For Multiple Sclerosis for which we are developing ublituximab, there are a number of established therapies with which we will compete:

●	If ublituximab is approved, we expect ublituximab will primarily compete against other CD20-targeted agents, while the group of CD20-targeted agents will also compete broadly against a number of already approved MS therapies. Currently, there are two anti-CD20 monoclonal antibodies approved, ocrelizumab (Roche) and ofatumumab (Novartis).

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

The regulations that govern regulatory approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the drug candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the drug candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more products, even if our product candidates obtain marketing approval. Eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. In addition, if we are successful in obtaining FDA approval for ublituximab for the treatment of CLL/SLL and MS, we will need to identify and execute a pricing strategy that takes into account the value of the product in each indication independently to realize the product’s full potential in both indications. If we are unable to identify and execute such a strategy, the pricing of ublituximab across indications may not be optimal, which may have a material adverse impact on the sales in one or both of the indications and on our overall business.

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

We have made and continue to make significant investments in our commercial organization and infrastructure. We have hired and continue to hire marketing, sales, and medical support personnel and have built processes and systems to support the commercialization of UKONIQ in the U.S. We are expanding our commercialization team and infrastructure in planning for the potential commercial launches of U2 in CLL/SLL and ublituximab in MS prior to knowing whether the FDA will accept or approve the necessary regulatory submissions. It is possible that either or both FDA approvals are unexpectedly delayed or are not received at all. In either case we will incur delays that may impede or significantly delay our ability to generate revenue and at the same time will incur significant expenses. If this were to occur, it would have a material adverse effect on the Company.

There are risks involved with establishing our own sales, marketing, and other commercialization capabilities. For example, recruiting and training a sales force are expensive and time-consuming and could delay any drug launch. If the commercial launch of a product candidate (e.g., U2 in CLL/SLL or ublituximab in MS) for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize UKONIQ and our product candidates on our own and generate product revenues include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
●	the costs and time associated with the initial and ongoing training of sales and marketing personnel on the applicable disease states, products, competitors, and legal and regulatory compliance matters;
●	the inability of sales personnel to obtain access to physicians or to effectively promote UKONIQ or any future drugs;
●	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
●	our ability to maintain a healthcare compliance program including effective mechanisms for compliance monitoring; and
●	unforeseen costs and expenses associated with creating a sales and marketing organization.

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

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in January 2012. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking pre-clinical studies and clinical trials, commercializing our only marketed product UKONIQ, which received FDA approval in February 2021, and preparing for potential commercialization of ublituximab. We are transitioning from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Since inception, we have focused our efforts and financial resources on clinical trials, manufacturing of our drug candidates, and preparing to support a commercial product. To date, we have financed our operations primarily through public offerings of our common stock and a debt financing. Since inception, we have incurred significant operating losses. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. Other than the FDA approval of UKONIQ, we have not obtained marketing approval for any of our product candidates, which are in preclinical or clinical development stages. We expect to continue to incur significant research and development expenses in connection with continuing our existing clinical trials and beginning additional clinical trials. In addition, we expect to continue to incur significant sales, marketing and outsourced-manufacturing expenses as we commercialize UKONIQ and plan for the possible commercialization of ublituximab in CLL/SLL and RMS, if approved. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate substantial revenue.

 To date, we have not generated any significant revenue from our product sales, and it is uncertain when and if we will generate any significant revenue from the sale of our products in the future. Furthermore, no assurance can be given that we will meet revenue projections or guidance. To obtain significant and sustained revenues and meet our revenue projections or guidance, we must succeed, either alone or with others, in (i) developing and obtaining regulatory approval for our product candidates, including ublituximab, and for additional indications of UKONIQ; and (ii) manufacturing and marketing our products and product candidates. Accordingly, we do not expect to generate significant and sustained revenue unless and until we obtain marketing approval of ublituximab and additional indications of UKONIQ and/or one of our other product candidates. Our ability to generate significant and sustained revenue or meet revenue projections or guidance depends on a number of factors, including, but not limited to, our ability to:

●	successfully complete clinical trials that meet their clinical endpoints;
●	initiate and successfully complete all safety, pharmacokinetic, biodistribution, and non-clinical studies required to obtain U.S. and foreign marketing approval for our product candidates;
●	obtain approval from the FDA and foreign equivalents to market and sell our product candidates, including ublituximab in CLL /SLL and RMS, and maintain FDA approval of UKONIQ for relapsed or refractory MZL and FL;
●	establish commercial manufacturing capabilities with third parties that are satisfactory to the regulatory authorities, cost effective, and that are capable of providing commercial supply of our product candidates, or, in the case of UKONIQ, maintain these capabilities;
●	expand on our commercial infrastructure to commercialize ublituximab, our other product candidates, and additional indications of UKONIQ, if approved, by increasing the size of our sales force and commercialization infrastructure and/or entering into collaborations with third parties; and
●	achieve market acceptance of UKONIQ and our product candidates, if approved, in the medical community and with third-party payors.

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

While this timing is our current estimate, the amount and timing of our future funding requirements will depend on many factors, including, but not limited to, the following:

●	the progress of our clinical trials, including expenses to support the trials and milestone payments that may become payable under our license agreements;
●	developments relating to the COVID-19 pandemic in the U.S. and around the world;
●	the costs and timing of regulatory approvals;
●	the costs and timing of clinical and commercial manufacturing supply arrangements for each product and product candidate;
●	the costs of expanding our sales, distribution, and other commercialization capabilities;
●	the success of the commercialization of UKONIQ and any product candidates, if approved;
●	our ability to establish and maintain strategic collaborations, including licensing and other arrangements;
●	the costs involved in enforcing or defending patent claims or other intellectual property rights; and
●	the extent to which we in-license or invest in other indications or product candidates.

As a result, significant additional funding will be required. Additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned preclinical studies and clinical trials or obtain approval of any of our product candidates from the FDA or any foreign regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales, marketing and medical educational efforts that are required for successful commercialization of UKONIQ, ublituximab (if approved), or any of our other product candidates and otherwise forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which would have a dilutive effect to stockholders. Currently, other than UKONIQ, our products are investigational and have not been approved by the FDA or any foreign regulatory authority for sale. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from sales of UKONIQ in the U.S., cash on hand and amounts raised in future offerings or financings. Accordingly, our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in the early stages of commercial operations and the competitive environment in which we operate.

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

In February 2019, we entered into a Loan and Security Agreement (the Loan Agreement), with Hercules Capital, Inc., a Maryland corporation (Hercules) (see Note 6 to our consolidated financial statements for more information). Under the Loan Agreement, Hercules will provide access to term loans with an aggregate principal amount of up to $60.0 million (the Term Loan). Concurrently with the closing of the Loan Agreement, we borrowed an initial tranche of $30.0 million. As of September 30, 2021, we had outstanding obligations of $16.0 million under the Loan Agreement. In addition, we have short-term liabilities of approximately $10.9 million with a contract manufacturing organization (CMO) for the scale-up, tech-transfer, and long-term supply of one of our drug candidates. To date, this CMO has provided payment terms which we believe are reasonable. No assurance can be given that such terms will continue to be available to us in the future.

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

Other reasons that the FDA or regulatory authorities around the world may delay, limit or deny approval of a product candidate, include:

●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is tolerable and effective for an indication;
●	the FDA may not accept clinical data from trials conducted by individual investigators or in countries where the standard of care is potentially different from that of the United States;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies and/or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA, NDA or other marketing authorization submission to obtain regulatory approval in the United States or elsewhere;
●	the FDA or comparable foreign regulatory authorities may not approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators currently contract for clinical supplies and plan to contract for commercial supplies;
●	during the course of review, the FDA or foreign regulatory authorities may raise issues and request or require additional preclinical, clinical, chemistry, manufacturing, and control (CMC), or other data and information, and the development and provision of these data and information may be time consuming. We may not be able to generate the data within the time period necessary to obtain approval within the established regulatory review timelines, such as by a PDUFA goal date or at all to satisfy the FDA or foreign regulatory authorities;

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; or
●	interruptions or delays in the operations of the FDA and foreign regulatory authorities as a result of the COVID-19 pandemic may negatively impact review, inspection, and approval timelines.

Even if we succeed in obtaining regulatory approval, the FDA may require post-marketing studies, including additional clinical trials such as those necessary to assess drug interactions or activity of a product in specific populations which also may be costly. For example, as part of the accelerated approval of UKONIQ for relapsed or refractory MZL and FL, continued approval for those indications is contingent upon verification and description of clinical benefit in a confirmatory trial. The outcomes of post-marketing studies may also impact product labeling and therefore there can be no guarantee that the product attributes contained in the initial prescribing information will be maintained as future studies produce data.  This includes, without limitation, additional results from studies evaluating drug-drug interactions and patients with certain comorbidities (e.g., hepatic or renal impairment or cardiac risks) among others that may restrict the use of an approved product in select populations or introduce dose modifications or contraindicated concomitant medications that have the potential to impact the utility of a product  or its perceived product profile among prescribers.  Post-marketing studies may also lead to the introduction of new warnings in the product prescribing information.  For example, post-marketing studies may lead to the addition of a boxed warning for UKONIQ.  The inclusion of a boxed warning or other required warning language or the addition of limitations to the use of the product within the indicated population could significantly impact our ability to successfully market our product candidates. Finally, the FDA may require adoption of a REMS program requiring prescriber training or a post-marketing registry or may restrict the marketing and dissemination of our products. Any requirements to conduct post-approval studies or fulfill special post-approval requirements could impact our ability to commercialize our product candidates and increase our costs.

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

Ublituximab as monotherapy received orphan drug designation from the FDA for the treatment of MZL (nodal and extranodal) in September 2013, for the treatment of CLL in August 2010, and received orphan drug designation by the EMA for the treatment of CLL in November 2009. We also obtained orphan drug designation for umbralisib as monotherapy for the treatment of CLL in August 2016, all three types of MZL (nodal, extranodal and splenic) in April 2019, and FL in March 2020. In January 2017, we announced that the FDA granted orphan drug designation covering the combination of ublituximab and umbralisib for the treatment of patients with CLL and DLBCL. As part of our business strategy, we may seek orphan drug designation for our other drug candidates; however, we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States, the European Union, and the United Kingdom, may designate drugs for relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Orphan drug designations are required to be maintained through annual reporting and are subject to re-evaluation. Based on the evolving data and development plans for our product candidates and changing incidence and prevalence rates for our intended indications, there can be no guarantee that we will be able to successfully maintain our orphan drug designations for any of our products.

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

Many of our Phase 3 and registration-directed clinical trials such as UNITY-CLL, UNITY-NHL and ULTIMATE I and II utilize international clinical research sites, including sites in eastern European countries. We work with what we believe are reputable CROs and clinical research sites in conducting our studies internationally. Nevertheless, there can be heightened challenges to monitoring and oversight of global clinical trials and sponsors are subject to the risk that fraud, misconduct, incompetence, unexpected patient variability and other issues affecting the reliability, quality, and outcome of studies. The geographic variability of the recent COVID-19 pandemic also introduces increased risk in the conduct of clinical research in certain countries and territories where vaccination rates and available standard of care anti-viral therapy varies significantly.  Such problems, if they were to occur, could negatively impact trial results, and depending on the circumstances and scope of concerns could potentially even prevent a trial from being useful or acceptable for regulatory approval. If such events were to occur with respect to any of our trials (and in particular with respect to registration-directed studies), they would have a substantial negative impact on our business.

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

Many of our product candidates are currently manufactured in relatively small batches for use in pre-clinical and clinical studies. Process improvements implemented to date have changed, and process improvements in the future may change, the activity and/or analytical profile of the product candidates, which may affect the safety and efficacy of the products. For instance, the manufacturing process for ublituximab has undergone several process improvements during the clinical trial process which have resulted in analytical differences between the materials. Such process improvements continued during the conduct of the Phase 3 study and materials from more than one manufacturing process were utilized in the Phase 3 UNITY-CLL trial and the Phase 3 ULTIMATE I and II trials. While analytical differences exist between those materials, we do not believe the differences will alter the safety or efficacy profile of ublituximab. However, it is possible that additional and/or different adverse events may appear among patients exposed to drug product manufactured under one process compared to the other, or that adverse events may arise with greater frequency, intensity and duration among patients exposed to drug product manufactured under one process compared to the other. Additionally, the efficacy of ublituximab may also be negatively impacted by such process changes. Given the uncertainty of the impact on product specifications, quality and performance, process improvements made during Phase 3 development carry a higher level of risk than those made prior to Phase 3 development. If there are significant differences in product attributes between the two materials, we may need to conduct additional analyses of the Phase 3 study(ies) to confirm that there is no difference in safety or efficacy between the product made by each process in order to allow us to utilize data from all enrolled patients, as well as be able to integrate clinical safety and/or efficacy results across studies to support any potential marketing application. There can be no assurance given that such analyses will be successful in demonstrating that there are no clinical differences between these drug products, which could substantially impact the approvability of the combination of UKONIQ and ublituximab based on the results of the UNITY-CLL study. In such circumstances, that would have a material adverse effect on the Company.

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

Beyond the ACA, there has been increasing legislative, regulatory and enforcement interest with respect to prescription drug pricing practices. With the election of President Biden and changes in make-up of the Senate following the 2020 election, we face uncertainties with respect to executive and legislative actions relating to drug pricing. Proposals that may garner bipartisan legislative support or become legislation through reconciliation include adding a cap on out-of-pocket spending under Medicare Part D, authorizing Medicare to negotiate certain drugs covered by Medicare Parts D and B directly with manufacturers, and imposing limits on increases in drug prices. In addition, President Biden may take executive action to introduce new drug pricing models and other drug pricing initiatives. The Biden Administration also may propose substantial changes to the U.S. healthcare system, including expanding government-funded health insurance options. We are uncertain of the impact or outcome of potential Executive Orders, rescission of rules and policy statements, or new legislation, especially any relative impact on the healthcare regulatory and policy landscape, or the impact they may have on our business. We expect drug pricing will continue to be a focus of the Biden Administration. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In the U.S., to help patients who have no or inadequate insurance coverage of UKONIQ, we have a patient support program that we administer in conjunction with a patient support program vendor and other third parties. There has been heightened governmental scrutiny over the scope of patient support programs and the manner in which drug manufacturers and their vendors operate such programs. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws, regulations, or evolving government guidance on patient support programs. A government investigation, regardless of its outcome, could impact our business practices, harm our reputation, divert attention of management, increase our expenses and reduce availability of assistance to patients. If we or our vendors are deemed to fail to comply with relevant laws, regulations or government guidance in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions.

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

The starting materials, intermediates, API/drug substance, and drug product used in many of our drug candidates are currently supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain starting materials, intermediates, API/drug substance, and drug product for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. It is expected that many of our manufacturing partners will be sole source suppliers from single site locations for the foreseeable future. Various raw materials, components, and testing services required for our products may also be single sourced. We are not certain that our single-source suppliers will be able to supply sufficient quantities of their products or on the timelines necessary to meet our needs, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers, our relative importance as a customer to those suppliers, international political conflicts that may impact trade or the supply chain within a particular region, public health emergencies such as the COVID-19 pandemic or natural disasters that may cause those suppliers to stop work for a period of time or lead to a sudden increase in demand for selected materials resulting in short-term unavailability of such materials. If any of our suppliers ceases its operations for any reason or is unable or unwilling to supply starting materials, intermediates, API/drug substance, and drug product in sufficient quantities or on the timelines necessary to meet our needs, it could significantly and adversely affect our business, the supply of our drug candidates and our financial condition. In addition, if our current or future supply of any of our products or product candidates should fail to meet specifications during its stability program there could be a voluntary or mandatory product recall if the product is approved and, even in the absence of a recall, there could be significant interruption of our supply of drug, which would adversely affect the clinical development and commercialization of the product.

Although COVID-19 has not had a material adverse effect on our supply chain to date, no assurance can be given that it will not in the future if the situation persists or worsens. UKONIQ is manufactured in India, ublituximab is manufactured in South Korea, and TG-1701 is manufactured in China. Each of these countries continues to be, or has been, subject to government-imposed quarantines and travel restrictions due to the COVID-19 pandemic, which, in some cases, have resulted in reduced operations at manufacturing and research locations and time-limited shutdowns. India, for example, experienced a surge of Covid-19 infections in April and May 2021. Our contract manufacturers for UKONIQ and ublituximab are continuing operations at varying levels of capacity. We have worked closely with our contract manufacturer for UKONIQ to plan for anticipated commercial supply needs. We also are working closely with our contract manufacturer for ublituximab to plan for our anticipated commercial supply needs if we are successful in obtaining FDA approval of the product. We will continue to monitor the situation very closely with our suppliers in impacted regions.

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

Currently, the composition of matter patent for ublituximab and UKONIQ are granted in both the United States and EU, among other countries. A method of use patent covering the combination of ublituximab and UKONIQ has also been granted in the United States, Europe, Japan, and several other territories. Additionally, several method of use patents for ublituximab and UKONIQ in various indications and settings have also been applied for but have not yet been issued or have been issued in certain territories but not under all jurisdictions in which such applications have been filed. There can be no guarantee that any patents for which an application has already been filed, nor any patents filed in the future, for cosibelimab, TG-1701 and TG-1801 or for our pre-clinical product candidates will be granted in any or all jurisdictions in which they were filed, or that all claims initially included in such patent applications will be allowed in the final patent that is issued. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents, or what the scope of an issued patent may ultimately be.

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

Expanding our business will increase our operating needs. As of September 30, 2021, we had 365 full -time employees, and we expect to continue to increase our number of employees and expand the scope of our operations. Our management and medical, commercial, and scientific personnel, systems and facilities currently in place may not be adequate to support our anticipated future growth. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. To accommodate growth, additional physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our business.

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

In addition, to protect the health of our workforce, starting in March 2020 we asked our office-based employees to work remotely. Although many of the social distancing guidelines and capacity restrictions have been lifted, our office-based employees have continued to work remotely as we plan for office reopening. Third parties on which we rely may also be continuing to use remote working arrangements that they had implemented in response to COVID-19. Our increased reliance on personnel working remotely may negatively impact productivity, including our ability to monitor clinical trials, prepare regulatory applications, and conduct data analysis, or disrupt, delay, or otherwise adversely impact our business. In addition, remote working could increase our cybersecurity risk and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, manufacturing sites, research or clinical trial sites and contractors.

Our ability to successfully commercialize UKONIQ, and any of our product candidates for which we in the future obtain regulatory approval, also may be adversely impacted by restrictions and safety measures instituted due to COVID-19. For example, reduced access to healthcare providers and institutions as a result of COVID-19 safety protocols has impacted our commercialization activities, including, the manner in which our field teams engage with healthcare providers and facilities. Our compliance monitoring and oversight of interactions and communications with HCPs, payors, and other stakeholders also has been impacted by the remote work environment.

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

Volatility in the price of our common stock may subject us to securities and shareholder derivative litigation, which could cause us to incur substantial costs and divert management’s attention, financial resources and other company assets.

In the past, securities class action and shareholder derivative litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. Past lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve, and will divert our management’s attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of these and other suits, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.

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

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2021.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2021.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2021.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2021.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: November 8, 2021	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer