Form 10-K
period 2021-12-31
TG THERAPEUTICS, INC.
filed 2022-03-01
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

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

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $4,935,702,168 as June 30, 2021, based on the closing sale price of such stock as reported on the NASDAQ Capital Market.

There were 142,817,329 shares of the registrant’s common stock, $0.001 par value, outstanding as of February 23, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

Auditor Name: KPMG LLPAuditor Location: New York, NYAuditor Firm ID: 185

TG THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements about:

●	our ability to obtain regulatory approvals for our product candidates, including ublituximab in combination with UKONIQ® (umbralisib) (U2) in chronic lymphocytic leukemia (CLL) and small lymphocytic lymphoma (SLL) and ublituximab in relapsing forms of multiple sclerosis (RMS) and our ability to maintain regulatory approval of UKONIQ in relapsed/refractory (R/R) marginal zone lymphoma (MZL) and follicular lymphoma (FL);
●	our ability to expand and maintain our commercial infrastructure to successfully launch, market and sell U2 in CLL and ublituximab in RMS if we obtain regulatory approval in the future;
●	the success of the ongoing commercialization of UKONIQ and potential commercialization of ublituximab or any future products or combinations of products, including the anticipated rate and degree of market acceptance and pricing and reimbursement;
●	the initiation, timing, progress and results of our pre-clinical studies and clinical trials, including, without limitation, UNITY-CLL Phase 3 clinical trial, ULTIMATE I and II Phase 3 extension trial, UNITY-NHL Phase 2b clinical trial, and ULTRA-V Phase 2/3 clinical trial;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to establish and maintain contractual relationships, on commercially reasonable terms, with third parties for manufacturing, distribution and supply, and a range of other support functions for our clinical development and commercialization efforts;
●	the implementation of our business model, strategic plans for our business, drug candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and product candidates;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	our ability to maintain and establish collaborations and enter into strategic arrangements, if desired;
●	our ability to meet any of our financial projections or guidance, including without limitation short and long-term revenue projections or guidance and changes to the assumptions underlying those projections or guidance;
●	our financial performance and cash burn management; and
●	developments relating to our competitors and our industry.

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

Risks Related to the Development and Commercialization of U2 and UKONIQ (umbralisib)

●	We face substantial uncertainty regarding whether the U.S. Food and Drug Administration (FDA) will approve U2 and whether we will be able to maintain approval of UKONIQ in its currently marketed indications in light of the FDA’s plan to hold an ODAC meeting in March or April 2022 to discuss the benefit-risk of U2 in CLL and SLL and the benefit risk of UKONIQ in R/R FL and MZL. If we are unable to obtain regulatory approval for U2 or if we are unable to maintain current approvals of UKONIQ, our business will be materially harmed. Even if the FDA approves U2, our ability to successfully commercialize and generate revenue from UKONIQ and U2 may be adversely impacted by the recent regulatory developments.
●	In January 2022, the FDA placed selected Company clinical trials, investigating U2 and UKONIQ in CLL and NHL, on a partial clinical hold in light of concerns about the benefit-risk profile. Our business will be adversely affected if the clinical hold cannot be favorably resolved in a timely manner or if such regulatory concerns lead to more burdensome clinical or preclinical studies that cause significant delay or expense in the research or development of U2 or UKONIQ.

Risks Related to Commercialization

●	We have limited experience as a commercial company, and the marketing and sale of UKONIQ or any future approved products, including U2 in CLL and ublituximab in RMS, may be less successful than anticipated.
●	The COVID-19 pandemic and related response measures to control it have impacted our sales and marketing efforts for UKONIQ and could have an adverse impact on our commercial launch of ublituximab, if approved.
●	If UKONIQ or, if approved, U2 in CLL or ublituximab in RMS do not achieve broad market acceptance among physicians, patients, payors, and the medical community, the revenues that we generate from product sales will be limited.
●	If the market opportunities for UKONIQ and future products for which we may receive approval, including U2 in CLL or ublituximab in RMS, are smaller than we estimate or if any approval that we obtain is based on a narrower patient population or the labeling includes warnings or limitations that are not acceptable to patients or healthcare providers, our revenue will be adversely affected.
●	We face substantial competition for treatments for our target indications, which may result in others commercializing drugs before or more successfully than we do, resulting in the reduction or elimination of our commercial opportunity.
●	If we are unable to establish additional commercial capabilities and infrastructure to support a potential launch in CLL or RMS or expansion into geographies outside the U.S., we may be unable to generate sufficient revenue to sustain our business.
●	Product liability lawsuits could cause us to incur substantial liabilities and limit product commercialization.

Risks Related to our Financial Position and Need for Additional Capital

●	We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.
●	We will need to raise substantial additional funding. If we are unable to raise capital when needed, we will be forced to delay, reduce, or eliminate some of our drug development programs or commercialization efforts.
●	Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

Risks Related to Drug Development and Regulatory Approval

●	If we are unable to obtain regulatory approval for our product candidates and ultimately cannot commercialize one or more of them, or experience significant delays in doing so, our business will be materially harmed.
●	Our products and product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or significantly limit their commercial profile following marketing approval, if any.
●	Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be impacted, as more patient data or additional endpoints are analyzed.
●	Any product candidates we may advance through clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays, or prevent the receipt of the required approvals. Although we have received orphan drug designation for UKONIQ and for some of our drug candidates for specified indications and may seek additional orphan drug designations, we may be unsuccessful in obtaining or maintaining the benefits associated with orphan drug status.

Risks Related to Governmental Regulation of the Pharmaceutical Industry

●	We are subject to extensive regulation, including new legislative and regulatory proposals, that may increase our compliance costs and adversely affect our ability to market our products, obtain collaborators and raise capital.
●	If we fail to comply with various healthcare laws and regulations, we may incur losses or be subject to liability.
●	If we fail to comply with regulatory requirements, any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties.

Risks Related to our Dependence on Third Parties

●	If the third parties on which we rely to conduct our clinical trials and generate clinical, preclinical and other data necessary to support our regulatory applications do not perform their services as required, we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.
●	Our reliance on third parties for commercial and clinical supply of our products and product candidates increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
●	Because we have in-licensed our products and product candidates from third parties, any dispute with or non-performance by our licensors will adversely affect our ability to develop and commercialize the applicable product.

Risks Related to Intellectual Property

●	Our success depends upon our ability to obtain and protect our intellectual property, and if the scope of our patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.
●	Our patent protection could be reduced or eliminated for non-compliance with various procedural and other requirements imposed by governmental patent agencies.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
●	If we or our partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.
●	If we are unable to protect the confidentiality of our trade secrets, our business may be significantly harmed.

Risks Related to COVID-19

●	Public health issues, and specifically the pandemic caused by COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.
●	Patients and healthcare providers have raised concerns that immunosuppressive products, like anti-CD20 antibodies and other B-cell targeted agents, may increase the risk of acquiring COVID-19 or lead to more severe complications upon infection. These concerns may impact the commercial potential for ublituximab and other immunosuppressive products that we have in development.

General Risks Related to Our Business Organization and Governance, Strategy, Employees and Growth Management

●	We will need to develop and expand our business, and we may encounter difficulties in managing this development and expansion.
●	Our ability to continue our clinical development and commercialization activities will depend on our ability to attract and maintain key management and other personnel.
●	Certain of our executive officers, directors and other stockholders own more than 5% of our outstanding common stock and may be able to influence our management and the outcome of matters submitted to shareholders for approval.
●	Certain anti-takeover provisions in our charter documents and Delaware law could make a third-party acquisition more difficult, which could limit the price investors might be willing to pay for our common stock.
●	Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit and could subject us to securities and shareholder derivative litigation.

The foregoing is only a summary of some of our risks. These and other risks are discussed more fully in the section entitled “Risk Factors” in Part II, Item IA and elsewhere in this Annual Report on Form 10-K (our Risk Factors).

PART I

Unless the context requires otherwise, references in this report to “TG,” “Company,” “we,” “us” and “our” refer to TG Therapeutics, Inc. and our subsidiaries. Our name, logo and UKONIQ are trademarks or tradenames of TG Therapeutics, Inc. All other trademarks, service marks or other tradenames appearing in this Annual Report on Form 10-K are the property of their respective owners.

ITEM 1. BUSINESS.

OVERVIEW

TG Therapeutics is a fully-integrated, commercial stage biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. In addition to an active research pipeline including five investigational medicines across these therapeutic areas, we have received accelerated approval from the U.S. Food and Drug Administration (FDA) for UKONIQ® (umbralisib), for the treatment of adult patients with relapsed or refractory marginal zone lymphoma who have received at least one prior anti-CD20-based regimen and relapsed or refractory follicular lymphoma who have received at least three prior lines of systemic therapies. Currently, we have three programs in Phase 3 development for the treatment of patients with relapsing forms of multiple sclerosis (RMS) and patients with chronic lymphocytic leukemia (CLL) and several investigational medicines in Phase 1 clinical development. We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

FDA Accelerated Approval and U.S. Launch of UKONIQ

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

Following FDA approval, we launched UKONIQ, making it available to patients through a distribution network that includes a specialty pharmacy and specialty distributors. Payor coverage of UKONIQ and inclusion in the NCCN guidelines have been consistent with the FDA-approved indications. We are committed to helping patients access their prescription for UKONIQ through the TG Patient Support Program, which we launched following the approval of UKONIQ.

Regulatory Developments related to UKONIQ in Combination with Ublituximab (U2) in CLL and UKONIQ in R/R MZL and FL

In March 2021, we submitted a Biologics License Application (BLA) for ublituximab in combination with UKONIQ for the treatment of adult patients with chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL) based on the results of the UNITY-CLL Phase 3 study. In May 2021, we submitted a supplemental New Drug Application (sNDA) for UKONIQ to add an indication for CLL and SLL in combination with ublituximab. Both the BLA and sNDA for U2 in CLL and SLL were accepted for filing, with a Prescription Drug User Fee Act (PDUFA) goal date of March 25, 2022 for both applications.

In November 2021, we received notification from the FDA that it planned to host a meeting of the Oncologic Drugs Advisory Committee (ODAC) in connection with its review of the pending BLA/sNDA for U2 for the treatment of adult patients with CLL and SLL. The FDA’s concern giving rise to the ODAC meeting stems from an early analysis of overall survival from the UNITY-CLL trial, which showed a possible increased risk of death in patients receiving U2 compared to the control arm of obinutuzumab plus chlorambucil. The potential questions and discussion topics for the ODAC include: the benefit-risk of the U2 combination for the treatment of CLL or SLL, including the preliminary OS analysis, rates of serious adverse events, rates of dose discontinuations due to adverse events, and rates of dose modifications from the UNITY-CLL trial, and the benefit-risk of UKONIQ for R/R MZL and FL, each of which has been raised as a concern by the FDA.

Due to the concerns that prompted the ODAC meeting, the FDA also placed select clinical trials investigating U2 and its components in CLL and NHL, on partial clinical hold in January 2022. Most studies included in the partial clinical hold were already closed to new enrollment or were on had been placed on administrative hold to new enrollment by the Company prior to the time the FDA imposed the partial clinical hold.

Registration Directed Clinical Trial Updates:

In 2021, we continued to advance our late-stage pipeline in hematology and multiple sclerosis. The below are recent updates from our current registration directed clinical trials. Currently clinical trials enrolling CLL or NHL patients to U2 or its components are on partial clinical hold.

Hematology:

●	UNITY-NHL Phase 2b Trial: UNITY-NHL is a broad, multicenter, open-label, Phase 2b registration-directed clinical trial designed to evaluate the efficacy and safety of UKONIQ monotherapy and UKONIQ plus ublituximab (U2) combinations in patients with previously treated non-Hodgkin’s lymphoma (NHL).
o	In December 2021, TG presented data from the UNITY-NHL trial during the American Society of Hematology (ASH) 2021 annual meeting which included updates from the U2 cohort in patients with relapsed or refractory MZL and an update from the U2 plus bendamustine cohort in relapsed or refractory Diffuse Large B-cell Lymphoma (DLBCL).

●	UNITY-CLL Phase 3 Trial Evaluating Umbralisib plus Ublituximab (U2): UNITY-CLL is a global, multi-center, Phase 3, randomized, controlled clinical trial comparing the U2 combination to an active control arm of obinutuzumab plus chlorambucil in patients with both treatment naive and relapsed or refractory CLL. The primary endpoint for this study is progression free survival (PFS).
o	The UNITY-CLL trial met its primary endpoint, demonstrating that U2 significantly improved PFS over obinutuzumab plus chlorambucil (HR=0.54, p<0.0001) as well as ORR (p<0.001) in patients with CLL; with consistent PFS improvement across subgroups, including treatment naïve CLL (HR=0.48) and relapsed/refractory CLL (HR=0.60). These data, as well as additional sub-analyses from the UNITY-CLL trial were presented at major medical meetings in 2021.
●	ULTRA-V Phase 2/3 Trial Evaluating U2 plus Venetoclax in CLL: The ULTRA-V study is being conducted in two parts. The ULTRA-V Phase 2 trial is designed to investigate the efficacy and safety of U2 in combination with venetoclax in subjects with treatment-naïve CLL and relapsed or refractory CLL, while the Phase 3 trial will compare U2 vs U2 plus venetoclax in the same population.
o	The Phase 2 portion completed enrollment of approximately 165 patients in early 2021. The Phase 3 portion commenced at approximately the same time.

Multiple Sclerosis:

●	ULTIMATE I & II Trials Evaluating Single Agent Ublituximab in RMS: ULTIMATE I and ULTIMATE II are two independent Phase 3 trials. Each trial is a global, randomized, multi-center, double-blinded, double-dummy, active-controlled study comparing the efficacy and safety/tolerability of ublituximab (450mg dose administered by one hour intravenous infusion every 6 months, following a Day 1 infusion of 150mg over four hours, and a Day 15 infusion of 450mg over one hour) to teriflunomide (14mg oral tablets taken once daily) in subjects with relapsing forms of Multiple Sclerosis (RMS).
o	In April 2021, data from the ULTIMATE I & II trials were presented for the first time at the American Academy of Neurology Annual meeting. Both studies met their primary endpoint with ublituximab treatment demonstrating a statistically significant reduction in annualized relapse rate (ARR) over a 96-week period

(p<0.005 in each trial). Key secondary MRI endpoints were also met. Additional data from these trials has been presented at various other medical meetings.
o	On December 14, 2021, we announced that the FDA accepted a BLA for ublituximab as a treatment for patients with RMS. The FDA set a PDUFA goal date of September 28, 2022 and notified the Company that it is not currently planning to hold an advisory committee meeting to discuss this application.

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

STRATEGY

As a fully-integrated, commercial stage biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases, our key corporate objectives include:

●	Successfully commercializing UKONIQ in the U.S. for relapsed or refractory MZL and FL;
●	Obtaining FDA approval for U2 in CLL and SLL, and ublituximab in RMS;
●	Preparing for additional commercial launches and scaling commercialization capabilities to ensure, if approved, broad access to patients for the approved indications for umbralisib and ublituximab;
●	Developing U2 in NHL as well as in combination with other novel agents for CLL;
●	Advancing cosibelimab (TG-1501), TG-1701, and TG-1801 through clinical development and defining potential regulatory paths for these drug candidates either as single agents and in combination with umbralisib, ublituximab, and/or U2;
●	Building upon the MS clinical program to develop ublituximab in additional MS indications and other autoimmune diseases;
●	Continuing to expand our pipeline with mechanisms of importance to B-cell mediated diseases;
●	Evaluating potential strategic collaborations to maximize the value of our programs and B-cell directed platform; and
●	Maintaining our “patient first” culture as we grow our business.

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

Marginal Zone Lymphoma Overview

MZL comprises a group of indolent (slow growing) mature B-cell non-Hodgkin lymphomas (NHLs). MZL is generally considered a chronic and incurable disease. MZL is the second most common form of indolent NHL and accounts for approximately 10.6% of all NHL cases. More than 8000 new cases of MZL are expected in the US in 2021, with approximately 6000 patients with R/R MZL on therapy each year. MZL consists of three different subtypes: extranodal MZL of the mucosal-associated lymphoid tissue (MALT), nodal marginal zone lymphoma (NMZL), and splenic marginal zone lymphoma (SMZL).

Follicular Lymphoma Overview

FL is typically an indolent form of NHL that arises from B-lymphocytes. It is the most common form of NHL. FL is generally not curable and is considered a chronic disease, as patients can live for many years with this form of lymphoma. FL accounts for approximately 17.1% of all NHL cases. More than 13,000 new cases of FL are expected in the US in 2021, with ~12,500 patients with relapsed/refractory (R/R) FL on therapy each year.

Chronic Lymphocytic Leukemia Overview

Chronic lymphocytic leukemia (CLL) is the most common type of adult leukemia in the US. It is projected to represent 11% of all newly diagnosed hematological malignancies. About 195,000 Americans are living with CLL, and the prevalence is predicted to rise due to an aging population, high survival rates, and improved outcomes with novel treatments. The incidence of CLL has also increased in the last 20 years and is disproportionately affecting the elderly. It is estimated that there will be 21,250 new cases in 2021.

Multiple Sclerosis Overview

Relapsing multiple sclerosis (RMS) is a chronic demyelinating disease of the central nervous system (CNS) and includes people with relapsing-remitting multiple sclerosis (RRMS) and people with secondary progressive multiple sclerosis (SPMS) who continue to experience relapses. RRMS is the most common form of multiple sclerosis (MS) and is characterized by episodes of new or worsening signs or symptoms (relapses) followed by periods of recovery. MS is the most prevalent chronic inflammatory disease of the CNS. It is estimated that nearly 1 million people are living with MS in the United States and over 2.3 million people world-wide are living with MS.

OUR PRODUCTS UNDER DEVELOPMENT

We have leveraged our B-cell platform to develop a robust drug pipeline of both targeted orally available, potent and selective small molecule kinase inhibitors and intravenously delivered “off-the-shelf” immunotherapies that leverage the patient’s own immune system to fight cancer. We currently license worldwide development and commercial rights, subject to certain limited geographical restrictions, for all of our pre-clinical and clinical programs. The following table summarizes the current clinical trial status for our most advanced drug candidates as of February 2022.

Clinical Drug Candidate: (molecular target)	Initial Target Disease	Stage of Development (trial name)
U2: Ublituximab (anti-CD20 mAb) and UKONIQ (PI3K-delta and CK1-epsilon inhibitor)	Chronic Lymphocytic Leukemia (CLL) and Relapsed or Refractory Marginal Zone Lymphoma (MZL)	Phase 3 trial (UNITY-CLL) Phase 3 trial (ULTRA-V) Phase 2b trial (UNITY-NHL)
Ublituximab (anti-CD20 mAb)	Relapsing Forms of Multiple Sclerosis (RMS)	Phase 3 trials (ULTIMATE I and II)
Cosibelimab/TG-1501 (anti-PDL1 mAb)	B-cell cancers	Phase 1 trial
TG-1701 (BTK inhibitor)	B-cell cancers	Phase 1 trial
TG-1801 (anti-CD47/CD19 bispecific mAb)	B-cell cancers	Phase 1 trial

Ublituximab Overview

Ublituximab is an investigational glycoengineered monoclonal antibody that targets a unique epitope on CD20-expressing B-cells. When ublituximab binds to the B-cell it triggers a series of immunological reactions including antibody-dependent cellular cytotoxicity (ADCC) and complement dependent cytotoxicity (CDC), leading to destruction of the cell. Additionally, ublituximab is uniquely designed to lack certain sugar molecules normally expressed on the antibody. Removal of these sugar molecules, a process called glycoengineering, has been shown to enhance the potency of ublituximab, especially the ADCC activity.

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

In February 2021, we obtained accelerated approval of UKONIQ by the FDA for the treatment of adult patients with relapsed or refractory MZL who have received at least 1 prior anti-CD20-based regimen and adult patients with relapsed or refractory FL who have received at least 3 prior lines of systemic therapy. Both indications were approved based on overall response rate observed in the UNITY-NHL trial. Continued approval for these indications may be contingent upon verification and description of clinical benefit in a confirmatory trial.  Shortly after receiving approval, we initiated our commercial launch of UKONIQ in the United States. We have staffed, trained and prepared a commercialization team comprising a field force of sales representatives and medical affairs professionals with deep experience in hematology.

Current Phase 3 or Registration-Directed Clinical Trials for Ublituximab and Umbralisib:

The below are the current Phase 3 trials and registration-directed clinical trials of umbralisib and ublituximab. Select CLL and NHL trials are currently on partial clinical hold. (See discussion of UNITY-CLL below for more information on the partial clinical hold).

UNITY-NHL Phase 2b Trial: UNITY-NHL is a broad, multicenter, open-label, Phase 2b registration-directed clinical trial designed to evaluate the efficacy and safety of umbralisib monotherapy and U2 combinations in patients with previously treated NHL.

●	UNITY-NHL MZL Single Agent Umbralisib Cohort: The MZL cohort enrolled adult patients who had at least one prior line of therapy that included an anti-CD20 monoclonal antibody. This cohort was designed to evaluate the safety and efficacy of single agent umbralisib and the primary endpoint was ORR as determined by Independent Review Committee (IRC) assessment. Secondary endpoints included safety, duration of response, and progression-free survival (PFS).

In April 2019, the FDA granted orphan drug designation to umbralisib for the treatment of patients with any of the three types of marginal zone lymphoma (MZL): nodal, extranodal, and splenic MZL.

In March 2021, results from the UNITY-NHL Phase 2b trial were published in the Journal of Clinical Oncology The results from the MZL single agent cohort supported the FDA approval of UKONIQ in this indication.

●	UNITY-NHL FL/SLL Single Agent Umbralisib Cohort: The FL/SLL cohort enrolled adult patients who had two or more prior lines of therapy that included an anti-CD20 monoclonal antibody and an alkylating agent. In October 2019, we announced that the FL patients within this cohort met the primary endpoint of ORR as determined by Independent Review Committee (IRC) for all treated follicular lymphoma patients (n=118). In March 2020, the FDA granted orphan drug designation to umbralisib, for the treatment of patients with FL. As noted above, in March 2021, results from the UNITY-NHL Phase 2b trial were published in the Journal of Clinical Oncology. The results from the FL single agent cohort supported the FDA approval of UKONIQ in this indication.
●	UNITY-NHL Additional Cohorts: There are additional exploratory cohorts of the UNITY-NHL trial.
●At ASH 2021, we presented data from a cohort of relapsed or refractory (R/R) MZL patients who were treated with the U2 combination. A total of 72 R/R MZL patients were enrolled. Patients had a median of 2 prior lines of therapy (range 1 - 9), with 25% refractory to their immediate prior therapy. Overall Response Rate (ORR) by independent review committee (IRC) was 70%, with 21% complete response (CR) rate (n=71). Median duration of response (DOR) was not reached at a median follow up of 20 months. Grade 3/4 AEs of clinical interest included diarrhea (13%), neutropenia (18%), ALT/AST increased (15%) and non-infectious colitis (2.8%).
●At ASH 2021, we also presented data from a cohort of R/R diffuse large B-cell lymphoma (DLBCL). A total of 226 patients were treated within this cohort, 30 patients received umbralisib monotherapy, 66 patients received U2, and 130 patients received U2 plus bendamustine. IRC assessed response rates included: 43% ORR and 17% CR for U2 plus bendamustine triple combination (n=130); 32% ORR and 11% CR for U2 double combination (n=66); 13% ORR and 3% CR for umbralisib monotherapy (n=30). IRC assessed median duration of response (DOR) was 3 months for umbralisib monotherapy, 28 months for U2 combination, and 8 months for U2 plus bendamustine. Both U2 and U2 + bendamustine demonstrated a manageable safety profile. Grade 3/4 AEs of special interest occurring in the U2 group (n=66) included ALT/AST increased (12%), non-infectious colitis (2%), diarrhea (2%), neutropenia (11%) and pneumonitis (2%). Grade 3/4

AEs of special interest occurring in the U2 plus bendamustine group (n=130) included ALT/AST increased (5%), non-infectious colitis (2%), diarrhea (7%), neutropenia (27%), pneumonitis (1%) and rash (2%).

UNITY-CLL Phase 3 Trial Evaluating Umbralisib plus Ublituximab (U2): UNITY-CLL is a global Phase 3 randomized controlled clinical trial that includes two key objectives: first, to demonstrate contribution of each agent in the ublituximab plus umbralisib regimen (the combination sometimes referred to as "U2"), and second, to demonstrate superiority in PFS over the standard of care to support the submission for full approval of the combination. The study randomized patients into four treatment arms: ublituximab plus umbralisib, ublituximab alone, umbralisib alone, and an active control arm of obinutuzumab plus chlorambucil. The primary endpoint for this study is progression free survival (PFS). The UNITY-CLL trial is being led by John Gribben, MD, professor of Medical Oncology, Barts Cancer Institute, United Kingdom. The study completed enrollment in October 2017 with over 600 patients across the four treatment arms, with approximately 420 patients in the U2 arm and the active control arm combined.

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

In May 2020, we announced the UNITY-CLL trial met the primary endpoint of improved PFS (p<.0001), and the trial would be stopped early for superior efficacy observed at the interim analysis.

In October 2020, we announced the FDA granted Fast Track designation to the combination of ublituximab and umbralisib for the treatment of adult patients with CLL. The FDA previously granted Orphan Drug Designation (ODD) covering ublituximab in combination with umbralisib for the treatment of CLL.

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

Based on data from the UNITY-CLL Phase 3 trial, submissions of a Biologics License Application (BLA) and a supplemental New Drug Application (sNDA) were made for ublituximab, in combination with UKONIQ, as a treatment for patients with CLL and small lymphocytic lymphoma (SLL). The BLA and sNDA have been accepted by the FDA and a Prescription Drug User Fee Act (PDUFA) goal date of March 25, 2022 was set for both applications.

On November 30, 2021, we announced the FDA notified the Company that it plans to host a meeting of the Oncologic Drugs Advisory Committee (ODAC) in connection with its review of the pending BLA/sNDA. The FDA’s concern giving rise to the ODAC meeting appears to stem from an early preliminary analysis of overall survival (OS) from the UNITY-CLL trial which showed an imbalance in favor of the control arm (HR: 1.23), though the result was not statistically significant. However, when excluding deaths related to COVID-19, the two arms were approximately balanced (HR: 1.04) with again no statistically significant difference between the treatment groups with regard to overall survival. Further, we shared that the FDA notified us that potential questions and discussion topics for the ODAC include: the benefit-risk of the U2 combination in the treatment of CLL or SLL, and the benefit-risk of UKONIQ in relapsed/refractory marginal zone lymphoma (MZL) or follicular lymphoma (FL). In addition, as part of the benefit-risk analysis, the FDA has raised concerns regarding the overall safety profile of the U2 regimen, including adverse events (serious and Grade 3-4), discontinuations due to adverse events, and dose modifications, all of which are expected to be reviewed as part of the ODAC.  The date of the ODAC meeting has not yet been determined, although the FDA has stated that it is targeting holding the ODAC meeting in March or April 2022. Given this timing, we believe it is unlikely that the FDA will make a decision on the BLA/sNDA by the PDUFA goal date of March 25, 2022.

On January 27, 2022, we shared that we were nearing completion of a submission to the FDA of updated OS analyses from the UNITY-CLL Phase 3 trial that showed an improvement from the preliminary data originally shared with the FDA in November 2021. The original preliminary OS Hazard Ratio (HR) and the updated information were as of the same data cutoff of September 2021. On January 27, 2022, we also shared that the FDA imposed a partial clinical hold on select studies of U2 and its components for CLL and NHL. As a result of the partial clinical hold, no new patients may be enrolled to the select CLL/NHL studies identified by the FDA, however patients on these studies who are deriving clinical benefit can continue on therapy. The partial clinical hold appears to be based on the same concerns that gave rise to the previously disclosed ODAC meeting and not based on any new information provided by the Company to the FDA. Most studies included in the partial clinical hold were previously closed to new enrollment or were on Company administrative hold to new enrollment.

On February 3, 2022, the FDA released a Drug Safety Communication in which it announced that it is investigating a possible increased risk of death with UKONIQ based on the same concerns that gave rise to the previously disclosed ODAC meeting and not based on any new information provided by the Company to the FDA. In the Drug Safety Communication, the FDA stated that it is re-evaluating the benefit-risk profile of UKONIQ for its approved indications. The FDA encouraged healthcare providers to review patients’ progress on UKONIQ and discuss with them the risks and benefits of continuing UKONIQ in the context of other available treatments. The communication also encouraged patients to speak with their healthcare providers about the risks and benefits of UKONIQ and possible alternative treatments.

ULTRA-V Phase 2/3 Trial Evaluating U2 plus Venetoclax in CLL: The ULTRA-V trial is open-label, multicenter, registration-directed clinical trial designed to investigate the efficacy and safety of U2 combined with venetoclax in subjects with treatment naïve and relapsed or refractory CLL. The study is being conducted in two parts. The initial Phase 2 portion completed enrollment of approximately 165 patients in 1Q 2021. The Phase 3 portion commenced at approximately the same time. The ULTRA-V trial is being led Dr. Richard R. Furman, Morton Coleman, MD Distinguished Professor of Medicine Weill Cornell Medical College.

The ULTRA-V Phase 2 portion of the trial is an open-label, multi-center, clinical trial, evaluating the efficacy and safety of U2 combined with venetoclax in patients with treatment naïve and relapsed or refractory CLL. The primary endpoints for this study are ORR and Complete Response (CR) rate.

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

ULTIMATE I & II Trials Evaluating Single Agent Ublituximab in RMS: ULTIMATE I and ULTIMATE II are two independent Phase 3 trials. Each trial is a global, randomized, multi-center, double-blinded, double-dummy, active-controlled study evaluating the efficacy and safety/tolerability of ublituximab (450mg dose administered by one hour intravenous infusion every six months, following a Day 1 infusion of 150mg over four hours, and a Day 15 infusion of 450mg over one hour) to teriflunomide (14mg oral tablets taken once daily) in subjects with RMS. The primary endpoint for each study is ARR following 96 weeks of treatment. This program is being led by Lawrence Steinman, MD, George A. Zimmermann Professor and Professor of Pediatrics, Neurology and Neurological Sciences at Stanford University.

In August 2017, we reached an agreement with the FDA regarding a SPA on the design of the ULTIMATE I and ULTIMATE II trials, for the treatment of RMS. The SPA provides agreement that the two Phase 3 trial designs adequately address objectives that, if met, would support the regulatory submission for approval of ublituximab in RMS.

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

In December 2020, we announced positive topline results from the ULTIMATE I & II trials. Both studies met their primary endpoint of significantly reducing ARR over a 96-week period (p<0.005 in each study) with ublituximab demonstrating an ARR of <0.10 in each of the studies. Relative reductions of approximately 60% and 50% in ARR over teriflunomide were observed in ULTIMATE I & II, respectively.  Key secondary MRI endpoints were also met.

In April 2021, data from the ULTIMATE I & II trials were presented for the first time at the American Academy of Neurology Annual meeting. Additional data from these trials has been presented at various other medical meetings.

On December 14, 2021, we announced that the FDA accepted a BLA for ublituximab as a treatment for patients with RMS. The FDA set a PDUFA goal date of September 28, 2022 and notified the Company that it is not currently planning to hold an advisory committee meeting to discuss this application.

Current Early-Stage Clinical Development of Ublituximab and Umbralisib

●	Phase 1/2 Study of Umbralisib, Ublituximab and Venetoclax in patients with relapsed or refractory CLL – In September 2021, we presented data from patients with relapsed/refractory CLL treated with the triple therapy combination of ublituximab, umbralisib and venetoclax during the XIX International Workshop on Chronic Lymphocytic Leukemia (iwCLL). The regimen was administered with 3 cycles of U2 as induction in cycles 1 through 3, U2 plus venetoclax in cycles 4, 5 and 6, followed by umbralisib plus venetoclax in cycles 7 through 12 in patients with relapsed or refractory (R/R) CLL. Patients with centrally confirmed undetectable minimal residual disease (uMRD) in the bone marrow after cycle 12 were permitted to stop all therapy, while MRD detectable patients continued on single agent umbralisib. 47 patients have now been treated as of the data cutoff with 57% of patients previously exposed to a BTK inhibitor. Best Overall Response Rate (ORR) was 100% amongst evaluable patients (n=46), including 37% complete response (CR) rate. At cycle 12, 91% of patients (n=34) achieved undetectable minimal residual disease (uMRD) in the peripheral blood (PB), and 72% of patients (n=32) achieved uMRD in the bone marrow (BM). At a median follow up of 24.5 months, median progression-free survival has not been reached. Grade 3/4 adverse events (AEs) occurring in >5% of patients were neutropenia (28%), leukopenia (15%), lymphocytopenia (15%), infusion related reactions (9%), diarrhea (9%), and anemia (6%). No TLS events were observed during venetoclax administration.

●	Phase 1 Study of TG-1701, a Once-Daily BTK inhibitor, as a Single Agent and in Triple Combination with Umbralisib and Ublituximab in patients with relapsed or refractory NHL and CLL – In December 2021, we presented data from patients with relapsed/refractory NHL and CLL treated with TG-1701 monotherapy and the triple therapy combination of TG-1701, umbralisib and ublituximab during the ASH annual meeting and exposition. A total of 135 patients with R/R CLL or B-cell lymphoma were included in this presentation, with patients receiving 200 mg of TG-1701 in a dose-expansion cohort (n=61), 300 mg of TG-1701 in a CLL dose-expansion cohort (n=20), TG-1701 in combination with U2 in a dose escalation cohort (TG-1701 doses ranging from 100 – 300 mg once daily and umbralisib at either 600 mg or 800mg) (n=21), and a triple combination expansion cohort of 100mg of TG-1701 plus U2 (400 mg of umbralisib) (n=33). Overall Response Rate (ORR) and Complete Response (CR) outcomes included: 100% ORR observed in the CLL 300 mg QD TG-1701 monotherapy expansion cohort at a median follow up of 13.8 months (n=19); 95% ORR observed in the CLL 200 mg QD TG-1701 monotherapy expansion cohort at a median follow up of 20 months (n=20); 86% ORR, including 19% CR rate, observed in the 1701+U2 dose escalation cohort (using doses of 100 mg to 300 mg QD of TG-1701) at a median follow up of 20.2 months (n=21); 83% ORR, including 6% CR rate, observed in the 1701+U2 dose expansion cohort (using 100 mg QD of TG-1701 and 400 mg QD of umbralisib) at a median follow up of 2.7 months (n=18). Grade 3/4 AEs occurring in patients treated with 200 mg QD of TG-1701 (n=61) and 300 mg QD of TG-1701 (n=20), respectively, included neutropenia (8%, 20%), ALT increased (3%, 5%), AST increased (2%, 5%) and anemia (5%, 0%). Grade 3/4 AEs occurring in patients treated with the triple combination in the U2 plus TG-1701 expansion cohort (100 mg QD TG-1701 plus 400 mg QD of umbralisib; n=19) and U2 plus TG-1701 escalation cohort (100 mg to 300 mg QD; n=21), respectively, included neutropenia (16%, 19%), ALT increased (5%, 19%), and AST increased (5%, 14%). At the time of data cut-off, no patients had discontinued treatment due to a treatment-related adverse event across all cohorts.
●	Phase 2 Study Evaluating the Addition of Ublituximab and Umbralisib (U2) to Ibrutinib in Patients with Chronic Lymphocytic Leukemia (CLL): A Minimal Residual Disease (MRD)-Driven, Time-Limited Approach-Limited Approach – In December 2021 at the ASH annual meeting we presented data from this trial which utilized an “add-on” approach, where the combination of umbralisib and ublituximab (U2) was added to therapy in patients who were on ibrutinib for greater than 6 months and had detectable minimum residual disease (MRD). Patients who achieve undetectable MRD (uMRD) or those who completed 24 cycles of therapy with detectable MRD stop all therapy and enter a period of treatment-free observation (TFO). Patients with clinical progression during TFO are eligible for re-treatment with the U2 + ibrutinib combination. 28 patients with chronic lymphocytic leukemia (CLL) were enrolled, with 27 evaluable for efficacy. Patients were on ibrutinib for a median of 21 months (range 7-67) prior to study entry. 77% of evaluable patients achieved uMRD, with a median time to first uMRD of 7.4 months. Grade 3/4 AEs included diarrhea (4%), hypertension (7%), ALT/AST increased (4%) and COVID-19 (4%).
●	Phase I/II Study of Umbralisib (TGR-1202), Ublituximab (TG-1101), and Pembrolizumab in Patients with Relapsed or Refractory Chronic Lymphocytic Leukemia and Richter’s Transformation: 5-Year Follow-up – In September 2021 we presented data from this trial at the XIX iwCLL conference. A total of 20 patients with R/R CLL or Richter’s Transformation (RT) were treated with the triple combination of ublituximab, umbralisib, and pembrolizumab. Patients with CLL received 2 cycles of the U2 regimen before pembrolizumab was added for an additional 4 cycles, followed by umbralisib maintenance. Patients with RT received U2 + pembrolizumab for the first 4 cycles, followed by U2 maintenance. Twenty patients were evaluable for safety (11 CLL patients and 9 RT patients) and 19 were evaluable for efficacy (11 CLL and 8 RT). The triple combination was well tolerated, with immune mediated toxicities not appearing above what would be expected with either umbralisib or pembrolizumab alone. Grade 3/4 AEs occurring in >20% of patients (n=20) include, neutropenia (45%), thrombocytopenia (15%), ALT increase (15%), leukopenia (10%), nausea (5%), fatigue (5%), and anemia (5%). In this heavily pre-treated cohort with a median of 2 (1-9) prior lines of therapy: 91% ORR in patients with R/R CLL (n=11); 83% ORR in BTK refractory CLL patients (n=6), with 4 of 5 responders achieving a response to U2 alone at the patient’s first efficacy assessment, prior to the addition of pembrolizumab; % ORR in patients with RT (n=8), including 25% CR.

Early Pipeline Overview and Clinical Development

TG-1501 (Cosibelimab) Overview

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

 Cosibelimab is currently being evaluated in ongoing studies of patients with select solid tumors, by our licensor.

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

We are currently evaluating TG-1701 in a Phase 1, multi-center, dose-escalation clinical trial in patients with B-cell malignancies. This trial is designed to evaluate the safety and tolerability of TG-1701 alone and in combination with U2 in adults with B-cell malignancies and determine the recommended Phase 2 dose. Key secondary objectives include evaluation of pharmacokinetics (PK), pharmacodynamics, and preliminary anticancer activity. Data from this trial was most recently presented at ASH 2021 (described above).

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

In the first quarter of 2019, we commenced a Phase 1 first-in-human, dose-escalation study of TG-1801. This study is evaluating escalating doses of TG-1801 in patients with B-Cell lymphoma. The primary objective of the study is to determine the recommended Phase

2 dose and to characterize the safety profile of TG-1801. Key secondary objectives are to evaluate the pharmacokinetics of TG-1801 and its preliminary anticancer activity

In the first half of 2021, we commenced a second Phase 1 study of TG-1801 in the US to continue dose optimization as monotherapy and in combination with ublituximab. Enrollment in this study is ongoing.

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

We also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors. This knowledge, trade secrets, proprietary information and experience we call “know-how.” To help protect our proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our employees and consultants. There can be no assurance, however, that we can prevent unauthorized disclosure or use of our trade secrets, know-how and proprietary information despite the existence of confidentiality agreements.

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

We, or those companies from which we have licensed our drug candidates, file patent applications directed to our drug candidates in an effort to establish intellectual property positions regarding these new chemical entities as well as uses of these new chemical entities in the treatment of diseases. We also file patent applications directed to novel combinations of our drugs together and with drugs developed by others. The intellectual property portfolios for our most advanced drug candidates as of February 2022 are summarized below. Each of these portfolios contains one or more pending patent applications covering our products and product candidates and uses and combinations thereof. For those patents, prosecution is in progress. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO is often significantly narrowed by the time they issue, if they issue at all. This may be the case with respect to our pending patent applications referred to below.

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

Pursuant to these regulations, ublituximab received Orphan Drug Designation from the FDA for the treatment of MZL (Nodal and Extranodal) in September 2013, for the treatment of CLL in August of 2010, and Orphan Drug Designation by the European Medicines Agency (EMA) for the treatment of CLL in November of 2009.

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

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. An application for a patent term extension for

UKONIQ has been submitted, and we intend to apply for, or work with our licensing partners to apply for, patent term extensions for any products approved by the FDA in the future, depending on the factors involved in the development program and filing and review of the relevant NDA or the BLA.

Also, under the Hatch-Waxman Amendments, drugs that are new chemical entities (NCEs) are eligible for a five-year period of non-patent marketing exclusivity in the United States. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The Hatch-Waxman Amendments also provide three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations. During this period, FDA will not approve an application filed by a third party for the protected conditions of use that relies on any of the data from the new clinical investigations that was submitted by the innovator company. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA that does not rely on the innovator company’s data.

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created a 12-year period of data exclusivity for innovator biologics. FDA therefore cannot approve a biosimilar application relying on data for a specific reference product until 12 years after the reference product is first licensed. BLA supplements are not eligible for any additional exclusivity. The objectives of the BPCIA are conceptually similar to those of the Hatch-Waxman Act described above. The implementation of an abbreviated approval pathway for biological products is under the direction of the FDA. Since the enactment of the BPCIA, the FDA has issued several draft guidance’s for industry related to the BPCIA, addressing scientific, quality and procedural issues relevant to an abbreviated application for a biosimilar product. As of December 2021, the FDA had approved 33 biosimilar applications.

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

Ublituximab

LFB Biotechnologies S.A.S, GTC Biotherapeutics, LFB/GTC LLC.

In January 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics, and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development and commercialization of ublituximab. Under the license agreement, we have acquired the exclusive worldwide rights for the development and commercialization of ublituximab. As of December 31, 2021, we paid LFB Group approximately $7.0 million related to the achievement of certain milestones under the license agreement. LFB Group is eligible to receive payments of up to an aggregate of approximately $31.0 million upon our successful achievement of certain clinical development, regulatory and sales milestones, in addition to royalty payments on net sales of ublituximab at a royalty rate that escalates from mid-single digits to high-single digits. The license will terminate on a country by country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party.

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

UKONIQ (umbralisib)

In September 2014, we exercised our option to license the global rights to umbralisib, thereby entering into an exclusive licensing agreement (the Umbralisib License) with Rhizen Pharmaceuticals, S A (Rhizen) for the development and commercialization of umbralisib. Prior to this, we had been jointly developing umbralisib in a 50:50 joint venture with Rhizen.

Under the terms of the TGR-1202 License, Rhizen received a $4.0 million cash payment and 371,530 shares of our common stock as an upfront license fee. For the year ended December 31, 2021, we paid Rhizen $12.0 million as part of a primary indication approval milestone for launch of product in the US in accordance with the terms of the Umbralisib License. Rhizen will be eligible to receive additional approval and sales-based milestone payments in the aggregate of approximately $175 million payable upon approval in multiple jurisdictions for up to two oncology indications and one non-oncology indication and attaining certain sales milestones. In addition, if umbralisib is co-formulated with another drug to create a new product (a New Product), Rhizen will be eligible to receive similar regulatory approval and sales-based milestone payments for such New Product. Additionally, Rhizen receives tiered royalties that escalate from high single digits to low double digits on any net sales of umbralisib and any New Product. Rhizen shall also be eligible to participate in sublicensing revenue, if any, based on a percentage that decreases as a function of the number of patients treated in clinical trials following the exercise of the license option. Rhizen will retain global manufacturing rights to umbralisib, provided that they are price competitive with alternative manufacturers. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or any other exclusivity right in such country, unless the agreement is earlier terminated (i) by us for any reason, or (ii) by either party due to a breach of the agreement.

Cosibelimab

In March 2015, we entered into a global collaboration (the Collaboration) with Checkpoint Therapeutics, Inc. (Checkpoint) for the development and commercialization of Checkpoint’s anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies with an option to acquire rights in autoimmune diseases. These antibodies were generated at Dana-Farber Cancer Institute (Dana-Farber). In June 2019, we amended our Collaboration Agreement with Checkpoint to cover additional licenses necessary to continue the development of the anti-PD-L1 and anti-GITR research programs. Under the terms of the initial Collaboration, we made an up-front payment of $0.5 million, and upon entering into the amended agreement, made an additional payment of $1.0 million. In March 2020, we achieved the first milestone event, and we subsequently paid Checkpoint $1.0 million as part of this milestone. Under the terms of the amended agreement, we will make development and sales-based milestone payments up to an aggregate of approximately $110 million and will pay a tiered low double-digit royalty on net sales. The royalty term will terminate on a country by country basis upon the later of (i) ten years after the first commercial sale of any applicable licensed product in such country, or (ii) the expiration of the last-to-expire patent held by Dana Farber containing a valid claim to any licensed product in such country.

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

Under the terms of the license agreement, Ligand received 125,000 shares of our common stock as an upfront license fee. Ligand will also be eligible to receive maximum potential milestone payments of approximately $207.0 million upon the achievement of specific clinical, regulatory and commercial milestone events. Additionally, Ligand will be entitled to royalties on our future net sales of licensed products containing IRAK4 inhibitors. The basic royalty rate for licensed products covered by Ligand's issued patents will be 6% for annual sales of up to $1 billion and 9.5% for annual sales in excess of that threshold. The license will terminate on a country by country basis upon the expiration of the last licensed patent right or 10 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated by either party due to a breach of the agreement in the event of the insolvency of the other party.

TG-1601 (BET)

In May 2016, as part of a broader agreement with Jubilant Biosys (Jubilant), we entered into a sub-license agreement (JBET Agreement) with Checkpoint for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies. The BET inhibitor program is the subject of a family of patents covering compounds that inhibit BRD4, a member of the BET (Bromodomain and Extra Terminal) domain for cancer treatment. Our BET inhibitor program is currently in pre-clinical development.

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

For the cancer indications for which we received FDA approval of UKONIQ or for which we are developing U2 and our other product candidates, there are a number of established therapies with which we will compete:

●	For the treatment of MZL, we expect UKONIQ to compete with zanubrutinib (BeiGene), ibrutinib (AbbVie and Janssen), and the combination of rituximab and lenalidomide (Bristol-Myers Squibb), as well as established treatments such as rituximab (Roche) and several generically available chemotherapies. In addition, there are investigational PI3K inhibitors being developed in MZL.
●	For the treatment of FL, we expect UKONIQ to compete with recently approved drugs such as axicabtagene ciloleucel (Gilead), obinutuzumab (Roche), tazemetostat (Epizyme), and the combination of rituximab and lenalidomide (Bristol-Myers Squibb), and established treatments such as rituximab (Roche), and several generically available chemotherapies, many of which have FDA-approved indications for earlier lines of therapy (e.g., after two prior lines of systemic therapy) than UKONIQ. There are also PI3K delta inhibitors in earlier stages of development for FL.
●	For the treatment of CLL, if U2 is approved, we expect the regimen to compete with approved drugs such as ibrutinib (AbbVie and Janssen), acalabrutinib (AstraZeneca), venetoclax (AbbVie and Roche), obinutuzumab (Roche), idelalisib (Gilead) and duvelisib (Secura Bio, Inc.), and established treatments such as rituximab (Roche), and several generically available chemotherapies. Additionally, there are second generation BTK inhibitors similar to ibrutinib in late-stage clinical testing for CLL that could enter the market. These agents can be used as monotherapy or in combination with one or more of the other agents.
●	In addition, a number of pharmaceutical companies are developing antibodies and bispecific antibodies targeting CD20, CD19, CD47 and other B-cell associated targets, chimeric antigen receptor T-cell (CAR-T) immunotherapy, and other B-cell ablative therapy which, if approved, would potentially compete with U2 and UKONIQ.

For Multiple Sclerosis for which we are developing ublituximab, there are a number of established therapies with which we will compete:

●	If ublituximab is approved, we expect ublituximab will primarily compete against other CD20-targeted agents, while the group of CD20-targeted agents will also compete broadly against a number of already approved MS therapies. Currently, there are two anti-CD20 monoclonal antibodies approved, ocrelizumab (Roche) and ofatumumab (Novartis).

Cosibelimab, TG-1701 and TG-1801 if approved will also face competition from drugs on the market and under development in the same therapeutic class as each of those drugs.

Additional information can be found under Item “1A - Risk Factors – Other Risks Related to Our Business” within this report.

SUPPLY AND MANUFACTURING

We have limited experience in manufacturing products for clinical or commercial purposes. We currently do not have any manufacturing capabilities of our own. We have established a contract manufacturing relationship for the supply of ublituximab with Samsung Biologics. For the supply of umbralisib, Rhizen has established contract manufacturing relationships as part of our licensing agreement. As with any supply program, obtaining pre-clinical and clinical materials of sufficient quality and quantity to meet the requirements of our development programs cannot be guaranteed and we cannot ensure that we will be successful in this endeavor.

Process improvements and other changes are common during clinical development to accommodate raw material and component variability, enhance productivity and/or accommodate different or larger equipment utilized during the scale-up process required for commercial manufacture. These types of incremental process changes have been made during clinical development for both TG’s small and large molecule programs. For example, our UNITY-CLL Phase 3 clinical trial contains ublituximab produced from both a pre-commercial process and the current commercial process. While there are some analytical differences between the two materials, we do not expect those differences to have an effect on the clinical performance of ublituximab. The primary difference is that the commercial process has resulted in further enhancement to the ADCC effect, potentially enhancing potency. We will analyze the Phase 3 data to ensure that the materials are substantially similar in performance. If there are material differences in safety or efficacy, we may need to adjust our statistical analysis of the Phase 3 study, which could impact the approvability of the U2 combination in CLL.

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

In addition, sponsors may also apply to the FDA for Breakthrough Therapy Designation (BTD). The procedures and requirements for BTD are similar to those required for Fast Track such that the Breakthrough Therapy Designation is intended to expedite the development and review of a potential new drug for serious or life-threatening diseases, however, with BTD, there is a further requirement that the sponsor present “preliminary clinical evidence” which “indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.” The designation of a drug as a Breakthrough Therapy was enacted as part of the 2012 Food and Drug Administration Safety and Innovation Act.

In January 2019, we announced that the FDA granted Breakthrough Therapy Designation for umbralisib for the treatment of adult patients with marginal zone lymphoma (MZL) who have received at least one prior anti-CD20 regimen based on interim results from a subset of patients from the MZL cohort of the UNITY-NHL clinical trial.

Sponsors of drugs granted Fast Track or breakthrough therapy designation also may seek approval under the FDA’s accelerated approval regulations. Under this authority, the FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely, based on epidemiologic, therapeutic, pathophysiologic, or other evidence, to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. To obtain accelerated approval a sponsor must be able to demonstrate the drug candidate treats a serious condition, provides a meaningful advantage over other available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. Many companies have filed for accelerated approval and have subsequently failed to obtain such approval for a variety of reasons. To the extent a product does obtain an accelerated approval, such approval will be subject to the requirement that the applicant study the drug further in a post-marketing confirmatory clinical trial to verify and describe its clinical benefit where there is uncertainty as to the relation of the surrogate endpoint to clinical benefit or uncertainty as to the relation of the observed clinical benefit to ultimate outcome. Accelerated approval is sometimes referred to as conditional approval because if the results of these confirmatory clinical trials fail to verify clinical benefit, the FDA has the right to remove the drug from the market and has done so in the recent past. Post-marketing confirmation studies are usually underway at the time an applicant files the NDA. When required to be conducted, such post-marketing confirmation studies must also be adequate and well-controlled. The applicant must carry out any such post-marketing confirmation studies with due diligence. Completing the required post-approval clinical studies as designed can be difficult, especially as the treatment landscape evolves. For example, the challenges in completing such studies have prompted some companies with products that received accelerated approval for relapsed or refractory FL to withdraw that indication (e.g., duvelisib (December 2021), idelalisib (January 2022)).

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

In addition, the post-marketing discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and may require the implementation of other risk management measures.

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

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The Biden administration has indicated that lowering prescription drug prices is a priority and has proposed a number of measures to do so, including allowing the federal government to negotiate prices for some high-cost drugs covered under Medicare Part B and Part D, requiring inflation rebates to limit annual increases in drug prices in Medicare and private insurance, and capping out-of-pocket spending for Medicare Part D enrollees.  Although the fate of these proposals remains uncertain, we expect that additional U.S. federal healthcare reform measures could be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in additional pricing pressures and reduced demand for any of our products that receive marketing approval.

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

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposes reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit annual reports to the Centers for Medicare & Medicaid Services, which publicly posts the data on its website. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

In addition, we may be subject to state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Protection Act, or CCPA, which went into effect on January 1, 2020, established a privacy framework for covered businesses by creating an expanded definition of personal information, data privacy rights for consumers in California, and a potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA was recently amended by the California Privacy Rights Act (CPRA), expanding certain consumer rights such as the right to know. It remains unclear what, if any, additional modifications will be made to these laws by the California legislature or how these laws will be interpreted and enforced. The potential effects of the CCPA and CPRA are significant and may cause us to incur substantial costs and expenses to comply.

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

Human Capital

As of February 25, 2022, we had 286 full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage.

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

We expect to continue to grow our organization assuming we obtain FDA approval of U2 in CLL/SLL and ublituximab in RMS. We will continue to evaluate the business needs and market opportunities, balancing in-house expertise and core competencies with outsourced capacity.

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

Risks Related to the Development and Commercialization of U2 and UKONIQ® (umbralisib)

We face substantial uncertainty regarding whether FDA will approve U2 and whether we will be able to maintain approval of UKONIQ in its currently marketed indications in light of the FDA’s plan to hold an ODAC meeting in March or April 2022 to discuss the benefit-risk of U2 in CLL and SLL and the benefit risk of UKONIQ in R/R FL and MZL. If we are unable to obtain regulatory approval for U2 or if we are unable to maintain current approvals of UKONIQ, our business will be materially harmed.

In November 2021, the Company announced that FDA plans to host a meeting of the Oncologic Drugs Advisory Committee (ODAC) in connection with its review of the pending Biologics License Application (BLA) and supplemental New Drug Application (sNDA) for U2 for the treatment of adult patients with CLL and SLL. The potential questions and discussion topics for the ODAC include: the benefit-risk of the U2 combination for the treatment of CLL or SLL, and the benefit-risk of UKONIQ for R/R MZL and FL. In addition, as part of the benefit-risk analysis, the overall safety profile of the U2 regimen, including adverse events (serious and Grade 3-4), discontinuations due to adverse events, and dose modifications, is expected to be reviewed. The FDA’s concerns giving rise to the ODAC meeting stem from an early analysis of overall survival from the UNITY-CLL trial, which showed a possible increased risk of death in patients receiving U2 compared to the control arm of obinutuzumab plus chlorambucil.

Due to the concerns that prompted the ODAC meeting, the FDA also placed the Company’s clinical trials investigating U2 and its components in CLL and NHL, on partial clinical hold in January 2022. As part of the partial clinical hold, no new patients may be enrolled to the impacted studies, however patients on these studies who are deriving clinical benefit can continue on therapy once they have been reconsented. Most studies included in the partial clinical hold were already closed to new enrollment or were on TG administrative hold to new enrollment at the time FDA imposed the partial clinical hold. TG expects to provide an update on the partial clinical hold only upon completion of the ODAC meeting.

Additionally, in February 2022, the FDA released a Drug Safety Communication in which it announced that it is investigating a possible increased risk of death with UKONIQ as a result of the initial UNITY-CLL overall survival results and is re-evaluating the benefit-risk profile of UKONIQ for its approved indications. The FDA encouraged healthcare providers to review patients’ progress on UKONIQ and discuss with them the risks and benefits of continuing UKONIQ in the context of other available treatments. The communication also encouraged patients to speak with their healthcare providers about the risks and benefits of UKONIQ and possible alternative treatments.

The FDA's plan to convene an ODAC, issuance of a partial clinical hold on selected studies of U2 and its components, and release of the Drug Safety Communication have adversely affected our business, and we expect that these agency actions will continue to do so until the FDA makes a decision on the BLA/sNDA for U2 for the treatment of CLL and SLL. In light of the FDA’s plan to hold an ODAC meeting, we face substantial uncertainty regarding whether FDA will approve U2 and whether we will be able to maintain approval of UKONIQ. The ODAC and the FDA may rely on a different data set from UNITY-CLL, have a different interpretation of the results of that study, and reach a different assessment of the benefit-risk profile of U2 and UKONIQ than we do. The ODAC may recommend against approving U2 and against maintaining the current approvals of UKONIQ or may provide advisory input that adversely impacts the commercial opportunity for U2 and UKONIQ. Although we anticipate that the ODAC meeting will be scheduled in March or April 2022, we do not know how long it will take after the ODAC convenes for the FDA to make a decision on our BLA/sNDA and the benefit-risk of UKONIQ in its approved indications. The full extent of the planned ODAC meeting is unknown. Even if the ODAC recommends approval of U2 and continued approval of UKONIQ, the FDA may not agree with that recommendation if it determines that the applicable regulatory criteria for approval are not satisfied or the FDA may require inclusion of warnings or limitations in the labeling that are not acceptable to patients or healthcare providers. If we are unable to obtain regulatory approval for U2 or maintain approval of UKONIQ, our business will be materially harmed. Furthermore, our business will be adversely affected if the partial clinical hold cannot be favorably resolved in a timely manner or if such regulatory concerns lead to more burdensome clinical or preclinical studies that cause significant delay or expense in the research or development of U2 or UKONIQ.

Risks Related to Commercialization

If we obtain FDA approval of U2 in CLL/SLL or ublituximab in RMS and do not achieve broad market acceptance among physicians, patients, healthcare payors, and the medical community, the revenues that we generate from product sales will be limited.

We have one marketed product, UKONIQ, which received accelerated approval from the FDA on February 5, 2021 for the treatment of R/R MZL in adult patients who have received at least one prior anti-CD20-based regimen and R/R FL in adult patients who have received at least three prior lines of systemic therapy. The FDA is currently reviewing our BLA and sNDA requesting approval of U2 as a treatment for patients with CLL/SLL and our BLA for ublituximab for the treatment of RMS.

While we have initiated the commercial launch of UKONIQ in the U.S. and have started internal planning for potential commercialization of ublituximab, we have limited experience as a commercial company and our ability to successfully overcome the risks associated with commercializing drugs in the biopharmaceutical industry, including the risk that our products do not achieve an adequate level of acceptance, remains uncertain. UKONIQ as well as other drugs that we may bring to the market in the future, including ublituximab, may not gain market acceptance by physicians, patients, third-party payors and others in the healthcare community. If our products do not achieve an adequate level of acceptance, we may not generate significant revenues or meet our revenue projections or guidance, and we may not become profitable. The degree of market acceptance of UKONIQ, as well as any future product candidates for which we obtain approval such as U2 in CLL/SLL and ublituximab in RMS, will depend on a number of factors, including:

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

The COVID-19 pandemic continues to present a substantial global public health risk and economic challenge. The measures to control the spread of COVID-19 have impacted our approach to the commercial launch of UKONIQ and may impact our ability to successfully launch ublituximab, if approved. We initiated commercial sales of UKONIQ in February 2021 in an environment in which the measures taken by state and local governments as well as hospitals and oncology clinics to control the spread of COVID-19 significantly limited our opportunities for in-person interactions, including for example, interactions with physicians, hospitals, payors, and other customers at medical congresses. As a result of COVID-19 variants, many of the interactions our field personnel have with healthcare providers and other customers continue to be virtual. We cannot ensure that remote methods will be effective or as effective as in-person interactions. Other factors related to the COVID-19 pandemic that could impact commercialization of our products include delays in demand due to a reduction in medical visits by patients, impacts on the healthcare system and overall economy and increases in the number of uninsured or underinsured patients. Patients and healthcare providers have raised concerns that immunosuppressive products, like anti-CD20 antibodies and other B-cell targeted agents, may increase the risk of acquiring COVID-19 or lead to more severe complications upon infection. These concerns may impact the commercial potential for ublituximab and other immunosuppressive products that we have in development. In addition, our office-based employees, consultants, vendors and certain customer segments are continuing to work remotely and many of our commercialization efforts are happening virtually. The length of time and full extent to which the COVID-19 pandemic directly or indirectly impacts our commercialization efforts depends on future developments that are highly uncertain, subject to change and are difficult to predict, including, whether, even after pandemic-related restrictions ease, there is a shift in how pharmaceutical field representatives interact with healthcare providers that could have a negative effect on our future business and operations. For a discussion of additional pandemic-related risks to our business, see below under the heading “Risks Related to the COVID-19 Pandemic.”

If UKONIQ or any future products for which we receive regulatory approval, including U2 in CLL/SLL and ublituximab in RMS, do not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate sufficient revenue from these products and we may not become or remain profitable, which would have a material adverse effect on our business.

We may be subject to limitations on the indicated uses or requirements to fulfill certain post-marketing requirements to the satisfaction of regulatory authorities or may be unable to maintain marketing approval for UKONIQ or future products that we may bring to market.

Regulatory approvals for any of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the approved product candidate. With respect to the FDA’s approval of UKONIQ for relapsed or refractory MZL and FL, we received accelerated approval and are subject to certain post-approval requirements. For example, we will need to conduct a confirmatory clinical trial, which will involve a Phase 3 trial that may be expensive and time-consuming and difficult to complete with the time frame expected by the FDA. Moreover, the confirmatory clinical trial may not confirm the benefit making the MZL and FL indications for UKONIQ subject to withdrawal of continued approval by the FDA or voluntary withdrawal by the Company, which could significantly harm our business. In addition, we will need to conduct additional clinical studies to address post-marketing commitments and post-marketing requirements related to further assessing the drug-drug interaction profile of UKONIQ and its safety, efficacy, and pharmacokinetic properties in certain at-risk populations. These studies are highly specialized in their design and conduct and are associated with considerable expenses, and based on the outcome, could result in further labeling restrictions that could impair or restrict the way in which we are able to market UKONIQ, or negatively impact its overall clinical profile.

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

The incidence and prevalence for target patient populations of UKONIQ and our product candidates, including U2 in CLL/SLL and ublituximab in RMS, have not been established with precision. If the market opportunities for UKONIQ and our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

The precise incidence and/or prevalence of R/R MZL after one prior anti-CD20-based regimen, R/R FL after three prior lines of systemic therapy, CLL, and RMS are unknown. Our projections of both the number of patients within our FDA-approved indications for UKONIQ and target indications for U2 in CLL/SLL and ublituximab in RMS, as well as the subset of these patients who have the potential to benefit from treatment with our products, are based on estimates. These estimates are typically based on one on one and group interactions with target physicians and other sources available at the time we make the estimates, including the scientific literature, healthcare utilization databases and market research. Although we believe our estimates are reasonable, many factors may limit their accuracy. For example, the sources we use to make the estimates may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases and the number of patients may turn out to be lower than expected.

The total addressable market opportunity for UKONIQ in MZL and FL, U2 in CLL/SLL, and ublituximab in RMS will ultimately depend upon, among other things, the scope of the final approved indication and other elements of the approved prescribing information, acceptance by the medical community, patient access, and drug pricing and reimbursement. The number of patients in major markets, including the number of addressable patients in those markets, may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, new patients may become increasingly difficult to identify or gain access to, or patients and physicians may choose to utilize competitive products, all of which would adversely affect our results of operations and our business.

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

The regulations that govern regulatory approvals, pricing and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the drug candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the drug candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more products, even if our product candidates obtain marketing approval. Eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. In addition, if we are successful in obtaining FDA approval for ublituximab for the treatment of CLL/SLL and RMS, we will need to identify and execute a pricing strategy that takes into account the value of the product in each indication independently to realize the product’s full potential in both indications. If we are unable to identify and execute such a strategy, the pricing of ublituximab across indications may not be optimal, which may have a material adverse impact on the sales in one or both of the indications and on our overall business.

Our ability to commercialize any product successfully also will depend in part on the extent to which coverage and reimbursement for our products and related treatments will be available from government authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement and co-payment levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by restricting coverage and limiting the amount of reimbursement for particular drugs. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs, examining the cost effectiveness of drugs in addition to their safety and efficacy. Third-party commercial payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Payors may restrict coverage of some products by using formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payor more expensive for patients, and utilization management controls, such as requirements for prior authorization or failure first on another type of treatment. Payors may target higher-

priced drugs for imposition of these obstacles to coverage, and consequently our products may be subject to payer-driven restrictions. Additionally, in countries where patients have access to insurance, as in the U.S., insurance co-payment amounts or other benefit limits may represent a barrier to obtaining or continuing use of our products that receive regulatory approval. If we are unable to obtain or maintain coverage, or coverage is reduced in one or more countries, our product sales may be lower than anticipated and our financial condition could be harmed.

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

If, in the future, we are unable to expand our commercial operations, including sales and marketing capabilities or enter into agreements with third parties to sell and market our drug candidates, we may not be successful in commercializing our product candidates if and when they are approved, and we may not be able to generate any revenue.

We have made and continue to make significant investments in our commercial organization and infrastructure. We have hired and continue to hire marketing, sales, and medical support personnel and have built processes and systems to support the commercialization of UKONIQ in the U.S. We are expanding our commercialization team and infrastructure in planning for the potential commercial launches of U2 in CLL/SLL and ublituximab in RMS prior to knowing whether the FDA will accept or approve the necessary regulatory submissions. It is possible that either or both FDA approvals are unexpectedly delayed or are not received at all. For example, in November 2021, the FDA notified the Company that it planned to discuss the benefit-risk profile of U2 in CLL/SLL as well as UKONIQ in the approved indications during an ODAC meeting to be held in March or April 2022. Given the timing of the ODAC, the Company anticipates it is unlikely that the FDA will make a decision on the BLA/sNDA by the PDUFA goal date of March 25, 2022. See “Risks Related to the Development and Commercialization of U2 and UKONIQ.” A significant delay in regulatory approval will cause us to incur delays that may impede or significantly delay our ability to generate revenue while incurring significant expenses, which would have a material adverse effect on the Company.

There are risks involved with establishing our own sales, marketing, and other commercialization capabilities. For example, recruiting and training a sales force is both expensive and time-consuming, and could potentially delay any drug launch. If the commercial launch of a product candidate (e.g., U2 in CLL/SLL or ublituximab in MS) for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We are also planning for expansion into certain European markets. Building and maintaining an infrastructure outside the United States is expensive, complex, resource intensive and time consuming. Like the situation described above in the U.S., we will need to establish our infrastructure in planning for potential commercial launches in Europe prior to knowing whether the regulatory authorities will accept or approve our regulatory submissions or approve any of our products at an appropriate price. In either case we will incur delays that may impede or significantly delay our ability to generate revenue in those international markets and at the same time will incur significant expenses. If this were to occur, it could materially and adversely affect our business operations and financial condition.

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

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in January 2012. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking pre-clinical studies and clinical trials, commercializing our only marketed product UKONIQ, which received FDA approval in February 2021, and preparing for potential commercialization of ublituximab. We are transitioning from a company with a research and development focus to a company capable of supporting commercial activities, potentially across hematology and neurology as well as in the U.S. and outside the U.S. We may not be successful in such a transition.

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

The development of pharmaceuticals is capital-intensive. We are currently advancing our most advanced drug candidates, ublituximab, cosibelimab, TG-1701 and TG-1801, and UKONIQ for additional indications through clinical development. While we may experience short-term decreases in clinical trial expenses as our larger Phase 3 clinical trials complete and before our Phase 1 and 2 programs can advance into Phase 2 and 3, we do expect over time our overall expenses will increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate or continue clinical trials of, seek marketing approval for, and expand our infrastructure to commercialize our product candidates and additional indications of UKONIQ. Moreover, in anticipation of potential regulatory approvals for UKONIQ and ublituximab in CLL/SLL and for ublituximab in RMS, we will need to expend substantial resources on BLA support, including preparation for the ODAC meeting on U2 in CLL and SLL over the next 6 to 12 months, and on manufacturing support over the next 12 to 18 months, which could exceed any cost savings associated with lower clinical trial expenses during the same period.

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

Until such time, if ever, as we can generate substantial drug revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than funds already borrowed under the loan and security agreement that we entered into with Hercules in February 2019, and which was expanded in December 2021 (see Note 6 to our consolidated financial statements for more information). To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. We may also seek funds through collaborations, strategic alliances or licensing arrangements with third parties at a time that is not desirable to us and we may be required to relinquish valuable rights to some intellectual property, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. See our risk factors below under the heading “Risks Related to Our Indebtedness.”

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

Long-term commercialization and product candidate development timelines and projections in this report are based on the assumption of further financing.

The timelines and projections in this report are predicated upon the assumption that we will raise additional financing in the future to continue our long-term commercialization efforts and the development of our product candidates. In the event we do not successfully raise subsequent financing, such commercialization and product development activities may be curtailed commensurate with the magnitude of the shortfall. If our commercialization or product development activities are slowed or stopped, we would be unable to meet the timelines and projections outlined in this filing. Failure to progress our commercialization activities or the development of our product candidates as anticipated will have a negative effect on our business, future prospects, and ability to obtain further financing on acceptable terms, if at all, and the value of the enterprise.

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

In February 2019, we entered into a Loan and Security Agreement (the Loan Agreement), with Hercules Capital, Inc., a Maryland corporation (Hercules) and on December 30, 2021 (the First Amendment Closing Date), the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Hercules. Under the Amended Loan Agreement, Hercules increased the aggregate principal amount of the loan, available at the Company’s option, from $60.0 million to $200.0 million (the Amended Term Loan) (see Note 6 to our consolidated financial statements for more information). A first advance of $70.0 was million drawn at the First Amendment Closing Date, a portion of which was used to refinance the current outstanding loan balance of approximately $7.8 million.

All obligations under the Amended Loan Agreement are secured by substantially all of our existing property and assets, excluding intellectual property. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing its outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

●	we will need to repay the indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities; and
●	our failure to comply with the restrictive covenants in the Amended Loan Agreement could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and Hercules could seek to enforce its security interest in the assets securing such indebtedness.

To the extent additional debt is added to our current debt levels, the risks described above could increase.

We may not have cash available in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

Failure to satisfy our current and future debt obligations under the Amended Loan Agreement, or the breach of any of its covenants, subject to specified cure periods with respect to certain breaches, could result in an event of default and, as a result, Hercules could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Amended Loan Agreement as a result of an event of default, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Hercules could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the Term Loan for its benefit, which collateral includes substantially all of our property other than intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

The Amended Loan Agreement imposes operating and other restrictions on the Company. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiary to, among other things:

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

We have invested substantially all of our efforts and financial resources in the identification and pre-clinical and clinical development of UKONIQ and our product candidates, including ublituximab, cosibelimab, TG-1701 and TG-1801, and building a commercial infrastructure. Our ability to generate revenues from product sales will depend completely on the successful completion of our current and future Phase 3 and registration-directed clinical trials and commercialization of our product candidates, including ublituximab and additional indications of UKONIQ, which may never occur. Each of our product candidates will require additional non-clinical or clinical development, regulatory approval in multiple jurisdictions, and we will need to obtain sufficient clinical and commercial supply. The success of our development programs and achievement of regulatory approval of our product candidates will depend on several factors, including the following:

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

Pharmaceutical development has inherent risks. The outcome of preclinical development testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Once a product candidate has displayed sufficient preclinical data to warrant clinical investigation, we will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are effective with a favorable benefit-

risk profile for use in populations for their target indications before we can seek regulatory approvals for their commercial sale. Many drug candidates fail in the early stages of clinical development for safety and tolerability issues or for insufficient clinical activity, despite promising pre-clinical results. Accordingly, no assurance can be made that a safe and efficacious dose can be found for these compounds or that they will ever enter into advanced clinical trials alone or in combination with other product candidates. Moreover, success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Companies frequently experience significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. There is an extremely high rate of failure of pharmaceutical candidates proceeding through clinical trials.

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

From time to time, we may publicly disclose top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of such data, and we may not have received or had the opportunity to fully and carefully evaluate all data from the particular study or trial, including all endpoints and safety data. As a result, top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline, interim, or preliminary data we previously published. When providing top-line results, we may disclose the primary endpoint of a study before all secondary endpoints have been fully analyzed. A positive primary endpoint does not translate to all, or any, secondary endpoints being met. As a result, top-line and preliminary data should be viewed with caution until the final data are available, including data from the full safety analysis and the final analysis of all endpoints.

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

We also could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the DSMB for such trial or by the FDA or other regulatory authorities. Such regulatory authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, in January 2022, the FDA imposed a partial clinical hold on the Company’s clinical trials investigating UKONIQ and ublituximab in CLL and NHL as a result of concerns stemming from an initial overall survival analysis from the UNITY-CLL study that showed that a possible increased risk of death in patients receiving U2 compared to the control arm of obinutuzumab plus chlorambucil. See “Risks Related to the Development and Commercialization of U2 and UKONIQ.” In addition to the FDA, the DSMB for our clinical trials may recommend modification to the study design or closure of the study entirely based on the DSMB’s interpretation of the benefit-risk of the study. While we develop charters that guide the nature of the DSMB meetings, their analysis and interpretation of study data occurs independently from us and is wholly within their control. Even if the DSMB finds no safety concerns and recommends no modifications to the ongoing study, this does not mean the safety profile reported in the study may support a marketing approval or commercial acceptance if marketing approval is granted. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

Our drug development costs will also increase if we experience delays in testing or regulatory approvals. Certain clinical trials are designed to continue until a pre-determined number of events have occurred in the patients enrolled. Trials such as this are subject to delays stemming from patient withdrawal and from lower-than-expected event rates. Significant clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates. Any delays in our pre-clinical or future clinical development programs may harm our business, financial condition and prospects significantly. We may also incur additional costs if enrollment is increased. All of our current Phase 3 and registration-directed clinical trials, such as UNITY-CLL, UNITY-NHL and ULTIMATE I and II, enrolled a larger number of patients than our initial projections, adding significant costs to those studies over and above what had been projected.

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

As is the case with all drugs, it is likely that there will be side effects associated with the use of our drug candidates. Results of our trials could reveal a higher than expected and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our drug candidates for any or all targeted indications. The drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, data may emerge, from confirmatory or other post-marketing studies, or from pharmacovigilance reporting, as products are used more widely, or for a longer duration, after approval that may affect the commercial potential of our products. Any of these occurrences may harm our business, financial condition and prospects significantly. For example, as a result of concerns stemming from an initial overall survival analysis from the UNITY-CLL study that showed that a possible increased risk of death in patients receiving U2 compared to the control arm of obinutuzumab plus chlorambucil, the FDA took a number of regulatory actions, including placing selected clinical studies of U2 and UKONIQ on partial clinical hold and planning an ODAC meeting to discuss the approvability of U2 in CLL and SLL and UKONIQ in R/R MZL and FL. These developments have harmed our business and likely will continue to adversely impact our financial conditions and prospects until the FDA makes a decision on the approvability of U2 in CLL and SLL. See “Risks Related to the Development and Commercialization of U2 and UKONIQ.”

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

The FDA and foreign regulatory authorities have substantial discretion in the pharmaceutical product approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. During the regulatory review process, the FDA or other regulatory authorities may disagree with or not accept our clinical trial design, may have questions about the potential impact of our study design on conclusions that can be drawn from the data, may interpret results differently than we do, and may change its view on the criteria that must be met for approval. This could happen even for a protocol that has received a SPA. In September 2015, we announced a Phase 3 clinical trial for U2 for patients with CLL, which is being conducted pursuant to a SPA with the FDA (UNITY-CLL). In addition to the SPA for UNITY-CLL, in August 2017 we announced SPAs for the ULTIMATE I and II studies evaluating ublituximab in RMS. There have been examples of companies that have been granted SPAs and have ultimately failed to obtain final approval to market their drugs. Even if the primary endpoint in a Phase 3 clinical trial is achieved, a SPA does not guarantee approval. In the UNITY-CLL study, the primary endpoint of progression-free survival was achieved, however, the FDA is planning an ODAC meeting to discuss an initial overall survival analysis, which was not included as a secondary endpoint in the study’s statistical analysis plan. Despite the SPA and the achievement of the primary endpoint in the UNITY-CLL study, the approvability of U2 in CLL and SLL remains highly uncertain. See “Risks Related to the Development and Commercialization of U2 and UKONIQ.”

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

We may seek Breakthrough Therapy or Fast Track designation for some of our drug candidates. For example, in January 2019, the FDA granted Breakthrough Therapy designation to UKONIQ for the treatment of adult patients with MZL who have received at least one prior anti-CD20 regimen, and in October 2020, the FDA granted Fast Track designation to the investigation of ublituximab in combination with UKONIQ for the treatment of adult patients with CLL. If a drug is intended for the treatment of a serious or life-threatening condition, and the drug demonstrates the potential to address an unmet medical need for this condition, the Sponsor may apply for Fast Track designation or Breakthrough Therapy designation, the latter of which has more significant requirements. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular drug candidate is eligible for such a designation, we cannot be sure that the FDA would decide to grant it. Even if we receive Breakthrough Therapy or Fast Track designation for a drug candidate, we may not experience a faster development process, review or approval compared to conventional FDA procedures. A drug that receives Fast Track designation is eligible for more frequent interactions with the FDA, priority review if relevant criteria are met, and rolling submission of the BLA or NDA. Even if rolling review is allowed, there is no guarantee that the FDA will have commenced or completed review of the BLA or NDA modules submitted earlier in the rolling review process. Neither Breakthrough Therapy nor Fast Track designation guarantees Priority Review of an NDA or BLA application. Despite receiving Fast Track designation for U2 for the treatment of adult patients with CLL, the FDA granted the BLA a standard review timeline. The FDA may also withdraw a Breakthrough Therapy or Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

We are conducting clinical trials, and anticipate additional clinical trials, for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations or clinical trial activities in such locations may be impacted by political conditions, including international conflict.

Many of our Phase 3 and registration-directed clinical trials across our MS and oncology programs, including UNITY-CLL, UNITY-NHL and ULTIMATE I and II and related extension studies, utilize international clinical research sites. We work with what we believe are reputable CROs and clinical research sites in conducting our studies internationally. Nevertheless, there can be heightened challenges to monitoring and oversight of global clinical trials and sponsors are subject to the risk that fraud, misconduct, incompetence, unexpected patient variability and other issues affecting the reliability, quality, and outcome of studies. The geographic variability of the COVID-19 pandemic also introduces increased risk in the conduct of clinical research in certain countries and territories where vaccination rates and available standard of care anti-viral therapy varies significantly. Such problems, if they were to occur, could negatively impact trial results, and depending on the circumstances and scope of concerns could potentially even prevent a trial from being useful or acceptable for regulatory approval. If such events were to occur with respect to any of our trials (and in particular with respect to registration-directed studies), they would have a substantial negative impact on our business.

In addition, our clinical studies with sites outside the United States may be adversely impacted by international conflict. For example, tensions between Ukraine and Russia have escalated in recent months, culminating in Russia's recent invasion of Ukraine. In one or both countries, as well as neighboring countries that may be impacted by this conflict (e.g. Poland, Slovakia, Belarus, Georgia), we have clinical trial sites for our RMS and/or oncology programs. The political and physical conditions in these countries may disrupt our ability to supply investigational drug product to impacted sites, impact patients’ ability to partake in the clinical trial, or result in suspension of clinical trial activities at impacted sites. While we do not believe this conflict will have a material impact on our current regulatory submissions for approval of ublituximab in RMS or U2 in CLL or our overall business, given the rapidly evolving situation and the potential to expand beyond Ukraine and Russia, the full impact of the conflict remains uncertain.

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

In the United States, the President, federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of healthcare and addressing public concern over access and affordability of prescription drugs. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) was enacted in 2010 and made significant changes to the U.S. healthcare system. ACA changes included expanding healthcare coverage through Medicaid expansion and implementation of the individual health insurance mandate; changing coverage and reimbursement of drug products under government healthcare programs; imposing an annual fee on manufacturers of branded drugs; and expanding government enforcement authority. Although the ACA has been the subject of a number of legislative and litigation challenges since it passed, it is expected that the Biden Administration will seek to strengthen and expand the ACA. We cannot predict what effect further changes to the ACA would have on our business.

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

We expect to operate a portion of our business in certain countries through subsidiaries or through supply, marketing, and distributor arrangements. In those countries where we have limited experience in operating subsidiaries and in reviewing equity investees, we will be subject to additional risks related to complying with a wide variety of national and local laws, including restrictions on the import and export of certain intermediates, drugs, technologies and multiple and possibly overlapping tax laws. In addition, we may face competition in certain countries from companies that may have more experience with operations in such countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees hired in different countries into our existing corporate culture. If we do not effectively manage our operations in these subsidiaries and review equity investees effectively, or if we fail to manage our alliances, we may lose money in these countries, and it may adversely affect our business and results of our operations. In all interactions with foreign regulatory authorities and other government agencies, we are exposed to liability risks under the Foreign Corrupt Practices Act or similar anti-bribery laws.

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

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of our drug candidates may be delayed, we may not be able to obtain regulatory approval and commercialize our drug candidates, or our development program may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct, and this could significantly delay commercialization and require significantly greater expenditures.

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

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture, packaging and labeling of any products that we commercialize and our product candidates for pre-clinical development and clinical testing. In some circumstances, our licensor has entered into arrangements with contract manufacturers to supply product for our clinical and commercial demand. Our reliance on third parties increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

For umbralisib and certain of our product candidates, we do not have long-term supply agreements with contract manufacturers. For these product candidates, we purchase our required drug supply, including the drug product and drug substance on a purchase order basis. We may be unable to establish or maintain agreements with third-party manufacturers for these products or product candidates or do so on acceptable terms. No assurance can be given that long-term, scalable manufacturers can be identified or that they can make clinical and commercial supplies of our product candidates that meet the product specifications of previously manufactured batches, or are of a sufficient quality, or at an appropriate scale and cost to make it commercially feasible. If they are unable to do so, it could have a material adverse impact on our business.

Even if we are able to establish and maintain long-term agreements with third-party manufacturers as we have with ublituximab, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for regulatory compliance and quality assurance;
●	the possible breach of the manufacturing or supply agreement by the third party;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Moreover, our current long-term supply agreement for ublituximab contains certain minimum purchases in what are commonly referred to as a “take or pay” provision, and it is possible that future supply agreements could contain such provisions. To the extent our demand does not meet the minimum supply required amounts, we would be forced to pay more than desired. This could create a situation where we are spending more than required and could impact our on-going operations and entail curtailing other important research and development or commercialization efforts, all of which could have a material adverse effect on the Company. In negotiating our supply agreement for ublituximab, there is no guarantee that we have foreseen all eventualities or that our third-party manufacturer will be able to accommodate unforeseen changes in business direction in a timely fashion or at all. Scheduling of manufacturing at our third-party manufacturer is governed by contractual terms that require us to make investments in inventory of materials, with limited shelf-life, in advance of regulatory approval and based on preliminary commercial forecasting, and such inventory may not be used if timelines and supply needs shift.

Our drug candidates and any drugs that we may develop may compete with other drug candidates and approved drugs for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any third-party manufacturer with which we contract will have other clients, and our relative importance as a customer may adversely impact contractual terms or the performance of services in a satisfactory manner or on a timely basis.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval or interrupt commercial distribution. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers causing additional costs and delays in identifying and qualifying any such replacement. If a new contract manufacturer is not successful in replicating the product or experiences delays, or if regulatory authorities impose unforeseen requirements with respect to product comparability from multiple manufacturing sources, we may experience delays in clinical development or an interruption in our commercial supply. No assurance can be given that any new manufacturer will be successful or that material manufactured by a new manufacturer will perform comparably to UKONIQ or ublituximab as manufactured to date or that the relevant regulatory agencies will agree with our interpretation of comparability. Any significant delays or gaps in supply of UKONIQ, ublituximab, or other product candidates may adversely affect our clinical development program, our ability to commercialize any drugs that receive marketing approval on a timely and competitive basis, and our future profit margins.

We also rely on other third parties to store and distribute drug supplies for our clinical trials and for commercial demand for UKONIQ and expect to continue to do so for any other product candidates that may receive approval, including ublituximab. Any performance failure on the part of our distributors could delay clinical development or marketing approval of any future product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

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

The COVID-19 pandemic has caused strain on the global supply chain. Although the pandemic has not had a material adverse effect on our supply chain to date, no assurance can be given that it will not in the future if the situation persists or worsens. UKONIQ is manufactured in India, ublituximab is manufactured in South Korea, and TG-1701 is manufactured in China. Each of these countries continues to be, or has been, subject to government-imposed quarantines and travel restrictions due to the COVID-19 pandemic, which, in some cases, have resulted in reduced operations at manufacturing and research locations and time-limited shutdowns. Our contract manufacturers for UKONIQ and ublituximab are continuing operations at varying levels of capacity. We have worked closely with our contract manufacturer for UKONIQ to plan for anticipated commercial supply needs. We also are working closely with our contract manufacturer for ublituximab to plan for our anticipated commercial supply needs if we are successful in obtaining FDA approval of the product. In addition to potential disruptions at our contract manufacturers, there may be unfavorable changes in the availability or cost of raw materials, intermediates or other materials that we need for clinical and commercial production, which may result in higher costs or supply chain interruptions. We will continue to monitor the situation very closely with our contract manufacturers and suppliers.

We continually evaluate our supply chains to identify potential risks and needs for additional manufacturers and other suppliers for the production of our products and product candidates. Establishing additional or replacement suppliers for the API/drug substance, drug product, and certain raw materials, if required, may not be accomplished quickly or at all and may involve significant expense. If we are able to find a replacement supplier, we would need to evaluate and qualify such replacement supplier and its ability to meet quality and compliance standards. Any change in suppliers or the manufacturing process could require additional regulatory approval and result in operational delays. While we seek to maintain adequate inventory of materials necessary for the production of our products and product candidates, any supply interruption or delay, or our inability to identify alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our commercialization and development efforts, which could harm our business, results of operations, financial condition and prospects.

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

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which typically are very expensive, time-consuming and disruptive of day-to-day business operations. Any claims we assert against accused infringers could provoke these parties to assert counterclaims against us alleging invalidity of our or certain of our subsidiaries patents or that we infringe their patents; or provoke those parties to petition the USPTO to institute inter parties review against the asserted patents, which may lead to a finding that all or some of the claims of the patent are invalid. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our pending patents at risk of being invalidated, held unenforceable, or interpreted narrowly.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel, particularly in MS, will be critical to our success. The loss of the services of our chief executive officer or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We anticipate that the uncertainty around the approvability of U2 in CLL and SLL stemming from the FDA plan to hold an ODAC meeting may make it more challenging to recruit and retain qualified personnel across functions. See “Risks Related to the Development and Commercialization of U2 and UKONIQ.”  In January 2022, we engaged in a streamlining exercise across the Company, reducing headcount and external expenses. That streamlining effort may make retention of key personnel more difficult. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development and commercialization objectives, our ability to raise additional capital, and our ability to implement our business strategy.

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

Expanding our business will increase our operating needs. As of February 8, 2022, we had 291 full -time employees. We expect to increase our number of employees and expand the scope of our operations focused on preparing for potential commercialization of ublituximab in RMS. In addition, in the event the FDA approves U2 for the treatment of CLL and SLL, we will need to expand our operations supporting hematology. Our management and medical, commercial, and scientific personnel, systems and facilities currently in place may not be adequate to support our anticipated future growth. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. To accommodate growth, additional physical expansion of our operations in the future may lead to significant costs, including capital expenditures, and may divert financial resources from other projects, such as the development of our drug candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our business.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ownership change (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2021, we had federal net operating loss carryforwards of approximately $1,294 million, and our ability to utilize those net operating loss carryforwards could be limited by an ownership change as described above, which could result in increased tax liability to us. In addition, pursuant to the Tax Act, we may not use net operating loss carry-forwards to reduce our taxable income in any year by more than 80%, and we may not carry back any net operating losses to prior years. On March 27, 2020, the “CARES Act” was signed by the U.S. President. Certain provisions of the CARES Act alter the rules regarding net-operating losses for such losses arising in 2018, 2019 and 2020. Such losses may be carried back for five years. We cannot assure you, however, of our ability to utilize these favorable offset rules within the applicable time period. These rules apply regardless of the occurrence of an ownership change.

Certain of our executive officers, directors, principal stockholders and their affiliates maintain the ability to exercise significant influence over our company and all matters submitted to stockholders for approval.

Certain of our executive officers, directors and stockholders own more than 5% of our outstanding common stock and, together with their affiliates and related persons, beneficially own a significant percentage of our capital stock. If these stockholders were to choose to act together, they would be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. The extent to which the COVID-19 pandemic impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning  the rates of vaccination and efficacy of approved vaccines against the virus and any variant strains of the virus, other actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume if and when the pandemic subsides, among others.

Should the COVID-19 pandemic persist or worsen and government restrictions continue, our business operations could be materially delayed or interrupted. For instance, our ongoing clinical trials may be delayed or compromised; our ability to conduct new clinical trials may be adversely impacted; our supply chain may be disrupted; health authority inspections of clinical sites or manufacturing facilities, or review of our regulatory submissions may be delayed, and our commercialization efforts may be impacted. For example, during the course of the pandemic the FDA has at points delayed both domestic and foreign facility inspections or conducted “remote interactive evaluations,” which in a variety of circumstances are inclusive of Pre-Approval Inspections (PAIs). We expect the impact of COVID-19 on the FDA’s operations will continue to evolve. It is unknown how long these disruptions could continue, were they to occur. Any delay in our clinical trials, PAIs or in the regulatory review of our pending BLA submission for ublituximab resulting from such disruptions could materially affect the development and commercialization of our product candidates.

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

Our ability to successfully commercialize UKONIQ, and any of our product candidates for which we in the future obtain regulatory approval, also may be adversely impacted by restrictions and safety measures instituted due to COVID-19 and reductions in patient visits to HCPs. For example, reduced access to healthcare providers and institutions as a result of COVID-19 safety protocols has impacted our commercialization activities, including, the manner in which our field teams engage with healthcare providers and facilities. Our compliance monitoring and oversight of interactions and communications with HCPs, payors, and other stakeholders also has been impacted by the remote work environment.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, under the Amended Loan Agreement with Hercules, we are currently restricted from paying cash dividends, and we expect these restrictions to continue in the future. Furthermore, the terms of any future debt agreements may continue to preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

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

ITEM 2. PROPERTIES.

We maintain corporate and executive space in New York, New York, and Edison, New Jersey. We are also currently leasing small office spaces in Raleigh, and North Carolina. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

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

Holders

The number of record holders of our common stock as of February 23, 2022 was 220.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2021, regarding the securities authorized for issuance under our equity compensation plan, the TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan.

Equity Compensation Plan Information

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities reflected
Plan Category	options	options	in column 1)

Equity compensation plans approved by security holders	2,467,537	$7.06	1,511,105
Equity compensation plans not approved by security holders	—	—	—
Total	2,467,537	$7.06	1,511,105

For information about all of our equity compensation plans see Note 5 to our Consolidated Financial Statements included in this report.

COMMON STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2016 through December 31, 2021, with the cumulative total return over such period on (i) the U.S. Index of The Nasdaq Stock Market and (ii) the Biotechnology Index of The Nasdaq Stock Market. The graph assumes an investment of $100 on December 31, 2016, in our common stock (at the adjusted closing market price) and in each of the indices listed above, and assumes the reinvestment of all dividends. Measurement points are December 31 of each year.

*     $100 invested on December 31, 2016 in stock or index, including reinvestment of dividends. Fiscal Years ending December 31.

ITEM 6. REMOVED AND RESERVED

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

Following FDA approval of UKONIQ on February 5, 2021, we commenced commercial sales of UKONIQ in the US and began generating product revenue. During the year ended December 31, 2021, our only sources of product revenues were from the sales of UKONIQ. Product revenues are recorded net of estimates of variable consideration. For further discussion of our revenue recognition policy, see “Critical Accounting Policies and Significant Judgements and Estimates” below.

Cost of product revenue consists primarily of materials and third-party manufacturing costs, as well as freight and royalties owed to our licensing partner for UKONIQ sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, the manufacturing costs of UKONIQ units recognized as revenue during the year ended December 31, 2021 were expensed prior to receipt of FDA approval on February 5, 2021, and therefore are not included in costs of product revenue during the current period.

Our other research and development expenses consist primarily of expenses relating to the design, development, manufacture, testing and enhancement of our drug candidates and technologies, milestone expenses related to in-licensing of new product candidates, fees paid to consultants and outside service providers for clinical and laboratory development, personnel expenses and other facilities-related expenses. We expense our research and development costs as they are incurred. Research and development expenses for the years ended December 31, 2021, 2020 and 2019 were approximately $198.5 million, $151.9 million and $148.4 million, respectively, excluding noncash compensation expenses related to research and development.

The following table sets forth the research and development expenses per project, exclusive of noncash compensation expenses, for the periods presented.

(in thousands)	2021	2020	2019
Ublituximab	$112,522	$72,400	$93,302
Umbralisib	63,033	66,495	46,074
Early Clinical Pipeline & Pre-Clinical	22,977	13,039	8,993
Total	$198,532	$151,934	$148,369

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes the results of operations for the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020
Product revenue, net	$6,537	$—
License Revenue	152	152
Total Revenue	$6,689	$152

Costs and expenses:
Cost of product revenue	790	—
Research and development:
Noncash compensation	24,047	13,962
Other research and development	198,532	151,934
Total research and development	222,579	165,896

Selling, General and administrative:
Noncash compensation	37,227	66,327
Other selling, general and administrative	90,863	41,523
Total selling, general and administrative	128,090	107,850

Total costs and expenses	351,459	273,746

Interest expense	5,638	6,329
Other income	(2,307)	(542)
Total other expense, net	3,331	5,787

Net Loss	(348,101)	$(279,381)

Revenues. Total revenue for the year ended December 31, 2021 increased compared to the comparable periods ended December 31, 2020 and 2019, due to net product revenues from U.S. sales of our sole commercial product, UKONIQ, which was approved by the FDA on February 5, 2021.

Cost of Product Revenue. Cost of product revenue consists primarily of freight and royalties on net sales of UKNOIQ owed to our licensing partner. During the year ended December 31, 2021, the cost of product revenue was $0.8 million. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, the manufacturing costs of UKONIQ units recognized as revenue during the year ended December 31, 2021 were expensed as research and development expenses prior to receipt of FDA approval on February 5, 2021, and therefore are not included in costs of product revenue during the current period. We expect the cost of product revenues to remain low, as we sell through certain inventory that was expensed prior to FDA approval of UKONIQ in February 2021.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $24.0 million for the year ended December 31, 2021, as compared to $14.0 million during the comparable period in 2020. The increase in noncash compensation expense was primarily due to vesting of milestone-based grants, an increase in research and development personnel and the vesting of grants at a higher stock price during the year ended December 31, 2021.

Other Research and Development Expense. Other research and development expense increased for the year ended December 31, 2021 by approximately $46.6 million to $198.5 million as compared to the comparable period ended December 31, 2020. The increase in research and development expense is primarily attributable to increased manufacturing expense of approximately $34.4 million in preparation for commercialization and for our Phase 3 clinical trials. Additionally, an increase in personnel expense of $9.5 million associated with the buildout of our regulatory and late-stage development groups.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $37.2 million for the year ended December 31, 2021, as compared to $66.3 million during the comparable period in 2020. The decrease in noncash compensation expense was primarily related to more milestone-based vesting of restricted stock granted to executive personnel occurring during the year ended December 31, 2020.

Other Selling, General and Administrative. Other selling, general and administrative expenses increased for the year ended December 31, 2021 by approximately $49.3 million to $90.9 million as compared to the comparable period ended December 31, 2020. The increase in selling, general and administrative expense is primarily attributable to increased personnel and other selling, general and administrative costs associated with execution of the launch of UKONIQ and planning for the potential launches of U2 in CLL and ublituximab in RMS.

Interest Expense. Interest expense for the year ended December 31, 2021 was $5.6 million compared to $6.3 million for the comparable period ended December 31, 2020. The $0.7 million decrease is mainly due to an increase in interest expense related to administrative fees in connection with contract manufacturing costs during the year ended December 31, 2020.

Other Income. Other income increased by $1.9 million to $2.3 million for the year ended December 31, 2021, as compared to $0.5 million for the year ended December 31, 2020. The increase is mainly due to greater interest income and an increase in the change in fair value of notes payable during the year ended December 31, 2021.

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes the results of operations for the years ended December 31, 2020 and 2019:

(in thousands)	2020	2019
License Revenue	152	152
Total Revenue	152	152

Costs and expenses:
Research and development:
Noncash stock expense associated with in-licensing agreements	—	100
Noncash compensation	13,962	5,811
Other research and development	151,934	148,269
Total research and development	165,896	154,180

General and administrative:
Noncash compensation	66,327	5,523
Other general and administrative	41,523	9,504
Total general and administrative	107,850	15,027

Total costs and expenses	273,746	169,207

Interest expense	6,329	5,287
Other income	(542)	(1,471)
Total other expense, net	5,787	3,816

Net Loss	$(279,381)	$(172,871)

Revenues. License revenue was approximately $0.2 million for each of the years ended December 31, 2020 and 2019. License revenue is related to the amortization of an upfront payment of $2.0 million associated with our license agreement with Ildong.

Noncash compensation expense (research and development). Noncash compensation expense (research and development) related to equity incentive grants totaled $14.0 million for the year ended December 31, 2020, as compared to $5.8 million during the comparable period in 2019. The increase in noncash compensation expense was primarily due to an increase in research and development personnel and the vesting of grants with a higher stock price during the year ended December 31, 2020.

Other Research and Development Expense. Other research and development expense increased for the year ended December 31, 2020 by approximately $3.6 million to $151.9 million compared to the comparable period ended December 31, 2019. The increase in research and development expense is primarily attributable to the achievement of various license agreement milestones, offset by a decrease in manufacturing expense during the year ended December 31, 2020.

Noncash Compensation Expense (General and Administrative). Noncash compensation expense (general and administrative) related to equity incentive grants totaled $66.3 million for the year ended December 31, 2020, as compared to $5.5 million during the comparable period in 2019. The increase in noncash compensation expense was primarily related to more milestone-based vesting of restricted stock granted to executive personnel occurring during the year ended December 31, 2020.

Other General and Administrative. Other general and administrative expenses increased for the year ended December 31, 2020 by approximately $32.0 million to $41.5 million compared to the comparable period ended December 31, 2019. The increase was due primarily to commercial costs, including personnel, incurred in preparation for the launch of UKONIQ.

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

LIQUIDITY AND CAPITAL RESOURCES

Our major sources of cash have been proceeds from private placement and public offering of equity securities, and from our loan and security agreements executed with Hercules Capital, Inc. (Hercules) (see Note 6 for more information). In February of 2021, umbralisib, now referred to as UKONIQ, was granted accelerated approval in the United States for the treatment of adult patients with relapsed or refractory MZL who have received at least one prior anti-CD20 based regimen and adult patients with relapsed or refractory FL who have received at least three prior lines of systemic therapy. Commercial sales of UKONIQ commenced in the first quarter of 2021. We have generated limited revenues to date from product sales. Even with the commercialization of UKONIQ and the potential future commercialization of our other drug candidates, we may not become profitable. Our ability to achieve profitability depends on many factors, including our ability to generate revenue, our ability to obtain regulatory approvals for our drug candidates, our ability to successfully complete any post-approval regulatory obligations and our ability to successfully commercialize our drug candidates. We may continue to incur substantial operating losses even as we begin to generate revenues from product sales.

As of December 31, 2021, we had $350.3 million in cash and cash equivalents, and investment securities. We anticipate that our cash and cash equivalents, and investment securities as of December 31, 2021 will provide sufficient liquidity for more than a twelve-month period from the date of filing this Annual Report on Form 10-K. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Discussion of Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020
Net cash used in operating activities	$(295,634)	$(214,507)
Net cash used in investing activities	$(332)	$(24,510)
Net cash provided by financing activities	$41,419	$679,827

Cash used in operating activities for the year ended December 31, 2021 was $295.6 million as compared to $214.5 million for the year ended December 31, 2020. The increase in cash used in operating activities was due primarily to increased expenditures associated with execution of the launch of UKONIQ, our scale-up for manufacturing, ongoing clinical development programs and paydown of accounts payable and accrued expenses.

For the year ended December 31, 2021, net cash used in investing activities was $0.3 million as compared to cash used in investing activities of $24.5 million for the year ended December 31, 2020. The decrease in net cash used in investing activities was primarily due to greater investment in short-term securities during the year ended December 31, 2020.

For the year ended December 31, 2021, net cash provided by financing activities was $41.4 million as compared to net cash provided by financing activities of $679.8 million for the year ended December 31, 2020. The decrease in net cash provided by financing activities related to net proceeds from the issuance of common stock as part of our ATM program and public offerings that took place during the year ended December 31, 2020.

ATM Program

In May 2017, we filed a shelf registration statement on Form S-3 (the 2017 S-3), which was declared effective in June 2017. Under the 2017 S-3, we may sell up to a total of $300 million of securities. In connection with the 2017 S-3, we entered into an At-the-Market Issuance Sales Agreement (the 2017 ATM) with Jefferies LLC, Cantor Fitzgerald & Co., FBR Capital Markets & Co., SunTrust Robinson Humphrey, Inc., Raymond James & Associates, Inc., Ladenburg Thalmann & Co. Inc. and H.C. Wainwright & Co., LLC (each a 2017 Agent and collectively, the 2017 Agents), relating to the sale of shares of our common stock. Under the 2017 ATM we paid the 2017 Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

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

During the year ended December 31, 2021, we sold a total of 72,000 shares of common stock under the 2021 ATM for aggregate total gross proceeds of approximately $2.5 million at an average selling price of $34.25 per share, resulting in net proceeds of approximately $2.4 million after deducting commissions and other transactions costs.

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

On December 30, 2021 (the First Amendment Closing Date), the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Hercules Capital, Inc. The Amended Loan Agreement amended the terms of the Loan Agreement to, among other things, (i) increase the aggregate principal amount of the loan, available at the Company’s option, from $60.0 million to $200.0 million (the Amended Term Loan), (ii) issue a first advance of $70.0 million drawn at the First Amendment Closing date, a portion of which was used to refinance the current outstanding loan balance of approximately $7.8 million and pay for expenses incurred by the Lender in executing the agreements, (iii) change the draw amounts and dates available in Tranche 2 through Tranche 4 including increasing the amount available under Tranche 2 subject to the achievement of performance milestones from $10.0 million to $20.0 million, increasing the amount available under Tranche 3 subject to the achievement of performance milestones from $10.0 million to $45.0 million, and increasing the amount under Tranche 4 subject to the approval of Hercules’ investment committee from $10.0 million to $65.0 million, (iv) extend the maturity date of the facility from the original March 1, 2022 to January 1, 2026, (v) reset and extend the interest only period from April 1, 2021 to February 1, 2025 and extendable to August 1, 2025 subject to the achievement of certain performance milestones, and (vi) modify the cash interest rate to be the greater of either (a) the “prime rate” as reported in The Wall Street Journal plus 2.15%, and (b) 5.40%. The performance milestones are based on achievement of certain U.S. Food and Drug Administration approvals and impact the potential extension of the interest only period, access to future advances under the Loan Agreement and minimum cash levels required under the Amended Loan Agreement.

The Amended Loan Agreement contains financial covenants from and after October 15, 2022 that require the Company to maintain certain levels of unrestricted cash and additional financial covenants related to market capitalization and unrestricted cash commencing on July 1, 2023 at any time when the Amended Term Loan advances made under the Amended Loan Agreement are greater than $70 million.

The Amended Loan Agreement also contains warrant coverage of 2.95% of the total amount funded. A warrant (the Warrant) was issued by the Company to Hercules to purchase 115,042 shares of common stock with an exercise price of $17.95 for the initial amount funded at closing. The Warrant shall be exercisable for seven years from the date of issuance. Hercules may exercise the Warrant either by (a) cash or check or (b) through a net issuance conversion.

In addition, the Company is required to pay a final payment fee equal to 5.95% of the aggregate principal amount of the Term Loan Advances.

The Company may, at its option, prepay the Amended Term Loan in full or in part, subject to a prepayment penalty equal to (i) 2.0% of the principal amount prepaid if the prepayment occurs prior to the first anniversary of the First Amendment Closing Date, (ii) 1.5% of the principal amount prepaid if the prepayment occurs on or after the first anniversary and prior to the second anniversary of the First Amendment Closing Date, and (iii) 1.0% of the principal amount prepaid if the prepayment occurs on or after the second anniversary and prior to the third anniversary of the First Amendment Closing Date.

Leases

In October 2014, we entered into an agreement (the Office Agreement) with Fortress Biotech, Inc. (FBIO) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.4 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. At January 1, 2020, we recognized a lease liability and corresponding right of use (ROU) asset based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. The present values of our lease liability and corresponding ROU asset are $11.3 million and $8.6 million, respectively, as of December 31, 2021. Our leases have remaining lease terms of 2 years to 10 years. One lease has a renewal option to extend the lease for an additional term of two years.

Under the Office Agreement, we agreed to pay FBIO our portion of the build-out costs, which have been allocated to us at the 45% rate mentioned above. The allocated build-out costs have been recorded in Leasehold Interest, net on the Company’s consolidated balance sheets and will be amortized over the 15-year term of the Office Agreement. The initial commitment period of the 45% rate was for a period of three (3) years. We and FBIO currently determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of December 31, 2021, the allocation rate is 63% and will be evaluated again in August 2022 for the following rent year. Also, in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets. Additional collateral of $0.6 million was pledged in April 2018 to increase the letter of credit for the office space.

In October 2019, we finalized a five-year lease for office space in New Jersey (the NJ Lease). We approximate an average annual rental obligation of $0.3 million under the NJ Lease. We took possession of this space in October 2019, with rental payments beginning in November 2019.

In October 2021, we finalized a five-year lease for office space in North Carolina (the NC Lease). We approximate an average annual rental obligation of $0.2 million under the NC Lease. We took possession of this space in February 2022, with rental payments beginning in April 2022.

Total rental expense was approximately $2.2 million, $2.7 million and 2.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Future minimum lease commitments as of December 31, 2021 total, in the aggregate, approximately $18.5 million through December 31, 2032. Our future minimum lease commitments include our office leases in New York, New Jersey and North Carolina as of December 31, 2021.

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

These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is expected to be settled with a credit against the Company's customer account) or a liability (if the amount is expected to be settled with a cash payment). The Company's estimates of reserves established for variable consideration are calculated based upon a consistent application of the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. These estimates reflect the Company's current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be subject to constraint and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration received may ultimately differ from the Company's estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. For a complete discussion of the accounting for product revenue, see Note 1 – Organization and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We currently invest in government and investment-grade corporate debt in accordance with our investment policy, which we may change from time to time. The securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of December 31, 2021, our portfolio of financial instruments consists of cash equivalents and short-term interest-bearing securities, including government debt and money market funds. The average duration of all of our held-to-maturity investments held as of December 31, 2021, was less than 24 months. Due to the relatively short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto, included in Part IV, Item 14(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2021, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive and Chief Financial Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021 was audited by KPMG LLP, our independent registered public accounting firm, as stated in their report.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES.

1.	Consolidated Financial Statements

The following consolidated financial statements of TG Therapeutics, Inc. are filed as part of this report.

Contents	Page
Report of Independent Registered Public Accounting Firm (KPMG LLP, New York, NY, Audit Firm ID: 185) (CohnReznick, LLP, New York, NY, Audit Firm ID: 596)	F-1

Consolidated Balance Sheets as of December 31, 2021 and 2020	F-4

Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019	F-5

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	F-7

Notes to Consolidated Financial Statements	F-8

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

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation of TG Therapeutics, Inc. dated June 16, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2021).

3.4	Amended and Restated Bylaws of TG Therapeutics, Inc. dated July 18, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2014).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2011).

4.2

Stockholder Protection Rights Agreement, dated July 18, 2014 between TG Therapeutics, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2014).

4.3	Description of Securities of TG Therapeutics, Inc. (incorporated by reference to Exhibit 4.5 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.1

Employment Agreement, effective December 29, 2011, between the Registrant and Michael Weiss (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). †

10.2

Restricted Stock Subscription Agreement, effective December 29, 2011, between the Registrant and Michael Weiss (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). †

10.3

Amendment to Restricted Stock Agreement, dated July 12, 2013, by and between TG Therapeutics, Inc. and Michael S. Weiss (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2013). †

10.4

Amendment to Restricted Stock Agreements, dated December 31, 2014, by and between TG Therapeutics, Inc. and Michael S. Weiss (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2015). †

10.5

Employment Agreement, effective December 29, 2011, between the Registrant and Sean Power (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). †

10.6

Restricted Stock Subscription Agreement, effective December 29, 2011 between the Registrant and Sean Power (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). †

10.7

Amendment to Restricted Stock Agreement, dated July 12, 2013, by and between TG Therapeutics, Inc. and Sean A. Power (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 16, 2013). †

10.8

Amendment to Restricted Stock Agreements, dated December 31, 2014, by and between TG Therapeutics, Inc. and Sean A. Power (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2015). †

10.9

License Agreement dated January 30, 2012, by and among the Registrant, GTC Biotherapeutics, Inc., LFB Biotechnologies S.A.S. and LFB/GTC LLC (incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). *

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

10.26

Amended and Restated Collaboration Agreement by and between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc., dated June 19, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2019). *

10.27

Amended and Restated Employment Agreement by and between TG Therapeutics, Inc. and Michael S. Weiss, dated June 18, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10 Q for the quarter ended June 30, 2021). †

10.28	Amended and Restated Loan and Security Agreement, dated December 30, 2021, by and among TG Therapeutics, Inc., TG Biologics, Inc. and Hercules Capital, Inc. #

10.29	Warrant Agreement, dated December 30, 2021, by and between TG Therapeutics, Inc. and Hercules Capital Inc. #

10.30	Warrant Agreement, dated December 30, 2021, by and between TG Therapeutics, Inc. and Hercules Private Credit Fund I L.P. #

10.31	Warrant Agreement, dated December 30, 2021, by and between TG Therapeutics, Inc. and Hercules Private Global Venture Growth Fund I L.P. #

21.1	Subsidiaries of TG Therapeutics, Inc. #

23.1	Consent of Independent Registered Public Accounting Firm (KPMG, LLP). #

23.2	Consent of Independent Registered Public Accounting Firm (CohnReznick, LLP). #

31.1	Certification of Principal Executive Officer. #

31.2	Certification of Principal Financial Officer. #

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

101

The following financial information from TG Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
#	Filed Herewith.
†	Indicates management contract or compensatory plan or arrangement.
*	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

TG Therapeutics, Inc.

Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm (KPMG LLP, New York, NY, Audit Firm ID: 185) (CohnReznick, LLP, New York, NY, Audit Firm ID: 596)	F-1

Consolidated Balance Sheets as of December 31, 2021 and 2020	F-4

Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019	F-5

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
TG Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of TG Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

New York, New York
March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
TG Therapeutics, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited TG Therapeutics, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

New York, New York
March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
TG Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TG Therapeutics, Inc. (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ CohnReznick LLP We served as the Company’s auditor from 2003 to 2020.

New York, New York

March 1, 2022

TG Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets as of December 31

(in thousands, except share and per share amounts)

	2021	2020

Assets
Current assets:
Cash and cash equivalents	$298,887	$553,439
Short-term investment securities	15,876	51,987
Accounts receivable, net	1,389	—
Prepaid research and development	11,929	5,231
Other current assets	2,884	1,083
Total current assets	330,965	611,740
Restricted cash	1,264	1,259
Long-term investment securities	35,533	—
Right of use assets	8,629	9,312
Leasehold interest, net	1,839	2,051
Equipment, net	600	481
Goodwill	799	799
Total assets	$379,629	$625,642

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$51,294	$37,014
Other current liabilities	1,512	18,236
Loan payable – current portion	975	22,179
Lease liability – current portion	1,437	1,669
Accrued compensation	10,166	8,456
Total current liabilities	65,384	87,554
Deferred revenue, net of current portion	457	610
Loan payable – non-current	66,788	7,716
Lease liability – non-current	9,847	10,412
Total liabilities	142,476	106,292
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share (175,000,000 shares authorized, 143,292,043 and 140,617,606 shares issued, 143,250,734 and 140,576,297 shares outstanding at December 31, 2021 and December 31, 2020, respectively)	143	141
Additional paid-in capital	1,565,942	1,500,040
Treasury stock, at cost, 41,309 shares at December 31, 2021 and December 31, 2020	(234)	(234)
Accumulated deficit	(1,328,698)	(980,597)
Total stockholders’ equity	237,153	519,350
Total liabilities and stockholders’ equity	$379,629	$625,642

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations for the Years Ended December 31

(in thousands, except share and per share amounts)

	2021	2020	2019
Revenue:
Product revenue, net	$6,537	$—	$—
License revenue	152	152	152
Total revenue	6,689	152	152

Costs and expenses:
Cost of product revenue	790	—	—
Research and development:
Noncash stock expense associated with in-licensing agreements	—	—	100
Noncash compensation	24,047	13,962	5,811
Other research and development	198,532	151,934	148,269
Total research and development	222,579	165,896	154,180

Selling, general and administrative:
Noncash compensation	37,227	66,327	5,523
Other selling, general and administrative	90,863	41,523	9,504
Total selling, general and administrative	128,090	107,850	15,027

Total costs and expenses	351,459	273,746	169,207

Operating loss	(344,770)	(273,594)	(169,055)

Other expense (income):
Interest expense	5,638	6,329	5,287
Other income	(2,307)	(542)	(1,471)
Total other expense (income), net	3,331	5,787	3,816

Net loss	$(348,101)	$(279,381)	$(172,871)

Basic and diluted net loss per common share	$(2.63)	$(2.42)	$(1.96)

Weighted-average shares used in computing basic and diluted net loss per common share	132,222,753	115,333,693	88,368,844

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31

(in thousands, except share amounts)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2019	83,911,855	84	552,531	41,309	(234)	(528,345)	24,036
Issuance of restricted stock	1,851,520	1	(1)	—	—	—	—
Warrants issued with debt financing	—	—	993	—			993
Forfeiture of restricted stock	(116,463)	*	*	—	—	—	—
Issuance of common stock in offerings (net of offering costs of $0.2 million)	10,149,783	10	77,465	—	—	—	77,475
Issuance of common stock in At-the-Market offerings (net of offering costs of $2.0 million)	13,620,165	14	97,533	—	—	—	97,547
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	11,335	—	—	—	11,335
Shares issued in connection with in-licensing agreements	8,383	*	100	—	—	—	100
Net loss	—	—	—	—	—	(172,871)	(172,871)
Balance at December 31, 2019	109,425,243	109	739,956	41,309	(234)	(701,216)	38,615
Issuance of common stock in connection with exercise of options	35,814	*	146				146
Issuance of restricted stock	4,909,829	5	(5)	—	—	—	—
Forfeiture of restricted stock	(128,666)	*	—	—	—	—	—
Issuance of common stock in offerings (net of offering costs of $29.9 million)	17,043,000	17	462,212	—	—	—	462,229
Issuance of common stock in At-the-Market offerings (net of offering costs of $4.0 million)	9,332,386	10	217,442	—	—	—	217,452
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	80,289	—	—	—	80,289
Net loss	—	—	—	—	—	(279,381)	(279,381)
Balance at December 31, 2020	140,617,606	$141	$1,500,040	41,309	$(234)	$(980,597)	$519,350
Issuance of common stock in connection with exercise of options	52,694	*	216	—	—	—	216
Issuance of restricted stock	2,738,974	2	(2)	—	—	—	—
Warrants issued with debt financing	—	—	2,195	—	—	—	2,195
Forfeiture of restricted stock	(189,231)	*	—	—	—	—	—
Offering costs paid	—	—	(204)	—	—	—	(204)
Issuance of common stock in At-the-Market offerings (net of offering costs of $0.1 million)	72,000	*	2,423	—	—	—	2,423
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	61,274	—	—	—	61,274
Net loss	—	—	—	—	—	(348,101)	(348,101)
Balance at December 31, 2021	143,292,043	$143	$1,565,942	41,309	$(234)	$(1,328,698)	$237,153

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the Years Ended December 31

(in thousands)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(348,101)	$(279,381)	$(172,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	61,274	80,289	11,335
Shares issued in connection with in-licensing agreement	—	—	100
Depreciation and amortization	282	158	100
Amortization of premium on investment securities	517	(30)	(257)
Amortization of debt issuance costs	1,080	925	772
Amortization of leasehold interest	212	216	182
Noncash change in lease liability and right of use asset	1,896	2,325	2,519
Change in fair value of notes payable	(578)	748	124
Changes in assets and liabilities:
(Increase) decrease in other current assets	(8,508)	2,257	1,384
Increase in accounts receivable	(1,389)	—	—
Increase (decrease) in accounts payable and accrued expenses	15,991	11,631	(4,795)
Decrease in lease liabilities	(2,012)	(1,988)	(1,548)
(Decrease) increase in other current liabilities	(16,146)	(31,505)	30,301
Decrease in deferred revenue	(152)	(152)	(152)
Net cash used in operating activities	(295,634)	(214,507)	(132,806)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term securities	55,600	43,250	29,250
Investment in held-to-maturity securities	(55,531)	(67,403)	(29,837)
Purchases of PPE	(401)	(357)	(131)
Net cash used in investing activities	(332)	(24,510)	(718)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan payable	(30,000)	—	—
Proceeds from sale of common stock, net	2,219	679,680	175,021
Proceeds from exercise of options	216	147	—
Proceeds from debt financings	70,000	—	29,987
Financing costs paid	(1,016)	—	(795)
Net cash provided by financing activities	41,419	679,827	204,213

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(254,547)	440,810	70,689

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	554,698	113,888	43,199

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$300,151	$554,698	$113,888

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$298,887	$553,439	$112,637
Restricted cash	1,264	1,259	1,251
Total cash, cash equivalents and restricted cash	$300,151	$554,698	$113,888

Cash paid for:
Interest	$3,466	$4,501	$2,622

NONCASH TRANSACTIONS
Deferred financing costs	$4,165	$—	$988
Warrants issued with debt financing	$2,196	$—	$993
Shares issued in connection with in-licensing	$—	$—	$100

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

TG Therapeutics is a fully-integrated, commercial stage biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. In addition to an active research pipeline including five investigational medicines across these therapeutic areas, we have received accelerated approval from the U.S. Food and Drug Administration (FDA) for UKONIQ® (umbralisib), for the treatment of adult patients with relapsed or refractory marginal zone lymphoma who have received at least one prior anti-CD20-based regimen and relapsed or refractory follicular lymphoma who have received at least three prior lines of systemic therapies. Currently, we have three programs in Phase 3 development for the treatment of patients with relapsing forms of multiple sclerosis (RMS) and patients with chronic lymphocytic leukemia (CLL) and several investigational medicines in Phase 1 clinical development. We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2021, we have an accumulated deficit of $1.3 billion.

Our major sources of cash have been proceeds from private placement and public offering of equity securities, and from our loan and security agreements executed with Hercules Capital, Inc. (Hercules) (see Note 6 for more information). In February of 2021, umbralisib, now referred to as UKONIQ, was granted accelerated approval in the United States for the treatment of adult patients with relapsed or refractory MZL who have received at least one prior anti-CD20 based regimen and adult patients with relapsed or refractory FL who have received at least three prior lines of systemic therapy. Commercial sales of UKONIQ commenced in the first quarter of 2021. We have generated limited revenues to date from product sales. Even with the commercialization of UKONIQ and the potential future commercialization of our other drug candidates, we may not become profitable. Our ability to achieve profitability depends on many factors, including our ability to generate revenue, our ability to obtain regulatory approvals for our drug candidates, our ability to successfully complete any post-approval regulatory obligations and our ability to successfully commercialize our drug candidates. We may continue to incur substantial operating losses even as we begin to generate revenues from product sales.

As of December 31, 2021, we had $350.3 million in cash and cash equivalents, and investment securities. We anticipate that our cash and cash equivalents, and investment securities as of December 31, 2021 will provide sufficient liquidity for more than a twelve-month period from the date of filing this Annual Report on Form 10-K. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our current operations, including the commercialization of any of our drug candidates.

Our common stock is quoted on the Nasdaq Capital Market and trades under the symbol “TGTX.”

RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the applicable reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, accrued clinical trial expenses and stock-based compensation. Actual results could differ from those estimates. Such differences could be material to the financial statements.

CASH AND CASH EQUIVALENTS

We treat liquid investments with original maturities of less than three months when purchased as cash and cash equivalents.

RESTRICTED CASH

We record cash pledged or held in trust as restricted cash. As of December 31, 2021 and 2020, we have approximately $1.3 million of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 7).

INVESTMENT SECURITIES

Investment securities at December 31, 2021 and 2020 consist of short-term and long-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

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

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

As of December 31, 2021, the Company has not received any returns.

Co-Payment Assistance Programs: Co-payment assistance is provided to qualified patients, whereby the Company may provide financial assistance to patients with prescription drug co-payments required by the patient's insurance provider. Reserves for co-payment assistance are recorded in the same period the related revenue is recognized.

ACCOUNTS RECEIVABLE

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns and chargebacks. Our contracts with customers have standard payment terms. We analyze accounts that are past due for collectability, and regularly evaluate the creditworthiness of our customers so that we can properly assess and respond to changes in their credit profiles. As of December 31, 2021, we determined an allowance for expected credit losses related to outstanding accounts receivable was currently not required based upon our review of contractual payment terms and individual customer circumstances.

COST OF PRODUCT REVENUE

Cost of product revenue consists primarily of materials and third-party manufacturing costs, as well as freight and royalties owed to our licensing partner for UKONIQ sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, the manufacturing costs of UKONIQ units recognized as revenue during the year ended December 31, 2021 were expensed prior to receipt of FDA approval on February 5, 2021, and therefore are not included in costs of product revenue during the current period.

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

RESEARCH AND DEVELOPMENT COSTS

Generally, research and development costs are expensed as incurred. Research and development expenses consist primarily of costs incurred to third-party service providers for the conduct of research, preclinical and clinical studies, contract manufacturing costs, license milestone fees, personnel costs for our research and development employees, consulting, and other related expenses. We recognize research, preclinical and clinical study expenses based on services performed, pursuant to contracts with third-party research and development organizations that conduct and manage research, preclinical and clinical activities on our behalf. We accrue these expenses based on the progress or stage of completion of services and the contracted fees to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the original accrual, we will adjust the accrual accordingly. With respect to clinical trial costs, the financial terms of these agreements are subject to an initial negotiation and vary from contract to contract. Payments under these contracts may be uneven and depend on factors such as the achievement of certain events, the successful recruitment of patients, the completion of portions of the clinical trial or similar conditions. As such, certain expense accruals related to clinical site costs are recognized based on the degree of performance of the event or events specified in the specific clinical study or trial contract.

Prepaid research and development in our consolidated balance sheets includes, among other things, costs related to agreements with CROs, certain costs to third-party service providers related to development and manufacturing services as well as clinical development. These agreements often require payments in advance of services performed or goods received. Accordingly, as of December 31, 2021 and December 31, 2020, we recorded approximately $11.9 million and $5.2 million, respectively, in prepaid research and development related to such advance agreements.

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

We, and our subsidiaries, file income tax returns in the U.S. federal jurisdiction and in various states. We have tax net operating loss carryforwards that are subject to examination for a number of years beyond the year in which they were generated for tax purposes. Since a portion of these net operating loss carryforwards may be utilized in the future, many of these net operating loss carryforwards will remain subject to examination. We recognize interest and penalties related to uncertain income tax positions in income tax expense. Refer to Note 8 for further information on impact of tax reform.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”) was enacted on March 27, 2020 in response to the economic fallout of the COVID-19 pandemic in the United States. There are several provisions of the CARES Act that were considered in the December 31, 2021 year-end tax provision. However, the Company chose not to utilize any provisions or participate in certain programs due to lack of a benefit to the Company.

STOCK-BASED COMPENSATION

The Company measures employee and non-employee stock-based compensation based on the grant date fair value of the stock-based compensation award. The Company grants stock options at exercise prices equal to the fair value of the Company’s common stock on the date of grant, based on observable market prices. The Company uses the Black-Scholes option-pricing model to measure the fair value of stock option awards. We recognize all stock-based payments to employees and non-employee directors (as compensation for service) as noncash compensation expense in the consolidated financial statements. Stock-based compensation expense recognized each period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Forfeitures are recognized as they occur.

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

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 13,280,608, 11,976,276 and 8,361,739 at December 31, 2021, 2020 and 2019, respectively. During the years ended December 31, 2021, 2020 and 2019, the Company incurred a net loss; therefore, all of the securities are antidilutive and excluded from the computation of diluted loss per share.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes our potentially dilutive securities at December 31, 2021, 2020 and 2019:

	December 31,
	2021	2020	2019
Unvested restricted stock	10,532,029	9,285,020	5,591,786
Options	2,467,537	2,526,166	2,605,730
Warrants	262,100	147,058	147,058
Shares issuable upon note conversion	18,942	18,032	17,165
Total	13,280,608	11,976,276	8,361,739

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

Goodwill is reviewed for impairment annually, or earlier when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. We will continue to perform impairment tests annually, at December 31, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. There was no impairment to goodwill as of December 31, 2021.

NOTE 2 - REVENUE RECOGNITION

Gross-to-Net Sales Adjustments

To date our only source of product revenue has been from the U.S. sales of UKONIQ, which we began shipping to our customers in February 2021. We record our best estimate for sales discounts and allowances to which customers are likely to be entitled. The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows for the year ended December 31, 2021:

Year ended
(in thousands)	December 31, 2021
Gross product revenue	$8,172
Gross-to-net adjustments:
Chargebacks and administrative fees	(840)
Trade discounts and allowances	(383)
Government rebates and co-payment assistance	(372)
Sales returns and allowances	(40)
Total gross-to-net adjustments(1)	$(1,635)
Net product revenue	$6,537
(1)As of December 31, 2021, approximately $0.4 million of estimated gross-to-net-accruals have been recorded as a reduction of accounts receivable, net and within accounts payable and accrued expenses on the consolidated balance sheets.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3 – INVESTMENT SECURITIES

Our investments as of December 31, 2021 and 2020 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at December 31, 2021 and 2020:

	December 31, 2021
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated fair
(in thousands)	adjusted	holding gains	holding losses	value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2022 and April 2022) (held-to-maturity)	$15,876	$—	$4	$15,872

Long-term investments:
Obligations of domestic governmental agencies (maturing between February 2023 and June 2023) (held-to-maturity)	35,533	—	160	35,373
Total short-term and long-term investment securities	$51,409	$—	$164	$51,245

	December 31, 2020
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2021 and December 2021) (held-to-maturity)	$51,987	$1	$4	$51,984
Total short-term investment securities	$51,987	$1	$4	$51,984

Long-term investments:
Obligations of domestic governmental agencies (held-to-maturity)	$—	$—	$—	$—
Total long-term investment securities	$—	$—	$—	$—

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

As of December 31, 2021 and 2020, the fair values of cash and cash equivalents, restricted cash, accounts receivable, and notes and interest payable approximate their carrying value.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At the time of our merger (we were then known as Manhattan Pharmaceuticals, Inc. (Manhattan)) with Ariston Pharmaceuticals, Inc. (Ariston) in March 2010, Ariston issued $15.5 million of five-year 5% notes payable (the 5% Notes) in satisfaction of several note payable issuances. The 5% Notes and accrued and unpaid interest thereon are convertible at the option of the holder into common stock at the conversion price of $1,125 per share. We have no obligations under the 5% Notes aside from the conversion feature.

The following tables provide the fair value measurements of applicable financial liabilities as of December 31, 2021 and 2020:

	Financial liabilities at fair value as of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$360	$360
Total	$—	$—	$360	$360

	Financial liabilities at fair value as of December 31, 2020
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$938	$938
Total	$—	$—	$938	$938

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts receivable, accounts payable and debt. Cash, cash equivalents, accounts payable and debt are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature.

The following table summarizes the changes in Level 3 instruments for the years ended December 31, 2020 and 2021:

(in thousands)
Balance at January 1, 2020	$190
Interest accrued on face value of 5% Notes	976
Change in fair value of Level 3 liabilities	(228)
Balance at December 31, 2020	938
Interest accrued on face value of 5% Notes	1,023
Change in fair value of Level 3 liabilities	(1,601)
Balance at December 31, 2021	$360

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

Stockholder Rights Plan

On July 18, 2014, we adopted a stockholder rights plan. The stockholder rights plan is embodied in the Stockholder Protection Rights Agreement dated as of July 18, 2014 (the Rights Agreement), between us and American Stock Transfer & Trust Company, LLC, as rights agent (the Rights Agent).

Accordingly, the Board of Directors declared a distribution of one right (a “Right”) for each outstanding share of common stock, to stockholders of record at the close of business on July 28, 2014, for each share of common stock issued (including shares distributed from Treasury) by us thereafter and prior to the Separation Time (as defined in the Rights Agreement), and for certain shares of common stock issued after the Separation Time. Following the Separation Time, each Right entitles the registered holder to purchase from us one one-thousandth (1/1,000) of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the Preferred Stock), at a purchase price of $100.00 (the Exercise Price), subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement. Each one one-thousandth of a share of Preferred Stock has substantially the same rights as one share of common stock. Subject to the terms and conditions of the Rights Agreement, Rights become exercisable ten days after the public announcement that a “Person” has become an “Acquiring Person” (as each such term is defined in the Rights Agreement). Any Rights held by an Acquiring Person are void and may not be exercised.

The Rights Agreement was approved by our Board of Directors on July 18, 2014. The Rights will expire at the close of business on its ten-year anniversary, unless earlier exchanged or terminated by us.

Common Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 175,000,000 shares of $0.001 par value common stock.

In May 2017, we filed a shelf registration statement on Form S-3 (the 2017 S-3), which was declared effective in June 2017, replacing the 2015 S-3. Under the 2017 S-3, we may sell up to a total of $300 million of securities. In connection with the 2017 S-3, we entered into an At-the-Market Issuance Sales Agreement (the 2017 ATM) with Jefferies LLC, Cantor Fitzgerald & Co., FBR Capital Markets & Co., SunTrust Robinson Humphrey, Inc., Raymond James & Associates, Inc., Ladenburg Thalmann & Co. Inc. and H.C. Wainwright & Co., LLC (each a "2017 Agent" and collectively, the 2017 Agents), relating to the sale of shares of our common stock. Under the 2017 ATM we pay the 2017 Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock.

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

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2021, we sold a total of 72,000 shares of common stock under the 2021 ATM for aggregate total gross proceeds of approximately $2.5 million at an average selling price of $34.25 per share, resulting in net proceeds of approximately $2.4 million after deducting commissions and other transactions costs.

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

Treasury Stock

As of December 31, 2021 and 2020, 41,309 shares of common stock are being held in Treasury, at a cost of approximately $0.2 million, representing the fair market value on the date the shares were surrendered to the Company to satisfy employee tax obligations.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (2012 Incentive Plan) was approved by stockholders in June 2020. Pursuant to this amendment, 8,000,000 shares were added to the 2012 Incentive Plan. As of December 31, 2021 and 2020, 12,032,040 and 10,785,034 shares of restricted stock and 2,467,537 and 2,526,166 options, respectively, were outstanding and up to an additional 1,511,105 shares may be issued under the 2012 Incentive Plan.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Stock Options

The estimated fair value of the options granted in the year ended December 31, 2020 and 2019 was determined utilizing the Black-Scholes option-pricing model at the date of grant. The following table summarizes stock option activity for the years ended December 31, 2021, 2020 and 2019:

			Weighted-
			average
		Weighted-	contractual
	Number of	average	term	Aggregate
	shares	exercise price	(in years)	intrinsic value
Outstanding at January 1, 2019	1,916,900	—	—	$—
Granted	815,000	6.50
Exercised	—	—
Forfeited	(126,170)	6.10
Expired	—	—
Outstanding at December 31, 2019	2,605,730	$6.73	8.92	$11,706,110
Granted	75,000	8.21
Exercised	(35,814)	4.10
Forfeited	(118,750)	10.16
Expired	—	—
Outstanding at December 31, 2020	2,526,166	$6.99	8.10	$115,472,832
Granted	—	—
Exercised	(52,694)	4.10
Forfeited	(5,935)	4.10
Expired	—
Outstanding at December 31, 2021	2,467,537	$7.06	6.99	$29,503,551

Exercisable at December 31, 2021	1,368,106	$6.57	7.05	$17,023,532

Total expense associated with the stock options was approximately $2.9 million, $6.0 million and $3.5 million during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was approximately $0.2 million of total unrecognized compensation cost related to unvested time-based stock options, which is expected to be recognized over a weighted-average period of 1.0 year. As of December 31, 2021, the stock options outstanding include options granted to both employees and non-employees which are both time-based and milestone-based. Stock-based compensation for milestone-based options will be recorded if and when a milestone occurs. We recognized stock-based compensation expense of $1.4 million during the year ended December 31, 2021 for these stock options. We did not grant any options for the year ended December 31, 2021.

The fair value of the Company’s option awards were estimated using the assumptions below:

	Year Ended
	December 31, 2021	December 31, 2020
Volatility	0	186.91-191.05
Expected term (in years)	0	5.0-6.25
Risk-free rate	—%	0.34-0.54%
Expected dividend yield	—%	—%

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the years ended December 31, 2021, 2020 and 2019:

		Weighted-average
		grant date fair
	Number of shares	value
Outstanding at January 1, 2019	6,095,692	$8.07
Granted	1,851,520	12.95
Vested	(738,960)	9.08
Forfeited	(116,463)	7.96
Outstanding at December 31, 2019	7,091,789	7.78
Granted	4,909,829	20.34
Vested	(1,087,918)	8.40
Forfeited	(128,666)	8.70
Outstanding at December 31, 2020	10,785,034	13.38
Granted	2,738,974	39.49
Vested	(1,302,737)	18.14
Forfeited	(189,231)	21.8
Outstanding at December 31, 2021	12,032,040	$18.67

Total compensation expense associated with restricted stock grants was $58.4 million, $74.2 million and $7.8 million during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there was approximately $50.7 million of total unrecognized compensation expense related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 1 year. This amount does not include, as of December 31, 2021, 4,016,281 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones; and 1,088,750 shares of restricted stock outstanding issued to non-employees. Milestone-based noncash compensation expense will be measured and recorded if and when a milestone becomes probable.

Warrants

The Company’s only outstanding warrants are the warrants issued to Hercules as part of our debt agreement to purchase 147,058 and 115,042 shares of common stock with exercise prices of $4.08 and $17.95, respectively. See Note 6 for further details. There will not be any ongoing stock compensation expense volatility associated with these warrants.

NOTE 6 – LOAN PAYABLE

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

On December 30, 2021 (the First Amendment Closing Date), the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Hercules Capital, Inc. The Amended Loan Agreement amended the terms of the Loan Agreement to, among other things, (i) increase the aggregate principal amount of the loan, available at the Company’s option, from $60.0 million to $200.0 million (the Amended Term Loan), (ii) issue a first advance of $70.0 million drawn at the First Amendment Closing date, a portion of which was used to refinance the current outstanding loan balance of approximately $7.8 million and pay for expenses incurred by the Lender in executing the agreements, (iii) change the draw amounts and dates available in Tranche 2 through Tranche 4 including increasing the amount available under Tranche 2 subject to the achievement of performance milestones from $10.0 million to

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

$20.0 million, increasing the amount available under Tranche 3 subject to the achievement of performance milestones from $10.0 million to $45.0 million, and increasing the amount under Tranche 4 subject to the approval of Hercules’ investment committee from $10.0 million to $65.0 million, (iv) extend the maturity date of the facility from the original March 1, 2022 to January 1, 2026, (v) reset and extend the interest only period from April 1, 2021 to February 1, 2025 and extendable to August 1, 2025 subject to the achievement of certain performance milestones, and (vi) modify the cash interest rate to be the greater of either (a) the “prime rate” as reported in The Wall Street Journal plus 2.15%, and (b) 5.40%. The performance milestones are based on achievement of certain U.S. Food and Drug Administration approvals and impact the potential extension of the interest only period, access to future advances under the Loan Agreement and minimum cash levels required under the Amended Loan Agreement.

The Amended Loan Agreement contains financial covenants from and after October 15, 2022 that require the Company to maintain certain levels of unrestricted cash and additional financial covenants related to market capitalization and unrestricted cash commencing on July 1, 2023 at any time when the Amended Term Loan advances made under the Amended Loan Agreement are greater than $70 million.

The Amended Loan Agreement also contains warrant coverage of 2.95% of the total amount funded. A warrant (the Warrant) was issued by the Company to Hercules to purchase 115,042 shares of common stock with an exercise price of $17.95 for the initial amount funded at closing. The Warrant shall be exercisable for seven years from the date of issuance. Hercules may exercise the Warrant either by (a) cash or check or (b) through a net issuance conversion.

In addition, the Company is required to pay a final payment fee equal to 5.95% of the aggregate principal amount of the Term Loan Advances.

The Company may, at its option, prepay the Amended Term Loan in full or in part, subject to a prepayment penalty equal to (i) 2.0% of the principal amount prepaid if the prepayment occurs prior to the first anniversary of the First Amendment Closing Date, (ii) 1.5% of the principal amount prepaid if the prepayment occurs on or after the first anniversary and prior to the second anniversary of the First Amendment Closing Date, and (iii) 1.0% of the principal amount prepaid if the prepayment occurs on or after the second anniversary and prior to the third anniversary of the First Amendment Closing Date.

The Company evaluated whether the Amended Term Loan entered into in December 2021 represented a debt modification or extinguishment of the Term Loan in accordance with ASC 470-50, Debt – Modifications and Extinguishments. As a result of the repayment and retirement of the Term Loan, the Term Loan was accounted for by the Company under the extinguishment accounting model. The Company recorded a loss on extinguishment of debt of approximately $0.2 million on the Company’s statement of operations for the twelve months ended December 31, 2021, representing the write-off of deferred financing costs.

The Company estimated the fair value of the Warrant using the Black-Scholes model based on the following key assumptions:

Amended Term Loan
Exercise price	$17.95
Common share price on date of issuance	$19.35
Volatility	184.4%
Risk-free interest rate	1.44%
Expected dividend yield	—%
Contractual term (in years)	7.00 years

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company incurred financing expenses of $7.4 million (including the fair value of the Warrant) related to the Amended Loan Agreement which are recorded as debt issuance costs and as an offset to loan payable on the Company’s consolidated balance sheet. The debt issuance costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and will be included in interest expense in the Company’s consolidated statements of operations. Amortization of debt issuance costs was $1.1 million, $0.9 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, the remaining unamortized balance of debt issuance costs was $7.4 million.

The loan payable as of December 31, 2021 and 2020, is as follows:

	December 31,	December 31,
(in thousands)	2021	2020
Loan payable	$70,000	$30,000
End of term fee	5,140	975
	75,140	30,975
Less: unamortized debt issuance costs	(7,377)	(1,080)
	67,763	29,895
Less: principal payments	—	—
Total loan payable	67,763	29,895
Less: current portion	(975)	(22,179)
Loan payable non-current	$66,788	$7,716

NOTE 7 – LEASES

In October 2014, we entered into an agreement (the Office Agreement) with Fortress Biotech, Inc. (FBIO) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.4 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. At January 1, 2019, we recognized a lease liability and corresponding ROU asset of $9.5 million and $8.1 million, respectively, based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. The present values of our lease liability and corresponding ROU asset are $11.3 million and $8.6 million, respectively, as of December 31, 2021. Our leases have remaining lease terms of approximately 3 years to 10 years. One lease has a renewal option to extend the lease for an additional term of five years.

The initial commitment period of the 45% rate was for a period of three (3) years. We and FBIO currently determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of December 31, 2021, the allocation rate is 63% and will be evaluated again in August 2022 for the following rent year. Also in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets. Additional collateral of $0.6 million was pledged in April 2018 to increase the letter of credit for the office space.

In October 2019, we finalized a five-year lease for office space in New Jersey (the NJ Lease). We approximate an average annual rental obligation of $0.3 million under the NJ Lease. We took possession of this space in October 2019, with rental payments beginning in November 2019.

In October 2021, we finalized a five-year lease for office space in North Carolina (the NC Lease). We approximate an average annual rental obligation of $0.2 million under the NC Lease. We took possession of this space in February 2022, with rental payments beginning in April 2022.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following components of lease expense are included in the Company’s consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019:

	Year ended
	December 31,
(in thousands)	2021	2020	2019
Operating lease cost	$2,154	$2,656	$2,651
Net lease cost	$2,154	$2,656	$2,651

As of December 31, 2021, the weighted-average remaining operating lease term was 7.9 years and the weighted-average discount rate for operating leases was 10.25%. Cash paid for amounts included in the measurement of operating lease liabilities during the year ended December 31, 2021 was $2.0 million.

The balance sheet classification of lease liabilities was as follows:

	December 31,	December 31,
(in thousands)	2021	2020
Liabilities
Lease liability current portion	$1,437	$1,669
Lease liability non-current	9,847	10,412
Total lease liability	$11,284	$12,081

As of December 31, 2021, the maturities of lease liabilities were as follows:

Operating
(in thousands)	leases
2022	$2,035
2023	2,040
2024	1,924
2025	1,653
2026	1,678
After 2026	8,219
Total lease payments	17,549
Less: interest	(6,265)
Present value of lease liabilities(*)	$11,284

(*) As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date and considering the term of the lease to determine the present value of lease payments. We used the incremental borrowing rate of 10.25% on February 28, 2019, for all operating leases, including those that commenced prior to that date.

NOTE 8 – INCOME TAXES

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based upon management's assessment of all available evidence, we believe that it is more-likely-than-not that the deferred tax assets will not be realizable, and therefore, a valuation allowance has been established. The valuation allowance for deferred tax assets was approximately $367.4 million and $276.7 million as of December 31, 2021 and 2020, respectively.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”) was enacted on March 27, 2020 in response to the economic fall out of the COVID-19 pandemic in the United States. The CARES Act allows employers to defer the deposit and payment of the employer’s share of Social Security taxes during the payroll tax deferral period of March 27, 2020 through December 31, 2020. The CARES Act provides for half of the deferred payroll taxes to be paid by December 31, 2021 and the second half to be paid by December 31, 2022. The Company did not participate in this deferral program.

As of December 31, 2021, we have U.S. net operating loss carryforwards of approximately $1.3 billion, research and development credit carryforwards (“R&D credits”) of approximately $35.7 million and business interest expense carryforward of $9.8 million. For income tax purposes, these NOLs and R&D credits will expire in various amounts through 2038. NOLs generated after 2017 and the business interest expense carryforwards do not expire. The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards and R&D credit carryforwards in the case of certain events including significant changes in ownership interests. The Exchange Transaction with TG Bio may have resulted in a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, stock issuance activities may have resulted in a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended. Accordingly, a substantial portion of the Company’s NOLs above may be subject to annual limitations in reducing any future year’s taxable income, and a substantial portion of the R&D Credit carryforwards may be subject to annual limitations in reducing any future year’s tax.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented below.

(in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$295,985	$223,685
Research and development credit	35,665	27,558
Noncash compensation	32,356	22,381
Disallowed interest	2,434	1,855
Other	1,006	1,224
Deferred tax asset, excluding valuation allowance	367,446	276,703

Less valuation allowance	(367,446)	(276,703)
Net deferred tax assets	$—	$—

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

There was no current or deferred income tax expense for the year ended December 31, 2021. Income tax expense differed from amounts computed by applying the US Federal income tax rate of 21% for the years ending December 31, 2021, 2020 and 2019, to pretax loss as follows:

	For the year ended December 31,
(in thousands)	2021	2020	2019

Loss before income taxes, as reported in the consolidated statements of operations	$(348,101)	$(279,381)	$(172,871)

Computed “expected” tax benefit	$(73,101)	$(58,670)	$(36,303)

Increase (decrease) in income taxes resulting from:
Expected benefit from state and local taxes	(3,445)	(10,801)	(2,128)
Research and development credits	(8,337)	(5,265)	(7,266)
Other	867	1,065	641
Stock options	(6,726)	(1,558)	1,292
Enactment of federal tax reform	—	(14,763)	—
Change in the balance of the valuation allowance for deferred tax assets	90,742	89,992	43,764
	$—	$—	$—

We file income tax returns in the U.S Federal and various state and local jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by tax authorities for years prior to 2018. However, NOLs and tax credits generated from those prior years could still be adjusted upon audit.

The Company would recognize interest and penalties, if any, to uncertain tax position in income tax expense in the statement of operations. There was no accrual for interest and penalties related to uncertain tax positions for 2021. We do not believe that there will be a material change in our unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance

NOTE 9 – LICENSE AGREEMENTS

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $0.2 million for each of the years ended December 31, 2021, 2020 and 2019, and, at December 31, 2021 and 2020, have deferred revenue of approximately $0.6 million and $0.8 million, respectively, associated with this $2 million payment (approximately $0.2 million of which has been classified in current liabilities at December 31, 2021 and 2020).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of ublituximab in the sublicense territory.

In January 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the LFB License Agreement). Under the

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

terms of the LFB License Agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. For the period ended December 31, 2021, we incurred approximately $7.0 million in expense related to the achievement of certain milestones of the LFB License Agreement. These expenses are included in other research and development expenses in the accompanying consolidated statements of operations. As of December 31, 2021, we had approximately zero recorded in accounts payable related to the LFB License Agreement.

LFB Group is eligible to receive payments of up to an aggregate of approximately $31.0 million upon our successful achievement of certain clinical development, regulatory, and sales milestones, in addition to royalty payments on net sales of ublituximab at a royalty rate that escalates from mid-single digits to high-single digits. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party.

TGR-1202 (Umbralisib or UKONIQ)

On September 22, 2014, we exercised our option to license the global rights to umbralisib, thereby entering into an exclusive licensing agreement (the TGR-1202 License) with Rhizen Pharmaceuticals, SA (Rhizen) for the development and commercialization of umbralisib.

Under the terms of the TGR-1202 License, Rhizen received a $4.0 million cash payment and 371,530 shares of our common stock as an upfront license fee. For the year ended December 31, 2021, we paid Rhizen $12.0 million as part of a primary indication approval milestone for launch of product in the US in accordance with the terms of the Umbralisib License. Rhizen will be eligible to receive additional approval and sales-based milestone payments in the aggregate of approximately $175 million payable upon approval in multiple jurisdictions for up to two oncology indications and one non-oncology indication and attaining certain sales milestones. In addition, if umbralisib is co-formulated with another drug to create a new product (a "New Product"), Rhizen will be eligible to receive similar regulatory approval and sales-based milestone payments for such New Product. Additionally, Rhizen receives tiered royalties that escalate from high single digits to low double digits on any net sales of umbralisib and any New Product. During the year ended December 31, 2021, the Company recorded $0.5 million related to the worldwide royalty due under the Umbralisib License in cost of product revenue based on U.S. sales of UKONIQ and as of December 31, 2021, $0.2 million in royalties were payable under the Umbralisib License. Rhizen shall also be eligible to participate in sublicensing revenue, if any, based on a percentage that decreases as a function of the number of patients treated in clinical trials following the exercise of the license option. Rhizen will retain global manufacturing rights to umbralisib, provided that they are price competitive with alternative manufacturers. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or any other exclusivity right in such country, unless the agreement is earlier terminated (i) by us for any reason, or (ii) by either party due to a breach of the agreement.

TG-1501: PDL1 (Cosibelimab)

In March 2015, we entered into a Global Collaboration Agreement (Collaboration Agreement) with Checkpoint for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. The Collaboration Agreement was amended in June 2019 and in March of 2020. We incurred expenses of approximately $0.1 million, $1.1 million and $4.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, the majority of which relates to manufacturing expenses and milestone payments of PD-L1. The relevant expenses are recorded in other research and development in the accompanying consolidated statements of operations.

TG-1601: BET

In May 2016, as part of a broader agreement with Jubilant Biosys (Jubilant), we entered into a sub-license agreement (JBET Agreement) with Checkpoint Therapeutics, Inc. (Checkpoint) (see Note 10), for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

In July 2015, we entered into a Shared Services Agreement (the Shared Services Agreement) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.9 million, $0.8 million, and $0.9 million for shared services for the years ended December 31, 2021, 2020 and 2019, respectively, primarily related to shared personnel. Mr. Weiss, our Chairman and Chief Executive Officer, also serves as a director and Executive Vice Chairman, Strategic Development of FBIO.

In March 2015, we entered into the Collaboration Agreement with Checkpoint, a subsidiary of FBIO, for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. In May 2016, as part of a broader agreement with Jubilant, we entered into a sublicense agreement (JBET Agreement) with Checkpoint for the development and commercialization of Jubilant’s novel BET inhibitor program in the field of hematological malignancies. Mr. Weiss also serves as Chairman of the Board of Directors of Checkpoint.

Please refer to Note 7 - Leases for details regarding the Office Agreement with FBIO, as well as Note 9 - License Agreements for details regarding the Collaboration Agreement and JBET Agreement with Checkpoint.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 11 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2021, we have known contractual obligations; commitments and contingencies of $93.6 million related to our short- and long-term liabilities and operating lease obligations.

		Less than			More than
Payment due by period (in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Contractual obligations
Operating leases	$18,454	$2,063	$4,290	$3,831	$8,270
Loan payable	75,140	975	—	74,165	—
Total	$93,594	$3,038	$4,290	$77,996	$8,270

Leases

See Note 7 - leases for a detailed description of our lease arrangements in New York, New Jersey and North Carolina. Total rental expense was approximately $2.2 million, $2.7 million and $2.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Future minimum lease commitments as of December 31, 2021, in the aggregate total approximately $18.5 million through December 31, 2032. The preceding table shows future minimum lease commitments, which include our office leases in New York, New Jersey, and North Carolina by year as of December 31, 2021.

Loan Payable

See Note 6 – Loan payable for a detail description of our loan agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: March 1, 2022	By:	/s/ Michael S. Weiss
Michael S. Weiss
Chairman and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 1, 2022, and in the capacities indicated:

Signatures	Title
/s/ Michael S. Weiss Michael S. Weiss	Chairman and Chief Executive Officer

/s/ Sean A. Power Sean A. Power	Chief Financial Officer (principal financial and accounting officer)

/s/ Laurence N. Charney Laurence N. Charney	Director

/s/ Yann Echelard Yann Echelard	Director

/s/ Kenneth Hoberman Kenneth Hoberman	Director

/s/ Daniel Hume Daniel Hume	Director

/s/ Sagar Lonial Sagar Lonial	Director