Form 10-Q
period 2022-03-31
TG THERAPEUTICS, INC.
filed 2022-05-10
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☒

There were 144,435,369 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 6, 2022.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements about:

●	our ability to obtain regulatory approval for ublituximab in relapsing forms of multiple sclerosis (RMS) and any other product candidates;
●	our ability to adapt and expand our commercial infrastructure to successfully launch, market and sell ublituximab in RMS if we obtain regulatory approval in the future;
●	the success of the potential commercialization of ublituximab or any future products or combinations of products, including the anticipated rate and degree of market acceptance and pricing and reimbursement;
●	the initiation, timing, progress and results of our pre-clinical studies and clinical trials;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to establish and maintain contractual relationships, on commercially reasonable terms, with third parties for manufacturing, distribution and supply, and a range of other support functions for our clinical development and commercialization efforts;
●	the implementation of our business model, strategic plans for our business and drug candidates;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	our ability to maintain and establish collaborations and enter into strategic arrangements, if desired;
●	our ability to meet any of our financial projections or guidance, including without limitation short and long-term revenue projections or guidance and changes to the assumptions underlying those projections or guidance;
●	our financial performance and cash burn management; and
●	developments relating to our competitors and our industry.

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

Risks Related to Drug Development and Regulatory Approval

●	If we are unable to obtain regulatory approval for our product candidates and ultimately cannot commercialize one or more of them, or experience significant delays in doing so, our business will be materially harmed.
●	Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or significantly limit their commercial profile following marketing approval, if any.
●	Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be impacted, as more patient data or additional endpoints are analyzed.
●	Any product candidates we may advance through clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays, or prevent the receipt of the required approvals.

Risks Related to Commercialization

●	We cannot predict when or if we will obtain regulatory approval to commercialize our product candidates, including ublituximab in RMS.
●	We have limited experience operating as a commercial company, and, as a result, the marketing and sale of ublituximab in RMS, if approved, may be less successful than anticipated.
●	If any of our future product candidates receive approval but do not achieve broad market acceptance among physicians, patients, payors, and the medical community, the revenues that we generate from product sales will be limited.
●	If the market opportunities for any products for which we may receive approval, including ublituximab in RMS, are smaller than we estimate or if any approval that we obtain is based on a narrower patient population or the labeling includes warnings or limitations that are not acceptable to patients or healthcare providers, our revenue will be adversely affected.
●	We face substantial competition for treatments for our target indications, which may result in others commercializing drugs before or more successfully than we do, resulting in the reduction or elimination of our commercial opportunity.
●	If we are unable to establish additional commercial capabilities and infrastructure to support a potential launch in RMS or expansion into geographies outside the U.S., we may be unable to generate sufficient revenue to sustain our business.
●	Product liability lawsuits could cause us to incur substantial liabilities and limit product commercialization.

Risks Related to our Financial Position and Need for Additional Capital

●	We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.
●	We will need to raise substantial additional funding. If we are unable to raise capital when needed, we will be forced to delay, reduce, or eliminate some of our drug development programs or commercialization efforts.
●	Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

Risks Related to Governmental Regulation of the Pharmaceutical Industry

●	We are subject to extensive regulation, including new legislative and regulatory proposals, that may increase our compliance costs and adversely affect our ability to market our products, obtain collaborators and raise capital.
●	If we fail to comply with various healthcare laws and regulations, we may incur losses or be subject to liability.
●	If we fail to comply with regulatory requirements, any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties.

Risks Related to our Dependence on Third Parties

●	If the third parties on which we rely to conduct our clinical trials and generate clinical, preclinical and other data necessary to support our regulatory applications do not perform their services as required, we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.
●	Our reliance on third parties for commercial and clinical supply of our products and product candidates increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
●	Because we have in-licensed our products and product candidates from third parties, any dispute with or non-performance by our licensors will adversely affect our ability to develop and commercialize the applicable product.

Risks Related to Intellectual Property

●	Our success depends upon our ability to obtain and protect our intellectual property, and if the scope of our patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.
●	Our patent protection could be reduced or eliminated for non-compliance with various procedural and other requirements imposed by governmental patent agencies.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
●	If we or our partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.
●	If we are unable to protect the confidentiality of our trade secrets, our business may be significantly harmed.

Risks Related to COVID-19

●	Public health issues, and specifically the pandemic caused by COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.
●	Patients and healthcare providers have raised concerns that immunosuppressive products, like anti-CD20 antibodies and other B-cell targeted agents, may increase the risk of acquiring COVID-19 or lead to more severe complications upon infection. These concerns may impact the commercial potential for ublituximab and other immunosuppressive products that we have in development.

General Risk Factors

●	We will need to develop and expand our business, and we may encounter difficulties in managing this development and expansion.
●	Our ability to continue our clinical development and commercialization activities will depend on our ability to attract and maintain key management and other personnel.
●	Certain of our executive officers, directors and other stockholders own more than 5% of our outstanding common stock and may be able to influence our management and the outcome of matters submitted to shareholders for approval.
●	Certain anti-takeover provisions in our charter documents and Delaware law could make a third-party acquisition more difficult, which could limit the price investors might be willing to pay for our common stock.
●	Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit and could subject us to securities and shareholder derivative litigation.

The foregoing is only a summary of some of our risks. These and other risks are discussed more fully in the section entitled “Risk Factors” in Part II, Item IA and elsewhere in this Quarterly Report on Form 10-Q (our Risk Factors).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$185,676	$298,887
Short-term investment securities	47,525	15,876
Accounts receivable, net	903	1,389
Prepaid research and development	4,092	11,929
Other current assets	4,020	2,884
Total current assets	242,216	330,965
Restricted cash	1,265	1,264
Long-term investment securities	47,472	35,533
Right of use assets	8,964	8,629
Leasehold interest, net	1,786	1,839
Equipment, net	526	600
Goodwill	799	799
Total assets	$303,028	$379,629

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$49,668	$51,294
Other current liabilities	1,873	1,512
Loan payable – current portion	—	975
Lease liability – current portion	1,492	1,437
Accrued compensation	1,623	10,166
Total current liabilities	54,656	65,384
Deferred revenue, net of current portion	419	457
Loan payable – non-current	67,249	66,788
Lease liability – non-current	10,318	9,847
Total liabilities	132,642	142,476
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share (175,000,000 shares authorized, 144,583,334 and 143,292,043 shares issued, 144,542,025 and 143,250,734 shares outstanding at March 31, 2022 and December 31, 2021, respectively)	145	143
Additional paid-in capital	1,568,186	1,565,942
Treasury stock, at cost, 41,309 shares at March 31, 2022 and December 31, 2021	(234)	(234)
Accumulated deficit	(1,397,711)	(1,328,698)
Total stockholders’ equity	170,386	237,153
Total liabilities and stockholders’ equity	$303,028	$379,629

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Revenue:
Product revenue, net	$1,978	$755
License revenue	38	38
Total revenue	$2,016	$793

Costs and expenses:
Cost of product revenue	237	139
Research and development:
Noncash compensation	1,895	7,511
Other research and development	46,147	55,583
Total research and development	48,042	63,094

Selling, general and administrative:
Noncash compensation	226	9,107
Other selling, general and administrative	20,383	17,655
Total selling, general and administrative	20,609	26,762

Total costs and expenses	68,888	89,995

Operating loss	(66,872)	(89,202)

Other expense (income):
Interest expense	2,664	1,898
Other income	(523)	(472)
Total other expense (income), net	2,141	1,426

Net loss	$(69,013)	$(90,628)

Basic and diluted net loss per common share	$(0.51)	$(0.69)

Weighted-average shares used in computing basic and diluted net loss per common share	134,400,500	131,898,626

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2021	140,617,606	$141	$1,500,040	41,309	$(234)	$(980,597)	$519,350
Issuance of common stock in connection with exercise of options	31,245	*	128	—	—	—	128
Issuance of restricted stock	893,488	1	(1)	—	—	—	—
Forfeiture of restricted stock	(21,643)	*	*	—	—	—	—
Offering costs paid	—	—	(183)	—	—	—	(183)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	16,618	—	—	—	16,618
Net loss	—	—	—	—	—	(90,628)	(90,628)
Balance at March 31, 2021	141,520,696	142	1,516,602	41,309	(234)	(1,071,225)	445,285

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2022	143,292,043	$143	$1,565,942	41,309	$(234)	$(1,328,698)	$237,153
Issuance of common stock in connection with exercise of options	30,411	*	125	—	—	—	125
Issuance of restricted stock	1,852,626	2	(2)	—	—	—	—
Forfeiture of restricted stock	(591,746)	*	*	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	2,121	—	—	—	2,121
Net loss	—	—	—	—	—	(69,013)	(69,013)
Balance at March 31, 2022	144,583,334	145	1,568,186	41,309	(234)	(1,397,711)	170,386

*Amount less than one thousand dollars

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(69,013)	$(90,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	2,121	16,618
Depreciation and amortization	76	59
Amortization of premium on investment securities	23	127
Amortization of debt issuance costs	461	231
Amortization of leasehold interest	53	53
Noncash change in lease liability and right of use asset	683	479
Change in fair value of notes payable	(178)	(58)
Changes in assets and liabilities:
Decrease (increase) in other current assets	6,759	(4,107)
Decrease (increase) in accounts receivable	487	(771)
(Decrease) increase in accounts payable and accrued expenses	(10,170)	904
Decrease in lease liabilities	(492)	(507)
Increase (decrease) in other current liabilities	539	(3,717)
Decrease in deferred revenue	(38)	(38)
Net cash used in operating activities	(68,689)	(81,355)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term securities	13,225	17,000
Investment in held-to-maturity securities	(56,889)	(17,447)
Purchases of PPE	(7)	(67)
Net cash used in investing activities	(43,671)	(514)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan payable	(975)	—
Proceeds from exercise of options	125	128
Offering costs paid	—	(183)
Net cash used in financing activities	(850)	(55)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(113,210)	(81,924)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	300,151	554,698

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$186,941	$472,774

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$185,676	$471,514
Restricted cash	1,265	1,260
Total cash, cash equivalents and restricted cash	$186,941	$472,774

Cash paid for:
Interest	$1,584	$769

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

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

TG Therapeutics is a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. In addition to a research pipeline including several investigational medicines, TG has completed a Phase 3 program for ublituximab, an investigational glycoengineered monoclonal antibody that targets a unique epitope on CD20-expressing B-cells, to treat patients with relapsing forms of multiple sclerosis (RMS). We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021. The accompanying condensed December 31, 2021 balance sheet has been derived from these statements. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Liquidity and Capital Resources

We have incurred operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2022, we have an accumulated deficit of $1.4 billion.

Our major sources of cash have been proceeds from private placement and public offering of equity securities, and from our loan and security agreements executed with Hercules Capital, Inc. (Hercules) (see Note 6 for more information). Since inception, we have incurred significant operating losses. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Because we have withdrawn UKONIQ from sale, we have no marketed products currently. We expect to continue to incur significant research and development expenses and we expect to continue to incur significant commercialization and outsourced-manufacturing expenses as we plan for the possible commercialization of ublituximab in RMS. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate substantial revenue.

As of March 31, 2022, we had $280.7 million in cash and cash equivalents, and investment securities. We anticipate that our cash and cash equivalents, and investment securities as of March 31, 2022 will provide sufficient liquidity for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the costs and timing of clinical and commercial manufacturing supply arrangements for each product and product candidate, and the costs of expanding our sales, distribution and other commercialization capabilities. We are dependent upon significant future financing to provide the cash necessary to execute our long-term operations.

Our common stock is quoted on the Nasdaq Capital Market and trades under the symbol “TGTX.”

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our 2021 Annual Report on Form 10-K, except updated herein or as it relates to the adoption of new accounting standards during the three months ended March 31, 2022. Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Net Loss Per Common Share

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The cumulative amounts of potentially dilutive securities excluded from the calculation were 12,657,717 securities and 12,129,734 securities for the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes our potentially dilutive securities at March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Unvested restricted stock	9,952,451	9,474,026
Options	2,423,991	2,490,396
Warrants	262,100	147,058
Shares issuable upon note conversion	19,175	18,254
Total	12,657,717	12,129,734

NOTE 2 REVENUE RECOGNITION

Gross-to-Net Sales Adjustments

To date, our only source of product revenue has been from the U.S. sales of UKONIQ, which we began shipping to our customers in February 2021. On April 15, 2022, we announced our voluntary withdrawal of UKONIQ from sale. We record our best estimate for sales discounts and allowances to which customers are likely to be entitled. The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows for the three months ended March 31, 2022 and 2021:

(in thousands)	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Gross product revenue	$3,419	$906
Gross-to-net adjustments:
Chargebacks and administrative fees	(250)	(75)
Trade discounts and allowances	(220)	(37)
Government rebates and co-payment assistance	(229)	(35)
Sales returns and allowances	(742)	(4)
Total gross-to-net adjustments(1)	$(1,441)	$(151)
Net product revenue	$1,978	$755

(1) As of March 31, 2022 approximately $1.3 million of estimated gross-to-net accruals have been recorded as a reduction of accounts receivable, net and within accounts payable and accrued expenses on the condensed consolidated balance sheets. In addtion, as of March 31, 2022, we determined an allowance for expected credit losses related to outstanding accounts receivable was currently not required based upon our review of contractual payment terms and individual customer circumstances.

NOTE 3 INVESTMENT SECURITIES

Our investments as of March 31, 2022 and December 31, 2021 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between April 2022 and March 2023) (held-to-maturity)	$47,525	$1	$81	$47,445

Long-term investments:
Obligations of domestic governmental agencies (maturing between April 2023 and February 2024) (held-to-maturity)	47,472		930	46,542
Total short-term and long-term investment securities	$94,997	$1	$1,011	$93,987

	December 31, 2021
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated fair
	adjusted	holding gains	holding losses	value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2022 and April 2022) (held-to-maturity)	$15,876	$—	$4	$15,872

Long-term investments:
Obligations of domestic governmental agencies (maturing between February 2023 and June 2023) (held-to-maturity)	35,533		160	35,373
Total short-term and long-term investment securities	$51,409	$—	$164	$51,245

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

As of March 31, 2022 and December 31, 2021, the fair values of cash and cash equivalents, restricted cash, accounts receivable, and loan and interest payable approximate their carrying value.

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

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts receivable, accounts payable and loan payable. Cash, cash equivalents, restricted cash, accounts receivable, accounts payable and interest payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. The carrying value of loan payable on the Company’s balance sheet is estimated to approximate its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics.

We have no Level 1 or Level 2 instruments. Our Level 3 instrument amounts represent the fair value of the 5% Notes and related accrued interest. The following table summarizes the changes in Level 3 instruments during the three months ended March 31, 2022:

(in thousands)
Balance at December 31, 2021	360
Interest accrued on face value of 5% Notes	262
Change in fair value of Level 3 liabilities	(440)
Balance at March 31, 2022	$182

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

We had no activity on the 2021 ATM during the three months ended March 31, 2022 and 2021.

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

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the 2012 Incentive Plan) was approved by stockholders in June 2020. As of March 31, 2022, 11,452,473 shares of restricted stock and 2,423,991 options were outstanding and up to an additional 263,359  shares may be issued under the 2012 Incentive Plan.

Stock-based compensation expense included in the condensed consolidated statements of operations was $2.1 million and $16.6 million for the three months ended March 31, 2022 and 2021, respectively.

Stock Options and Restricted Stock

The following table summarizes the activity for stock options and restricted stock for the three months ended March 31, 2022:

	Stock Options	Restricted Stock
Equity awards outstanding, beginning of year	2,467,537	12,032,040
Changes during the year:
Granted	—	1,852,626
Exercised or vested	(30,411)	(1,840,447)
Expired or Forfeited	(13,135)	(591,746)
Equity awards outstanding, end of period	2,423,991	11,452,473

As of March 31, 2022, total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized were as follows:

(in thousands)	Stock Options	Restricted Stock
Unrecognized compensation cost	$435	$53,979
Expected weighted-average period in years of compensation cost to be recognized	1.0	2.9

Warrants

The Company’s only outstanding warrants are the warrants issued to Hercules as part of our the Loan Agreement and Amended Loan Agreement (as such terms are defined below) to purchase 147,058 and 115,042 shares of our common stock with exercise prices of $4.08 and $17.95, respectively. See Note 6 for further details. There will not be any ongoing stock compensation expense volatility associated with these warrants.

NOTE 6 LOAN PAYABLE

On February 28, 2019 (the Closing Date), we entered into a term loan facility with Hercules Capital, Inc. (Hercules or Lender), which provided us with the capacity to borrow up to an aggregate principal amount of $60.0 million (Term Loan), the proceeds of which were used for research and development programs and for general corporate purposes. The Term Loan is governed by a loan and security agreement, dated February 28, 2019 (the Loan Agreement), which provides for up to four separate advances. The first advance of $30.0 million was drawn on the Closing Date. An additional $30.0 million under the Term Loan was previously available upon the completion of different milestones and time points that have now lapsed.

On December 30, 2021 (the First Amendment Closing Date), the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Hercules Capital, Inc. The Amended Loan Agreement amended the terms of the Loan Agreement to, among other things, (i) increase the aggregate principal amount of the loan, available at the Company’s option, from $60.0 million to $200.0 million (the Amended Term Loan), (ii) issue a first advance of $70.0 million drawn at the First Amendment Closing Date, a portion of which was used to refinance the current outstanding loan balance of approximately $7.8 million and pay for expenses incurred by the Lender in executing the agreements, (iii) change the draw amounts and dates available in subsequent tranches, (iv) extend the maturity date of the facility from the original March 1, 2022 to January 1, 2026, (v) reset and extend the interest only period from April 1,

2021 to February 1, 2025 and extendable to August 1, 2025 subject to the achievement of certain performance milestones, and (vi) modify the cash interest rate to be the greater of either (a) the “prime rate” as reported in The Wall Street Journal plus 2.15%, and (b) 5.40%. The performance milestones are based on achievement of certain U.S. Food and Drug Administration approvals and impact the potential extension of the interest only period, access to future advances under the Loan Agreement and minimum cash levels required under the Amended Loan Agreement.

The Amended Loan Agreement contains financial covenants from and after October 15, 2022 that require the Company to maintain certain levels of unrestricted cash and additional financial covenants related to market capitalization and unrestricted cash commencing on July 1, 2023 at any time when the Amended Term Loan advances made under the Amended Loan Agreement are greater than $70 million.

The Amended Loan Agreement also contains warrant coverage of 2.95% of the total amount funded. A warrant was issued by the Company to Hercules to purchase 115,042 shares of common stock with an exercise price of $17.95 for the initial amount funded at closing (the Warrant). The Warrant shall be exercisable for seven years from the date of issuance. Hercules may exercise the Warrant either by (a) cash or check or (b) through a net issuance conversion.

In addition, the Company is required to pay a final payment fee equal to 5.95% of the aggregate principal amount of the Term Loan Advances (as defined in the Loan Agreement).

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

The Company incurred financing expenses of $7.4 million (including the fair value of the Warrant) related to the Amended Loan Agreement which are recorded as debt issuance costs and as an offset to loan payable on the Company’s consolidated balance sheet. The debt issuance costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and will be included in interest expense in the Company’s consolidated statements of operations. Amortization of debt issuance costs was $0.5 million and $0.2 million for the three months ended March 31, 2022, and 2021, respectively. At March 31, 2022, the remaining unamortized balance of debt issuance costs was $6.9 million.

The loan payable as of March 31, 2022 and December 31, 2021, is as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Loan payable	$70,000	$70,000
End of term fee	4,165	5,140
	74,165	75,140
Less: unamortized debt issuance costs	(6,916)	(7,377)
	67,249	67,763
Less: principal payments	—	—
Total loan payable	67,249	67,763
Less: current portion	—	(975)
Loan payable non-current	$67,249	$66,788

NOTE 7 LEASES

In October 2014, we entered into an agreement (the Office Agreement) with Fortress Biotech, Inc. (FBIO) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.4 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. The initial commitment period of the 45% rate was for a period of three (3) years. We and FBIO currently determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of March 31, 2022, the allocation rate is 63% and will be evaluated again in September 2022 for the following rent year. Also in connection with this lease, we have pledged $1.3 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying condensed consolidated balance sheets.

In October 2019, we finalized a five-year lease for office space in New Jersey (the NJ Lease). We approximate an average annual rental obligation of $0.3 million under the NJ Lease. We took possession of this space in October 2019, with rental payments beginning in November 2019. We incurred rent expense of $0.1 million for the three months ended March 31, 2022.

In October 2021, we finalized a five-year lease for office space in North Carolina (the NC Lease). We approximate an average annual rental obligation of $0.2 million under the NC Lease. We took possession of this space in February 2022, with rental payments beginning in April 2022.

At January 1, 2019, we recognized a lease liability and corresponding Right-of-Use (ROU) asset of $9.5 million and $8.1 million, respectively, based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. The present values of our lease liability and corresponding ROU asset are $11.8 million and $9.0 million, respectively, as of March 31, 2022. Our leases have remaining lease terms of 2 years to 10 years. One lease has a renewal option to extend the lease for an additional term of two years. The following components of lease expense are included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021:

	March 31,	March 31,
(in thousands)	2022	2021
Operating lease cost	$514	$532
Net lease cost	$514	$532

As of March 31, 2022, the weighted-average remaining operating lease term was 7.01 years and the weighted-average discount rate for operating leases was 9.94%. Cash paid for amounts included in the measurement of operating lease liabilities during the three months ended March 31, 2022 was $0.5 million.

The balance sheet classification of lease liabilities was as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Liabilities
Lease liability current portion	$1,492	$1,437
Lease liability non-current	10,318	9,847
Total lease liability	$11,810	$11,284

As of March 31, 2021, the maturities of lease liabilities were as follows:

Operating
(in thousands)	leases
Remainder of 2022	$1,553
2023	2,125
2024	2,162
2025	1,899
2026	1,932
After 2027	8,261
Total lease payments	17,932
Less: interest	(6,122)
Present value of lease liabilities(*)	$11,810
(*)

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date and considering the term of the lease to determine the present value of lease payments. We used the incremental borrowing rate of 10.25% on February 28, 2019, for operating leases that commenced prior to that date through December 31, 2021. We used an incremental borrowing rate of 5.65% for the NC lease.

NOTE 8 LICENSE AGREEMENTS

TG-1101 (Ublituximab)

In January 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the LFB License Agreement). Under the terms of the LFB License Agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. For the three months ended March 31, 2022 and 2021 we incurred approximately zero and $3.0 million, respectively, associated with the LFB license agreement. As of March 31, 2022, we have incurred approximately $13.0 million in expense related to the achievement of certain milestones of the LFB License Agreement.

LFB Group is eligible to receive future payments of up to an aggregate of approximately $18.0 million upon our successful achievement of certain regulatory milestones, in addition to royalty payments on net sales of ublituximab at a royalty rate that escalates from mid-single digits to high-single digits. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party.

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended March 31, 2022 and 2021, and at March 31, 2022 and December 31, 2021, have deferred revenue of approximately $0.6 million and $0.6 million, respectively, associated with this $2 million payment (approximately $0.2 million of which has been classified in current liabilities at March 31, 2022 and December 31, 2021).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of ublituximab in the sublicense territory.

TGR-1202 (Umbralisib or UKONIQ)

In September 2014, we exercised our option to license the global rights to umbralisib, thereby entering into an exclusive licensing agreement (the Umbralisib License) with Rhizen Pharmaceuticals, SA (Rhizen) for the development and commercialization of umbralisib. Prior to this, we had been jointly developing umbralisib in a 50:50 joint venture with Rhizen. As of March 31, 2022, we have incurred approximately $24.0 million in expense related to the achievement of certain milestones of the Umbralisib License.

Rhizen will be eligible to receive additional approval and sales-based milestone payments in the aggregate of approximately $150.0 million payable upon approval in multiple jurisdictions for up to two oncology indications and one non-oncology indication and attaining certain sales milestones. In addition, if umbralisib is co-formulated with another drug to create a new product (a "New Product"), Rhizen will be eligible to receive similar regulatory approval and sales-based milestone payments for such New Product. Additionally, Rhizen receives tiered royalties that escalate from high single digits to low double digits on any net sales of umbralisib and any New Product. During the three months ended March 31, 2022 and 2021, the Company recorded $0.2 million and $0.1 million, respectively, related to the worldwide royalty due under the Umbralisib License in cost of product revenue based on U.S. sales of UKONIQ. As of March 31, 2022 and December 31, 2021, $0.2 million in royalties were payable under the Umbralisib License . Rhizen will also be eligible to participate in sublicensing revenue, if any, based on a percentage that decreases as a function of the number of patients treated in clinical trials following the exercise of the license option. Rhizen will retain global manufacturing rights to umbralisib, provided that they are price competitive with alternative manufacturers. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or any other exclusivity right in such country, unless the agreement is earlier terminated (i) by us for any reason, or (ii) by either party due to a breach of the agreement.

NOTE 9 RELATED PARTY TRANSACTIONS

In July 2015, we entered into a Shared Services Agreement (the Shared Services Agreement) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. The Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.1 million and $0.2 million for shared services for the three months ended March 31, 2022, and 2021, respectively, primarily related to shared personnel. Mr. Weiss, our Chairman and Chief Executive Officer, also serves as a director and Executive Vice Chairman, Strategic Development of FBIO.

Please refer to Note 7 - Leases for details regarding the Office Agreement with FBIO.

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

You should read the following discussion and analysis in conjunction with the unaudited, condensed, consolidated financial statements and the related footnotes thereto appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

OVERVIEW

TG Therapeutics is a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell malignancies and autoimmune diseases. In addition to a research pipeline including several investigational medicines, TG has completed a Phase 3 program for ublituximab, an investigational glycoengineered monoclonal antibody that targets a unique epitope on CD20-expressing B-cells, to treat patients with relapsing forms of multiple sclerosis (RMS).  We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

RECENT UPDATES

UNITY-CLL Phase 3 Trial & Withdrawal of the BLA/sNDA Submission for U2 to Treat Patients with CLL/SLL and Withdrawal of UKONIQ from Sale

UNITY-CLL, a global, Phase 3, randomized, controlled clinical trial, compared the combination of ublituximab and UKONIQ® (umbralisib) (combination referred to as U2), to an active control arm of obinutuzumab plus chlorambucil in patients with both treatment-naïve and relapsed or refractory chronic lymphocytic leukemia (CLL). The trial met its primary endpoint, with U2 significantly prolonging independent review committee (IRC) assessed progression-free survival (PFS) versus. the control arm. The UNITY-CLL Phase 3 trial was conducted under a Special Protocol Assessment (SPA) agreement with the U.S. Food and Drug Administration (FDA). Based on the results of the UNITY-CLL trial, a Biologics License Application (BLA) and supplemental New Drug Application (sNDA) were submitted to the FDA for U2 to treat patients with CLL/small lymphocytic lymphoma (SLL).

In November 2021, the FDA notified the Company that it planned to host an Oncologic Drug Advisory Committee (ODAC) meeting in connection with its review of the pending BLA/sNDA and to discuss the benefit risk of UKONIQ in its approved indications. While the FDA identified a number of concerns, the FDA’s desire to host an ODAC appeared to stem from an early ad hoc analysis of overall survival (OS) from the UNITY-CLL trial.

In this first analysis of OS using a cut-off date of September 2021, there was an imbalance in favor of the control arm (HR: 1.23). However, based on the ad hoc nature of the analysis, approximately 15% of patients had missing or outdated survival data. Further, when excluding deaths related to COVID-19, the two arms were approximately balanced (HR: 1.04). In February 2022, the Company submitted updated OS data with the same September 2021 cut-off date, but with reduced missing data and additional OS events, which showed an improvement from the previously reported OS data. Neither the original preliminary OS results nor the updated preliminary OS results were statistically significant.

On April 15, 2022, we announced that pursuant to a recent information request made by the FDA, updated OS data were collected that showed an increasing imbalance in favor of the control arm, differing from the improved results provided to the FDA in February 2022. Based on these new data, the Company decided to withdraw the pending BLA/sNDA for U2 to treat CLL/SLL and accordingly the April 22, 2022 ODAC meeting was canceled.

We also announced the voluntary withdrawal of UKONIQ from sale for the approved indications of adult patients with relapsed or refractory marginal zone lymphoma (MZL) who have received at least one prior anti-CD20 based regimen and for the treatment of adult patients with relapsed or refractory follicular lymphoma (FL) who have received at least three prior lines of systemic therapy. UKONIQ was granted accelerated approval in these indications in February 2021. Our decision to withdraw UKONIQ from sale was primarily based on the withdrawal of the BLA and sNDA for U2 in CLL.

OUR PRODUCTS UNDER DEVELOPMENT

We have leveraged our B-cell platform to develop a drug pipeline of small molecule kinase inhibitors and intravenously delivered immunotherapies that leverage the patients’ own immune system. In connection with the withdrawal of the BLA/sNDA for U2 to treat patients with CLL/SLL and the withdrawal of UKONIQ from sale in its approved indications of relapsed/refractory MZL and FL, we are re-evaluating the clinical development of umbralisib +/- ublituximab and combinations including those medicines in oncology indications and have paused or closed a number of trials related to these indications. The following table summarizes our current focus for the Company’s clinical stage pipeline:

Clinical Drug Candidate: (molecular target)	Initial Target Disease	Stage of Development (trial name)
Ublituximab (anti-CD20 mAb)	Relapsing Forms of Multiple Sclerosis (RMS)	Phase 3 trials (ULTIMATE I and II)
Cosibelimab/TG-1501 (anti-PDL1 mAb)	B-cell cancers	Phase 1 trial
TG-1701 (BTK inhibitor)	B-cell cancers	Phase 1 trial
TG-1801 (anti-CD47/CD19 bispecific mAb)	B-cell cancers	Phase 1 trial

Current Phase 3 ULTIMATE Program in Relapsing Forms of Multiple Sclerosis:

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

●	In April 2021, data from the ULTIMATE I and II trials were presented at the American Academy of Neurology Annual meeting. Both studies met their primary endpoint with ublituximab treatment demonstrating a statistically significant reduction in annualized relapse rate (ARR) over a 96-week period (p<0.005 in each trial). Key secondary MRI endpoints were also met. Additional data from these trials have been presented at various other medical meetings.

●	On December 14, 2021, we announced that the FDA accepted a BLA for ublituximab as a treatment for patients with RMS. The FDA set a Prescription Drug User Fee Act (PDUFA) goal date of September 28, 2022 and notified the Company that it is not currently planning to hold an advisory committee meeting to discuss this application.

RESULTS OF OPERATIONS

Comparison of the Quarters Ended March 31, 2022 and 2021

The following table summarizes the results of operations for the quarters ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Product revenue, net	$1,978	$755
License Revenue	38	38
Total Revenue	$2,016	$793

Costs and expenses:
Cost of product revenue	237	139
Research and development:
Noncash compensation	1,895	7,511
Other research and development	46,147	55,583
Total research and development	48,042	63,094

Selling, General and administrative:
Noncash compensation	226	9,107
Other selling, general and administrative	20,383	17,655
Total selling, general and administrative	20,609	26,762

Total costs and expenses	68,888	89,995

Interest expense	2,664	1,898
Other income	(523)	(472)
Total other expense, net	2,141	1,426

Net Loss	$(69,013)	$(90,628)

Product revenue, net. Product revenue, net for the three months ended March 31, 2022 was $2.0 million compared to $0.8 million for the three months ended March 31, 2021. Product revenue, net consisted of net product sales of UKONIQ in the United States. In February 2021, we began commercial sales of UKONIQ within the U.S. following FDA approval. The $1.2 million increase was primarily driven by an increase in product shipments for UKONIQ as a result of greater market penetration. The increase in product shipments is partially offset by the recording of an additional allowance for sales returns in the first quarter of 2022 due to the anticipated increase in returns resulting from the voluntary withdrawal of UKONIQ from the U.S. market announced on April 15, 2022. Any product sales subsequent to the voluntary withdrawal are limited to existing patients that elect to remain on treatment and no shipments for new prescriptions are allowed. Therefore, it is expected product revenue, net will decline significantly throughout 2022 as a result of the voluntary market withdrawal of UKONIQ.

License revenue. License revenue was less than $0.1 million for both the three months ended March 31, 2022 and March 31, 2021.  License revenue for both the three months ended March 31, 2022 and March 31, 2021 is comprised of recognition of a portion of the upfront payment from the ublituximab sublicense agreement with Ildong.

Cost of Product Revenue. Cost of product revenue for the three months ended March 31, 2022 was $0.2 million compared to $0.1 million for the three months ended March 31, 2021. The $0.1 million increase was primarily driven by an increase in the volume of UKONIQ sold, corresponding increases in royalties and other costs during the three month period ended March 31, 2022 as compared to the three month period ended March 31, 2021. Cost of product revenue consists primarily of freight and royalties on net sales of UKONIQ owed to our licensing partner. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, the manufacturing costs of

UKONIQ units recognized as revenue during the three months ended March 31, 2022  and March 31, 2021 were expensed as research and development expenses prior to receipt of FDA approval on February 5, 2021, and therefore are not included in costs of product revenue during this period. We expect the cost of product revenue to remain low, as we sell through certain inventory that was expensed prior to FDA approval of UKONIQ in February 2021 and the anticipated decline in product sales resulting from the voluntary market withdrawal of UKONIQ.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $1.9 million for the three months ended March 31, 2022, as compared to $7.5 million during the comparable period ended March 31, 2021. The decrease in noncash compensation expense was primarily due to forfeitures of restricted stock as a result of a decrease in headcount during the three months ended March 31, 2022.

Other Research and Development Expense. Other research and development expense decreased for the three months ended March 31, 2022 by approximately $9.4 million to $46.1 million as compared to the comparable period ended March 31, 2021. The decrease in research and development expense is primarily attributable to a decrease in license milestones of $14.0 million, and an $8.6 million decrease in clinical trial expense, partially offset by an increase in manufacturing expense of $16.4 million. The increase in manufacturing expense was primarily due to a one time charge to expense advanced payments related to clinical and commercial batches of UKONIQ as a result of the voluntary withdrawal from the market.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $0.2 million for the three months ended March 31, 2022, as compared to $9.1 million during the comparable period ended March 31, 2021. The decrease in noncash compensation expense was primarily related to forfeitures of stock as a result of a decrease in headcount during the three months ended March 31, 2022.

Other Selling, General and Administrative. Other selling, general and administrative expenses increased for the three months ended March 31, 2022 by approximately $2.7 million to $20.4 million as compared to the comparable period ended March 31, 2021. The increase was due primarily to increased other selling, general and administrative costs associated with the marketing of UKONIQ and planning for the potential launch of ublituximab in RMS.

Interest Expense. Interest expense increased by $0.8 million to $2.7 million for the three months ended March 31, 2022, as compared to $1.9 million for the three months ended March 31, 2021. The increase is mainly due to greater interest expense related to the Amended Loan Agreement entered into in December 2021.

Other Income. Other income increased by less than $0.1 million to $0.5 million for the three months ended March 31, 2022. The increase is mainly due to a decrease in the fair value of notes payable during the three months ended March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our major sources of cash have been proceeds from private placement and public offering of equity securities, and from our loan and security agreements executed with Hercules Capital, Inc. (Hercules) (see Note 6 for more information). Since inception, we have incurred significant operating losses. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Because we have withdrawn UKONIQ from sale, we have no marketed products currently. We expect to continue to incur significant research and development expenses and we expect to continue to incur significant commercialization and outsourced-manufacturing expenses as we plan for the possible commercialization of ublituximab in RMS. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate substantial revenue.

As of March 31, 2022, we had $280.7 million in cash and cash equivalents, and investment securities. We anticipate that our cash and cash equivalents, and investment securities as of March 31, 2022 will provide sufficient liquidity for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the costs and timing of clinical and commercial manufacturing supply arrangements for each product and product candidate, and the costs of expanding our sales, distribution and other commercialization capabilities. We are dependent upon significant future financing to provide the cash necessary to execute our long-term operations.

Discussion of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(68,689)	$(81,355)
Net cash used in investing activities	$(43,671)	$(514)
Net cash used in financing activities	$(850)	$(55)

Cash used in operating activities for the three months ended March 31, 2022 was $68.7 million as compared to $81.4 million for the three months ended March 31, 2021. The decrease in net cash used in operating activities was due primarily to greater expenditures associated with our license milestone agreements and clinical trial expense during the three months ended March 31, 2021.

Net cash used in investing activities for the three months ended March 31, 2022, was $43.7 million as compared to cash used in investing activities of $0.5 million for the three months ended March 31, 2021. The increase in net cash used in investing activities was primarily due to greater investment in short-term and long-term securities during the three months ended March 31, 2022.

Net cash used in financing activities for the three months ended March 31, 2022, was $0.9 million as compared to net cash used in financing activities of $0.1 million for the three months ended March 31, 2021. The increase in net cash used in financing activities was primarily due to the one time payment of the End of Term Charge (as defined in the Loan Agreement) related to our Term Loan during the three months ended March 31, 2022.

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

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a description of our significant accounting policies, refer to "Part II, Item 8. Financial Statements and Supplementary Data, Note 1 – Organization and Summary of Significant Accounting Policies" in our 2021 Annual Report on Form 10-K. Of these policies, the following are considered critical to an understanding of our Unaudited Condensed Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments: stock-based compensation expenses, and fair value measurement of financial liabilities. Refer to “Note 2 – Revenue Recognition”, "Note 4 - Fair Value Measurements" and "Note 5 – Stockholders’ Equity" respectively, for more information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosure in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have invested substantially all of our efforts and financial resources in the identification, pre-clinical and clinical development of umbralisib as monotherapy and in combination with ublituximab in hematologic conditions (U2), ublituximab in RMS and our other product candidates, including cosibelimab, TG-1701 and TG-1801, and building a commercial infrastructure. On April 15, 2022, we announced our voluntary withdrawal of the pending BLA and sNDA for U2 to treat CLL and SLL and the voluntary withdrawal of UKONIQ from sale for the approved indications. Our decision was based on updated overall survival data collected in response to an FDA information request that showed that a possible increased risk of death in patients receiving U2 compared to the control arm of obinutuzumab plus chlorambucil. Although we are currently planning to continue to follow patients in the UNITY-CLL study to understand the overall survival data as it matures, there is a risk that we decide not to continue to do so. Moreover, we are still assessing the impact of the withdrawal of the BLA and sNDA for U2 and the withdrawal of UKONIQ from sale on our oncology research and development programs. We may determine that there is not a regulatory path forward for UKONIQ as monotherapy or in combination with ublituximab in any hematologic conditions, including CLL, and may stop development of UKONIQ, ublituximab, and our other product candidates for oncology indications. If we were to do so, our oncology pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, and results of operations.

Our ability to generate revenues from product sales will depend on the approval and successful commercialization of ublituximab in RMS. Each of our other product candidates will require additional non-clinical or clinical development, regulatory approval, and sufficient clinical and commercial supply. The success of our development programs and achievement of regulatory approval of our product candidates will depend on several factors, including the following:

●	successful completion of our clinical programs with positive results that support a finding of effectiveness and an acceptable safety profile of our product candidates in the intended populations within the timeframes we have projected;
●	INDs and clinical trial applications (CTAs), being cleared/approved such that our product candidates can commence clinical trials;
●	successful initiation and completion of preclinical studies and successful initiation of, enrollment in and completion of clinical trials;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	receipt of regulatory approvals from applicable regulatory authorities for our product candidates;
●	establishing commercially viable arrangements with third-party manufacturers for clinical supply and commercial manufacturing; and
●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates.

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

Whether or not and how quickly we complete clinical trials depends in part upon the rate at which we are able to engage clinical research/trial sites and, thereafter, the rate of enrollment of patients, and the rate at which we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are currently conducting or planning clinical trials that seek to enroll patients with the same diseases that we are studying. We may experience unforeseen events, such as the COVID-19 pandemic, that could delay or prevent our ability to complete current clinical trials, initiate new trials, receive marketing approval or commercialize our product candidates, including:

●	the FDA or other regulatory authorities may require us to submit additional data or impose other requirements before permitting us to initiate a clinical trial;
●	the FDA or other regulatory authorities or institutional review boards (IRBs) or ethics committees (ECs) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or in a country; we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulatory authorities may require us, to conduct additional pre-clinical studies or clinical trials or we may decide to abandon drug development programs;
●	the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, and enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	our third-party contractors, including our clinical trial sites, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to or regulatory authorities or IRBs or ECs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our product candidates may be greater than we anticipate;

●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate, including, without limitation, as a result of disruptions to our supply chains caused by global health crises, such as the COVID-19 pandemic, international conflicts, or natural disasters;
●	regulatory authorities may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulatory authorities, IRBs or ECs to suspend or terminate the trials, or reports may arise from pre-clinical or clinical testing of other therapies in the same or a similar class that raise safety or efficacy concerns about our product candidates.

We also could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data and Safety Monitoring Board (DSMB) for such trial or by the FDA or other regulatory authorities. Such regulatory authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, in January 2022, the FDA imposed a partial clinical hold on the Company’s clinical trials investigating UKONIQ and ublituximab in CLL and NHL as a result of concerns from an initial overall survival analysis from the UNITY-CLL study that showed a possible increased risk of death in patients receiving U2 compared to the control arm of obinutuzumab plus chlorambucil. This partial clinical hold remains in place. In addition to the FDA, the DSMB for our clinical trials may recommend modification to the study design or closure of the study entirely based on the DSMB’s interpretation of the benefit-risk of the study. While we develop charters that guide the nature of the DSMB meetings, their analysis and interpretation of study data occurs independently from us and is wholly within their control. Even if the DSMB finds no safety concerns and recommends no modifications to the ongoing study, this does not mean the safety profile reported in the study may support a marketing approval or commercial acceptance if marketing approval is granted. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Negative or inconclusive results from the clinical trials we conduct, unanticipated adverse medical events, or changes in regulatory policy could cause us to have to repeat or terminate the clinical trials. If we are required to repeat or conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

In addition, changes in regulatory policy could cause us to have to repeat or conduct additional clinical trials or change our clinical development strategy. For example, in April 2022, the FDA convened an ODAC meeting to discuss the PI3K inhibitor class. The ODAC voted in favor of requiring randomized data to support the evaluation of benefit-risk of PI3K drug candidates in patients with hematologic malignancies. The vote of the ODAC and the views expressed by FDA during the meeting will likely impact any future development of UKONIQ in hematologic malignancies.

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

Many of our clinical studies have involved combinations of UKONIQ and ublituximab in hematologic conditions, which may cause unforeseen toxicities, or impact the severity, duration, and incidence of adverse events observed compared to those seen in the single-agent studies of these agents. With multi-drug combinations, it is often difficult to interpret or properly assign attribution of an adverse event to any one particular agent, introducing the risk that toxicity caused by a component of a combination regimen could have a material adverse impact on the development or regulatory review of the other component of the combination.

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

The FDA and foreign regulatory authorities have substantial discretion in the pharmaceutical product approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. During the regulatory review process, the FDA or other regulatory authorities may disagree with or not accept our clinical trial design, may have questions about the potential impact of our study design on conclusions that can be drawn from the data, may interpret results differently than we do, may apply the results of our trials in one disease to the review of a regulatory application for a different disease even if the doses and therapeutic areas are distinct, and may change its view on the criteria that must be met for approval. This could happen even for a protocol that has received a SPA.

Furthermore, some of our clinical trials may be conducted as open-label studies, meaning that trial participants, investigators, site staff, some employees of our contract research organizations, and our field-level employees (e.g., clinical research associates and monitors), among others, have knowledge of treatment arm assignments on a patient-level, which has the potential to introduce bias into study conduct. Further, even when our clinical trials are double-blind, double-dummy studies, unblinding of treatment arm assignment may occur from time to time, for example, on the occurrence of unexpected safety events which may necessitate understanding of study treatment. While we believe we have put in place adequate firewalls to prevent inappropriate unblinding of study data consistent with standard industry practice for these types of studies, no assurance can be given that issues related to study conduct will not be raised. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the study design or data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee in evaluating (among other things) clinical data and safety and effectiveness considerations prior to making its final decision. These issues could cause a delay in the FDA’s review, lead the FDA to deny approval, or lead the Company to withdraw a regulatory application, as was the case with the BLA and sNDA for U2 in CLL and SLL.

Other reasons that the FDA or regulatory authorities around the world may delay, limit or deny approval of a product candidate, include:

●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is tolerable and effective for an indication;
●	the FDA may not accept clinical data from trials conducted by individual investigators or in countries where the standard of care is potentially different from that of the United States;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies and/or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA, NDA or other marketing authorization submission to obtain regulatory approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may not approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators currently contract for clinical supplies and plan to contract for commercial supplies;
●	during the course of review, the FDA or foreign regulatory authorities may raise issues and request or require additional preclinical, clinical, chemistry, manufacturing, and control (CMC), or other data and information, and the development and provision of these data and information may be time consuming. We may not be able to generate the data within the time period necessary to obtain approval within the established regulatory review timelines, such as by a PDUFA goal date or at all to satisfy the FDA or foreign regulatory authorities;
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; or
●	interruptions or delays in the operations of the FDA and foreign regulatory authorities as a result of global health crises, such as the COVID-19 pandemic, international conflict, or national disasters may negatively impact review, inspection, and approval timelines.

Even if we succeed in obtaining regulatory approval for any of our product candidates, the FDA may require post-marketing studies, including additional clinical trials such as those necessary to assess drug interactions or activity of a product in specific populations, which may be costly. The outcomes of post-marketing studies may impact product labeling and therefore, there can be no guarantee that the product attributes contained in the initial prescribing information will be maintained as future studies produce data. This includes, without limitation, additional results from studies evaluating drug-drug interactions and patients with certain comorbidities that may restrict the use of an approved product in select populations or introduce dose modifications or contraindicated concomitant medications that have the potential to impact the utility of a product or its perceived product profile among prescribers. Post-marketing studies may also lead to the introduction of new warnings in the product prescribing information. The FDA may require adoption of a REMS program requiring prescriber training or a post-marketing registry or may restrict the marketing and dissemination of our products. Finally, failure to complete a post-marketing commitment by the applicable post-marketing milestone date may lead to withdrawal of the product or indication. Any requirements to conduct post-approval studies or fulfill special post-approval requirements could impact our ability to commercialize our product candidates and increase our costs.

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

Pharmaceutical development has inherent risks. The outcome of preclinical development testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Once a product candidate has displayed sufficient preclinical data to warrant clinical investigation, we will be required to demonstrate, through adequate and well-controlled clinical trials, that our product candidates are effective with a favorable benefit-risk profile for use in populations for their target indications before we can seek regulatory approvals for their commercial sale. Many drug candidates fail in the early stages of clinical development for safety and tolerability issues or for insufficient clinical activity, despite promising pre-clinical results. Accordingly, no assurance can be made that a safe and efficacious dose can be found for these compounds or that they will ever enter into advanced clinical trials alone or in combination with other product candidates. Moreover, success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Companies frequently experience significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. There is an extremely high rate of failure of pharmaceutical candidates proceeding through clinical trials.

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

From time to time, we may publicly disclose top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of such data, and we may not have received or had the opportunity to fully and carefully evaluate all data from the particular study or trial, including all endpoints and safety data. As a result, top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline, interim, or preliminary data we previously published. When providing top-line results, we may disclose the primary endpoint of a study before all secondary endpoints have been fully analyzed. A positive primary endpoint does not translate to all, or any, secondary endpoints being met. As a result, top-line and preliminary data should be viewed with caution until the final data are available, including data from the full safety analysis and the final analysis of all endpoints.

Further, from time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, time-to-event based endpoints such as duration of response (DOR) and PFS have the potential to change with longer follow-up. In addition, as patients continue on therapy, there can be no assurance given that the final safety data from studies, once fully analyzed, will be consistent with prior safety data presented, will be differentiated from other similar agents in the same class, will support continued development, or will be favorable enough to support regulatory approvals for the indications studied. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. The information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and regulators or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line or preliminary data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions we have reached, our ability to obtain approval for, or successfully commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

Regulatory authorities in some jurisdictions, including the United States, the European Union, and the United Kingdom, may designate drugs for relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives, such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. Orphan drug designations are required to be maintained through annual reporting and are subject to re-evaluation. Based on the evolving data and development plans for our product candidates and changing incidence and prevalence rates for our intended indications, there can be no guarantee that we will be able to successfully maintain orphan drug designations that we have for certain of our drug candidates or that we will be successful in obtaining orphan designation for other drug candidates in the future.

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

We are conducting clinical trials and anticipate conducting additional clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations or clinical trial activities in such locations may be impacted by political conditions, including international conflict.

Many of our Phase 3 and registration-directed clinical trials across our MS and oncology programs, including ULTIMATE I and II and related extension studies, utilize international clinical research sites. We work with what we believe are reputable CROs and clinical research sites in conducting our studies internationally. Nevertheless, there can be heightened challenges to monitoring and oversight of global clinical trials and sponsors are subject to the risk that fraud, misconduct, incompetence, unexpected patient variability and other issues affecting the reliability, quality, and outcome of studies. The geographic variability of the COVID-19 pandemic also introduces increased risk in the conduct of clinical research in certain countries and territories where vaccination rates and available standard of care anti-viral therapy varies significantly. Such problems, if they were to occur, could negatively impact trial results, and depending on the circumstances and scope of concerns could potentially even prevent a trial from being useful or acceptable for regulatory approval. If such events were to occur with respect to any of our trials (and in particular with respect to registration-directed studies), they would have a substantial negative impact on our business.

In addition, our clinical studies with sites outside the United States may be adversely impacted by international conflict. For example, in February 2022, Russia initiated a full-scale military invasion of Ukraine. In one or both countries, as well as neighboring countries that may be impacted by this conflict (e.g. Poland, Slovakia, Belarus, Georgia), we have clinical trial sites for our RMS and/or oncology programs. The political and physical conditions in Russia and Ukraine have disrupted our ability to supply investigational drug product to impacted sites; impacted patients’ ability to partake in our clinical trials and our ability to gather data on those patients, including long-term follow-up data; and resulted in suspension of clinical trial activities at impacted sites. While we do not believe this conflict will have a material impact on our current regulatory submission for approval of ublituximab in RMS or our overall business, given the rapidly evolving situation and the potential to expand beyond Ukraine and Russia, the full impact of the conflict remains uncertain.

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

Many of our product candidates are currently manufactured in relatively small batches for use in pre-clinical and clinical studies. Process improvements implemented to date have changed, and process improvements in the future may change, the activity and/or analytical profile of the product candidates, which may affect the safety and efficacy of the products. For instance, the manufacturing process for ublituximab has undergone several process improvements during the clinical trial process which have resulted in analytical differences between the materials. Such process improvements continued during the conduct of the Phase 3 study and materials from more than one manufacturing process were utilized in the Phase 3 ULTIMATE I and II trials. While analytical differences exist between those materials, we do not believe the differences will alter the safety or efficacy profile of ublituximab. However, it is possible that additional and/or different adverse events may appear among patients exposed to drug product manufactured under one process compared to the other, or that adverse events may arise with greater frequency, intensity and duration among patients exposed to drug product manufactured under one process compared to the other. Additionally, the efficacy of ublituximab may also be negatively impacted by such process changes. Given the uncertainty of the impact on product specifications, quality and performance, process improvements made during Phase 3 development carry a higher level of risk than those made prior to Phase 3 development. If there are significant differences in product attributes between the two materials, we may need to conduct additional analyses of the Phase 3 study(ies) to confirm that there is no difference in safety or efficacy between the product made by each process in order to allow us to utilize data from all enrolled patients, as well as be able to integrate clinical safety and/or efficacy results across studies to support any potential marketing application. There can be no assurance given that such analyses will be successful in demonstrating that there are no clinical differences between these drug products, which could substantially impact the approvability of ublituximab based on the results of Ultimate I and II. In such circumstances, that would have a material adverse effect on the Company.

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

 In addition, as we move closer to potential commercialization of ublituximab, we are scaling-up production to ensure adequate commercial supply. This is an expensive process and there can be no assurance given that such scale-up will be successful in providing pharmaceutical product that is of sufficient quantity, or of a quality that is consistent with our previously established specifications, or that meets the requirements set by regulatory agencies under which we may seek approval of our product candidates. If scale-up were not to succeed, our ability to supply our anticipated market at a reasonable cost of goods would be negatively impacted. In such an event, that would have a material adverse effect on the Company. Scale up could also require additional process improvement that might be required to accommodate new and larger equipment utilized in the scaled-up process. If that were to occur and we could not demonstrate to the FDA that the materials were analytically substantially similar, we might be required to run additional clinical testing to demonstrate that they are substantially similar. That would entail a significant delay and significant increase in total cost, all of which would have a material adverse effect on the Company.

Risks Related to Commercialization

If we obtain FDA approval for a product candidate and do not achieve broad market acceptance among physicians, patients, healthcare payors, and the medical community, the revenues that we generate from product sales will be limited.

We have limited experience as a commercial company and our ability to successfully overcome the risks associated with commercializing drugs in the biopharmaceutical industry, including the risk that our products do not achieve an adequate level of acceptance, remains uncertain. Our product candidates, if approved, may not gain market acceptance by physicians, patients, third-party payors and others in the healthcare community and, as a result, we may not generate significant revenues or meet our revenue projections or guidance and may not become profitable. The degree of market acceptance of any product candidates for which we may receive approval, including ublituximab in RMS, will depend on a number of factors, including:

●	the timing of our receipt of marketing approvals, the terms of such approvals, and the countries in which such approvals are obtained;
●	the efficacy, safety and tolerability as demonstrated in clinical trials and as compared to alternative treatments;
●	the timing of market introduction of any of our product candidates as well as competitive products;
●	the indications for which our products are approved, and other aspects of the approved labeling for such products;
●	acceptance by physicians, major operators of neurology clinics, and patients of our products as safe, tolerable and effective treatments;
●	the potential and perceived advantages or disadvantages of our products compared to alternative treatments;
●	our ability to offer our products for sale at competitive prices;
●	the availability of adequate reimbursement by third-party payors and government authorities;
●	the extent of patient cost-sharing obligations, including copays and deductibles;
●	changes in regulatory requirements by government authorities for our products;
●	relative convenience and ease of administration;
●	the prevalence and severity of side effects and adverse events;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the effectiveness of our sales and marketing efforts;
●	protecting our rights in our intellectual property portfolio;
●	our ability to maintain a reliable supply of our products that meets market demand; and
●	favorable or unfavorable publicity relating to our products or relating to the Company.

In addition, the COVID-19 pandemic could impact commercialization of ublituximab in RMS. Patients and healthcare providers have raised concerns that immunosuppressive products like anti-CD20 antibodies and other B-cell targeted agents may increase the risk of acquiring COVID-19 or lead to more severe complications or outcomes upon infection, including death. These concerns may impact the commercial potential for ublituximab and other immunosuppressive products that we have in development. The length of time and full extent to which the COVID-19 pandemic directly or indirectly impacts our commercialization efforts depends on future developments that are highly uncertain, subject to change and are difficult to predict “Risks Related to the COVID-19 Pandemic.”

If we are unable to expand our commercialization operations, we may not be successful in commercializing ublituximab or any other product candidate if and when they are approved, and we may not be able to generate any revenue.

We have made and continue to make significant investments in our commercial organization and infrastructure. We built processes and systems to support the commercialization of UKONIQ in the U.S. Although we withdrew UKONIQ from sale in April 2022, we are using and expanding upon many of those systems and processes to prepare for the potential commercial launch of ublituximab in RMS prior to knowing whether or when FDA will approve the application. It is possible that FDA approval will be delayed or not received at all. A significant delay in regulatory approval will cause us to incur delays that may impede or significantly delay our ability to generate revenue while incurring significant expenses, which would have a material adverse effect on the Company.

There are risks involved with establishing our own commercialization capabilities. For example, recruiting and training a commercialization team is both expensive and time-consuming, and could potentially delay any drug launch. If the commercial launch of a product candidate for which we establish commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our commercialization personnel. For example, we developed commercialization capabilities to support the launch of UKONIQ in February 2021 and prepare for the potential launch of U2 in CLL and SLL following the PDUFA goal date in June 2022. As a result of the decision to withdraw the BLA and sNDA for U2 in CLL and SLL and withdraw UKONIQ from sale in the U.S., we have had to dismantle or reposition our oncology commercialization team and have lost much of the investment in personnel, oncology market research, and educational materials and programs.

Furthermore, the recent regulatory developments impacting our oncology commercialization efforts may make it difficult or delay our ability to recruit and retain qualified commercial and medical affairs personnel in MS. If we are unable to recruit and retain adequate numbers of effective personnel to support the launch of ublituximab in RMS, if approved, we may not be successful in marketing and selling the product or may be delayed in launching the product if and when approved.

Additional factors that may inhibit our efforts to commercialize any products on our own and generate product revenues include:

●	the costs and time associated with the initial and ongoing training of commercialization personnel on the applicable disease states, products, competitors, and legal and regulatory compliance matters;
●	the inability of commercialization personnel to obtain access to physicians or to effectively provide education about any approved products;
●	the lack of complementary drugs to be offered by the Company, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
●	decisions by third-party payors to deny reimbursement of or delay coverage decisions following approval of any product candidates;
●	our ability to maintain a healthcare compliance program including effective mechanisms for compliance monitoring;
●	the timing of product availability for commercial sale following approval; and
●	unforeseen costs and expenses associated with creating a commercialization organization.

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

We may expand into certain European markets. Building and maintaining an infrastructure outside the United States is expensive, complex, resource intensive and time consuming. Like the situation described above in the U.S., we will need to establish our infrastructure in planning for potential commercial launches in Europe prior to knowing whether the regulatory authorities will accept or approve our regulatory submissions or approve any of our products at an appropriate price. In either case we will incur delays that may impede or significantly delay our ability to generate revenue in those international markets and at the same time will incur significant expenses. If this were to occur, it could materially and adversely affect our business operations and financial condition.

The incidence and prevalence for target patient populations of our product candidates, including ublituximab in RMS, have not been established with precision. If the market opportunities for our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected.

The precise incidence and/or prevalence of RMS are unknown. Our projections of ublituximab in RMS, as well as the subset of these patients who have the potential to benefit from treatment with our products are based on estimates and our current knowledge and understanding of the disease. These estimates are typically based on one-on-one and group interactions with target physicians and other sources available at the time we make the estimates, including the scientific literature, healthcare utilization databases and market research. Although we believe our estimates are reasonable, many factors may limit their accuracy. For example, the sources we use to make the estimates may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases and the number of patients may turn out to be lower than expected.

The total addressable market opportunity for ublituximab in RMS will ultimately depend upon, among other things, the scope of the final approved indication and other elements of the approved prescribing information, acceptance by the medical community, patient access, and drug pricing and reimbursement. The number of patients in major markets, including the number of addressable patients in those markets, may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, new patients may become increasingly difficult to identify or gain access to, or patients and physicians may choose to utilize competitive products, all of which would adversely affect our results of operations and our business.

We may be subject to limitations on the indicated uses or requirements to fulfill certain post-marketing requirements to the satisfaction of regulatory authorities for future products that we may bring to market.

Regulatory approvals for any of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the approved product candidate. In some cases, these studies are highly specialized in their design and conduct and are associated with considerable expenses, and based on the outcome, could result in further labeling restrictions that could impair or restrict the way in which we are able to market the product, or negatively impact the product’s overall clinical profile.

In addition, with respect to any product candidate that the FDA or a comparable foreign regulatory authority approves, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices (GMPs), with Good Clinical Practices (GCPs), for any clinical trials that we conduct post-approval, and with Good Laboratory Practices (GLPs), for any nonclinical studies. Later discovery of previously unknown problems with a product or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things, restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, mandatory safety labeling changes or product recalls, suspension or revocation of product approvals, product seizure or detention, refusal to permit the import or export of products, and injunctions or the imposition of civil or criminal penalties, all of which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Any of our product candidates for which we in the future obtain approval, may after approval be found to cause undesirable side effects that could result in significant negative consequences following commercialization.

As any future approved products are used more widely or for a longer duration after being brought to market, data may emerge from clinical studies, including confirmatory or other post-marketing studies, or from adverse event reporting that may affect the commercial potential of our products. For example, as additional patients are exposed for longer durations to a product in the commercial and clinical settings, it is unknown whether greater frequency and/or severity of adverse events are likely to occur or whether an acceptable safety and tolerability profile will continue to be demonstrated. If we or others identify unexpected side effects, caused by our product candidates following introduction into the market, a number of potentially significant negative consequences could result, including:

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

We operate in a highly competitive segment of the biotechnology and biopharmaceutical market. We face competition from numerous sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Many of our competitors have significantly greater financial, product development, manufacturing and commercialization resources. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. Additionally, many universities and private and public research institutes are active in research in the same diseases that we are, some in direct competition with us. We may also compete with these organizations to recruit scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Any products that we commercialize may become subject to unfavorable pricing regulations or third-party payor coverage and reimbursement policies, which would harm our business.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and an even greater risk in connection with the commercialization of any products for which we may receive marketing authorization in the future. If we cannot successfully defend ourselves against claims that any of our products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in January 2012. To date, our operations have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking pre-clinical studies and clinical trials, commercializing UKONIQ (which received FDA approval in February 2021 and which we withdrew from sale in April 2022), and preparing for potential commercialization of ublituximab. We are transitioning from a company with a research and development focus and commercialization capabilities in oncology to a company capable of supporting commercial activities in neurology in the U.S. and outside the U.S. This transition involves a wide variety of risks, and we may not be successful in such transition.

Since inception, we have focused our efforts and financial resources on clinical trials, manufacturing of our drug candidates, and preparing to support a commercial product. To date, we have financed our operations primarily through public offerings of our common stock and a debt financing. Since inception, we have incurred significant operating losses. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. Due to our voluntary withdrawal of UKONIQ from sale, we have no marketed products. We expect to continue to incur significant research and development expenses and we expect to continue to incur significant commercialization and outsourced-manufacturing expenses as we plan for the possible commercialization of ublituximab in RMS. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate substantial revenue.

 Prior to the withdrawal of UKONIQ from sale in the U.S. in April 2022, we had not generated any significant revenue from our sales of the product. It is uncertain when and if we will generate any significant revenue from the sale of any product candidates, if approved, in the future. Furthermore, no assurance can be given that we will meet revenue projections or guidance. To obtain significant and sustained revenues and meet our revenue projections or guidance, we must succeed, either alone or with others, in (i) obtaining regulatory approval for our product candidates, including ublituximab in RMS; and (ii) manufacturing and marketing our products and product candidates. Accordingly, we do not expect to generate sustained revenue unless and until we obtain marketing approval of ublituximab in RMS. Our ability to generate sustained revenue depends on a number of factors, including, but not limited to, our ability to:

●	successfully complete clinical trials that meet their clinical endpoints;
●	initiate and successfully complete all safety, pharmacokinetic, biodistribution, and non-clinical studies required to obtain U.S. and foreign marketing approval for our product candidates;
●	obtain approval from the FDA and foreign equivalents to market and sell our product candidates, including ublituximab in RMS;
●	establish commercial manufacturing capabilities with third parties that are satisfactory to the regulatory authorities, cost effective, and that are capable of providing commercial supply of our product candidates;
●	expand on our commercialization infrastructure to commercialize ublituximab in RMS, if approved, and/or entering into collaborations with third parties; and
●	achieve market acceptance of any products for which we receive regulatory approval in the medical community and with third-party payors.

If we are unable to generate significant and sustained revenues, we will not become profitable and we will be unable to continue our operations without continued funding.

We will need to raise substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate some of our drug development programs or commercialization efforts.

The development of pharmaceuticals is capital-intensive. Moreover, in anticipation of potential FDA approval for ublituximab in RMS, we will need to expend substantial resources on supporting the regulatory application, preparing for commercialization, and manufacturing over the next 6 to 12 months.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to, the following:

●	the costs and timing of clinical and commercial manufacturing supply arrangements for each product and product candidate;
●	the costs of expanding our sales, distribution, and other commercialization capabilities;
●	the costs and timing of regulatory approvals;
●	the success of the commercialization of any products for which we receive regulatory approval;

●	the progress of our clinical trials, including expenses to support the trials and milestone payments that may become payable under our license agreements;
●	our ability to establish and maintain strategic collaborations, including licensing and other arrangements;
●	the costs involved in enforcing or defending patent claims or other intellectual property rights; and
●	the extent to which we in-license or invest in other indications or product candidates.

As a result, significant additional funding will be required. Additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we could be forced to discontinue product development, reduce or forego commercialization efforts that are required for successful commercialization ublituximab in RMS, or any of our other product candidates and otherwise forego attractive business opportunities. Any additional sources of financing may involve the issuance of our equity securities, which would have a dilutive effect to stockholders. For the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand, amounts raised in future offerings or financings, and potentially from U.S. sales of ublituximab in RMS, if approved. Accordingly, our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in the early stages of commercial operations and the competitive environment in which we operate.

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

In February 2019, we entered into a Loan and Security Agreement (the Loan Agreement), with Hercules Capital, Inc., a Maryland corporation (Hercules) and on December 30, 2021 (the First Amendment Closing Date), the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Hercules. Under the Amended Loan Agreement, Hercules increased the aggregate principal amount of the loan, available at the Company’s option, from $60.0 million to $200.0 million (the Amended Term Loan) (see Note 6 to our consolidated financial statements for more information). A first advance of $70.0 million was drawn at the First Amendment Closing Date, a portion of which was used to refinance the current outstanding loan balance of approximately $7.8 million.

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

We are subject to extensive healthcare statutory and regulatory requirements and oversight by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our past, current and future relationships, arrangements and interactions with these professionals and entities, as well as with patients and patient advocacy organizations will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our drug candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

As we prepare for potential commercialization of ublituximab, we are planning to provide patient support services to help patients access the product, if approved. Our patient support program would be administered in conjunction with a patient support program vendor and other third parties. There has been heightened governmental scrutiny over the scope of patient support programs and the manner in which drug manufacturers and their vendors operate such programs. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws, regulations, or evolving government guidance on patient support programs. A government investigation, regardless of its outcome, could impact our business practices, harm our reputation, divert attention of management, increase our expenses and reduce availability of assistance to patients. If we or our vendors are deemed to fail to comply with relevant laws, regulations or government guidance in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions.

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations involves substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. The compliance and enforcement landscape, and related risk, is informed by government enforcement precedent and settlement history, Advisory Opinions, and Special Fraud Alerts. Our approach to compliance may evolve over time in light of these types of developments. Additionally, the potential safe harbors available under the Anti-Kickback Statute are subject to change through legislative and regulatory action, and we may decide to adjust our business practices or be subject to heightened scrutiny as a result. If our operations, including anticipated activities to be conducted by our sales team, were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, qui tam actions brought by individual whistleblowers in the name of the government, and the curtailment or restructuring of our operations.

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

Within the United States, various federal and state laws regulate the privacy and security of personal information and so may affect our business operations. For example, at the federal level, our operations may be affected by the data privacy and security provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations. Although we are not currently directly subject to HIPAA, HIPAA affects the ability of healthcare providers and other entities with which we may interact, including clinical trial sites, to disclose patient health information to us. Under Section 5(a) of the Federal Trade Commission Act (the FTCA), the FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. States may also impose requirements, for example the California Consumer Privacy Act (the CCPA), went into effect in January 2020 creating data privacy obligations for covered companies and providing privacy rights to California residents, including the right to opt out of certain disclosures of their information.

Numerous other jurisdictions regulate the privacy and security of personally identifiable data. For example, the processing of personal data in the European Economic Area (the EEA), is subject to the General Data Protection Regulation (the GDPR), which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, exercising data subject rights and reporting certain data breaches to regulators and affected individuals, as well as how we document our relationships with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the European Commission to lack an adequate level of data protection, such as the United States. In July 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S., which decision may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation.

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

If we or any of our contract manufacturers and suppliers fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could seriously harm our business.

Our third-party manufacturers, suppliers, and we are subject to federal, state, and local laws and regulations governing the use, manufacture, storage, handling, release, disposal of, and exposure to, hazardous and regulated materials. Violation of these laws and regulations could lead to substantial fines and penalties. Although we believe that our safety procedures, and those of our third-party manufacturers, for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, state or federal authorities may curtail our use of these materials and interrupt our business operations. In addition, we could become subject to potentially material liabilities relating to the investigation and cleanup of any contamination, whether currently unknown or caused by future releases.

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

We contract with third parties for the manufacture of clinical product supply, and we expect to continue to do so, including for commercial supply of ublituximab. This reliance on third parties increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture, packaging and labeling of any products that we commercialize and our product candidates for pre-clinical development and clinical testing. For example, we currently rely on Samsung Biologics for clinical supply of ublituximab and will rely on Samsung Biologics for commercial supply, if ublituximab is approved. Our reliance on third parties increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

The facilities used by contract manufacturers to manufacture our drug candidates typically undergo inspections by the FDA or a comparable foreign regulatory to verify compliance with applicable cGMP regulations. Such inspections may be conducted after we submit our marketing applications to or receive marketing approval from the FDA or a comparable foreign regulatory authority. Although the FDA and other regulators impose requirements regarding our selection, qualification, oversight, and monitoring of our contract manufacturers and hold us responsible for the ultimate compliance of our products, we do not directly control the manufacturing process of our third-party contract manufacturers and are subject to risks associated with their ability to comply with cGMPs in connection with the manufacture of our products and product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others and the compliance concerns cannot be resolved, remediated, or otherwise addressed to the FDA’s satisfaction in a timely manner during the review of any NDAs or BLAs that we submit, it may negatively impact our ability to obtain regulatory approval for our drug candidates or obtain approval within projected timelines. We cannot guarantee the ability of our third-party manufacturers to maintain compliance with cGMP regulations, including having adequate quality control, quality assurance and qualified personnel. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products or product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our products or product candidates.

Our reliance on third-party manufacturers entails additional risks, including:

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval or interrupt commercial distribution. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers causing additional costs and delays in identifying and qualifying any such replacement. If a new contract manufacturer is not successful in replicating the product or experiences delays, or if regulatory authorities impose unforeseen requirements with respect to product comparability from multiple manufacturing sources, we may experience delays in clinical development or an interruption in our commercial supply. No assurance can be given that any new manufacturer will be successful or that material manufactured by a new manufacturer will perform comparably to product manufactured by the previous manufacturer or that the relevant regulatory agencies will agree with our interpretation of comparability. Any significant delays or gaps in supply of commercial or clinical product may adversely affect our clinical development program, our ability to commercialize any drugs that receive marketing approval on a timely and competitive basis, and our future profit margins.

We also rely on other third parties to store and distribute drug supplies for our clinical trials and expect to continue to do so for any potential commercial product. Any performance failure on the part of our distributors could delay clinical development or marketing approval of any future product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

The third parties upon whom we rely for the supply of starting materials, intermediates, active pharmaceutical ingredient (API)/drug substance, drug product, and other materials used in our drug candidates are our sole source of supply, and the loss or disruption of any of these suppliers could significantly harm our business.

The starting materials, intermediates, API/drug substance, and drug product used in many of our drug candidates are currently supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain starting materials, intermediates, API/drug substance, and drug product for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. It is expected that many of our manufacturing partners will be sole source suppliers from single site locations for the foreseeable future. Various raw materials, components, and testing services required for our product candidates may also be single sourced. We are not certain that our single-source suppliers will be able to supply sufficient quantities of their products or on the timelines necessary to meet our needs, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers, our relative importance as a customer to those suppliers, international political conflicts that may impact trade or the supply chain within a particular region, public health emergencies such as the COVID-19 pandemic or natural disasters that may cause those suppliers to stop work for a period of time or lead to a sudden increase in demand for selected materials resulting in short-term unavailability of such materials. If any of our suppliers ceases its operations for any reason or is unable or unwilling to supply starting materials, intermediates, API/drug substance, and drug product in sufficient quantities or on the timelines necessary to meet our needs, it could significantly and adversely affect our business, the supply of our drug candidates and our financial condition. In addition, if our current or future supply of any of our products or product candidates should fail to meet specifications during its stability program there could be a voluntary or mandatory product recall if the product is approved and, even in the absence of a recall, there could be significant interruption of our supply of drug, which would adversely affect the clinical development and commercialization of the product.

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

In addition, the agreements under which we currently license our product candidates from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations, or may conflict in such a way that puts us in breach of one or more agreements, which would make us susceptible to lengthy and expensive disputes with one or more of our licensing partners. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product or product candidate, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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

Our commercial success in part depends on obtaining and maintaining patent protection and trade secret protection in the United States and other countries with respect to any product we commercialize, our product candidates, their formulations and uses and the methods we use to manufacture them, as well as successfully defending these patents against third-party challenges. We seek to protect our proprietary and intellectual property position by filing patent applications in the United States and abroad related to our novel technologies and product candidates, and by maintenance of our trade secrets through proper procedures. Because we in-license our products and product candidates, we also rely on our licensors to protect the patent and other intellectual property rights necessary for commercialization.

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

Currently, we have granted several patents in the United States and EU, among other countries and several patents that have been applied for but have not yet been issued or have been issued in certain territories but not under all jurisdictions in which such applications have been filed. There can be no guarantee that any patents for which an application has already been filed, nor any patents filed in the future will be granted in any or all jurisdictions in which they were filed, or that all claims initially included in such patent applications will be allowed in the final patent that is issued. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or our partners will be successful in protecting our product candidates by obtaining and defending patents, or what the scope of an issued patent may ultimately be.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and medical affairs, and commercial personnel, particularly in MS, will be critical to our success. The loss of the services of our chief executive officer or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We anticipate that the withdrawal of the BLA and sNDA for U2 and the withdrawal of UKONIQ from sale may make it more challenging to recruit and retain qualified personnel across functions. In January and April 2022, we engaged in streamlining efforts across the Company, reducing headcount and external expenses, primarily related to our oncology commercialization and research and development functions. Those streamlining efforts have made and may continue to make retention of key personnel more difficult. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development and commercialization objectives, our ability to raise additional capital, and our ability to implement our business strategy.

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

As of May 5, 2022, we had 219 full -time employees. Our management and medical, commercial, and scientific personnel, systems and facilities currently in place, which were largely designed to support research and development and commercialization in oncology, may not be adequate to support our anticipated future growth, particularly in MS. To manage our anticipated future growth and focus in neurology and immunology, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these activities. Due to our limited resources, we may not be able to effectively manage the expansion and shift of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage our transition to a strategy primarily focused on neurology and immunology, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and changes to our business.

Additionally, to help manage the evolving needs, we may utilize the services of outside vendors or consultants to perform tasks including clinical trial management, statistics and analysis, regulatory affairs, formulation development, chemistry, manufacturing, controls, and other pharmaceutical development functions. Our growth strategy may also entail expanding our group of contractors or consultants to implement these tasks going forward. Because we rely on a substantial number of consultants, effectively outsourcing many key functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors when needed, we may be unable to successfully implement the tasks necessary to achieve our research, development and commercialization goals.

Certain anti-takeover provisions in our governing documents and Delaware law could make a third-party acquisition of us difficult. This could limit the price investors might be willing to pay in the future for our common stock.

Certain provisions in our amended and restated certificate of incorporation and restated bylaws may make it more difficult for a third party to acquire us, or discourage a third party from attempting to acquire or control us and may limit the price that certain investors might be willing to pay in the future for shares of our common stock. For example, our amended and restated certificate of incorporation allows us to issue preferred stock without the approval of our stockholders, the issuance of which could decrease the amount of earnings and assets available for distribution to, or affect the rights and powers, including voting rights, of our common stockholders. In certain circumstances, such issuance could have the effect of decreasing the market price of our common stock. In addition, our restated bylaws eliminate the right of stockholders to call a special meeting of stockholders, which could make it more difficult for stockholders to effect certain corporate actions. Any of these provisions could also have the effect of delaying or preventing a change in control.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ownership change (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2021, we had federal net operating loss carryforwards of approximately $1.3 billion, and our ability to utilize those net operating loss carryforwards could be limited by an ownership change as described above, which could result in increased tax liability to us. In addition, pursuant to the Tax Act, we may not use net operating loss carry-forwards to reduce our taxable income in any year by more than 80%, and we may not carry back any net operating losses to prior years. On March 27, 2020, the “CARES Act” was signed by the U.S. President. Certain provisions of the CARES Act alter the rules regarding net-operating losses for such losses arising in 2018, 2019 and 2020. Such losses may be carried back for five years. We cannot assure you, however, of our ability to utilize these favorable offset rules within the applicable time period. These rules apply regardless of the occurrence of an ownership change.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic could have a material adverse effect on our business if new variants continue to circulate and government control measures are reinstated.

The ongoing COVID-19 pandemic has presented substantial public health challenges and has negatively impacted the global economy, global supply chains, and the global healthcare system, including the conduct of clinical trials in the U.S. and other parts of the world. New variants continue to circulate, and uncertainty remains as to whether restrictions that have been lifted will be reinstated or new measures will be implemented to address the spread of new variants. The extent to which the COVID-19 pandemic impacts our business and operating results will depend on future developments that cannot be accurately predicted. Should the COVID-19 pandemic worsen and government restrictions be reinstated, our business operations could be materially delayed or interrupted. For instance, our supply chain may be disrupted; health authority inspections of clinical sites, marketing application sponsor, CROs, or manufacturing facilities or review of our regulatory submissions may be delayed; and our commercialization efforts may be impacted.

In addition, we may encounter delays in our clinical development program. The majority of our clinical trials involve patients with cancer or those receiving ongoing immunosuppressive therapy who may be at higher risk of infection.  These patients are thus more likely to be subject to travel restrictions and self-quarantining and may be more likely to withdraw from our clinical trials or unable to complete study assessments, which may affect our ability to meet our projected timelines. Further, patients and healthcare providers have raised concerns that B-cell targeted agents, like anti-

CD20 antibodies, may increase the risk of acquiring COVID-19 or lead to more severe complications or outcomes upon infection, including death, which could negatively impact the results of our clinical trials of ublituximab and other B-cell targeted product candidates, impact the regulatory review of those product candidates, prompt restrictive labeling for any products that receive approval, or adversely impact their acceptance among patients, healthcare providers, and payors.

The pandemic also may adversely affect our ability to complete ongoing clinical trials or conduct new trials. Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect our clinical trial programs, as well as adversely impact our business generally, include:

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

The potential disruptions and other impacts discussed above and other consequences of the COVID-19 pandemic could result in missed study visits or study procedures in our clinical trials, which could lead to an abundance of protocol deviations that impact the interpretability of the trial results. A significant number of deviations may call into question whether the execution of a clinical trial was consistent with the protocol, which is of particular importance where study designs were agreed to as part of a SPA as in the case of our Phase 3 clinical trial for ublituximab in RMS (ULTIMATE I and II). In extreme cases, significant deviations from the protocol may be considered a violation of the SPA and result in potential rescindment of the SPA agreement, which could adversely affect our ability to use the results of the impacted study to support a future regulatory application.  The impacts of COVID-19 on clinical studies described above may be greater in geographies outside the U.S., including in Eastern European countries where we have a number of study sites for ULTIMATE I and II.

In the event government-imposed restrictions related to COVID-19 that have been lifted are reinstated or new measures are implemented to address the spread of new variants, our ability to successfully commercialize any of our product candidates for which we in the future obtain regulatory approval also may be adversely impacted. In response to the COVID-19 pandemic, many healthcare institutions reduced access of pharmaceutical and biotechnology companies to healthcare providers as part of their safety measures. Should limitations on access continue, our commercialization activities, including the manner in which our field teams engage with healthcare providers and facilities, may limit our ability to provide product education and information, which could slow adoption and impact potential sales.

We will continue to monitor the potential impact of COVID-19 on our business, however, the full extent to which the COVID-19 pandemic may directly or indirectly impact the progress of our current and planned trials will depend on future developments that are uncertain and cannot be accurately predicted.

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

The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include:

●	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;
●	delay or failure in initiating, completing or analyzing nonclinical or clinical trials or the unsatisfactory design or results of these trials;
●	achievement or rejection of regulatory approvals by us or our competitors;
●	any delay in our regulatory review for ublituximab or any other product candidate we may develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation a change to the projected approval date, scheduling of an advisory committee meeting or issuance of a “refusal to file” letter;
●	announcements of technological innovations or new commercial products by our competitors or us;
●	developments concerning proprietary rights, including patents;
●	developments concerning our collaborations;
●	regulatory developments in the United States and foreign countries;
●	economic or other crises and other external factors such as the disruptions in the global economy caused by the COVID-19 pandemic;
●	period-to-period fluctuations in our revenues and other results of operations;
●	failure to meet our revenue projections or guidance;
●	changes in financial estimates by securities analysts; and
●	sales of our common stock by us.

We will not be able to control many of these factors, and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance.

In addition, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares.

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

The ongoing military conflict between Russia and Ukraine may result in market volatility that could adversely affect our stock price.

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west, including the U.S.  The invasion by Russia, responses of countries and political bodies to the invasion, the broader overarching tensions, Ukraine’s military response, and the potential for broader conflict may increase financial market volatility and could have severe adverse effects on regional and global economic markets.

Following Russia’s actions, various countries, including the U.S., Canada, the United Kingdom, Germany and France, as well as the European Union, issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (SWIFT) electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The current sanctions (and potential further sanctions in response to continued Russian military activity) and other actions may have adverse effects on regional and global economic markets, and may result in increased volatility in the price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS OF SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2022.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2022.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2022.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2022.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: May 10, 2022	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer