Form 10-Q
period 2022-06-30
TG THERAPEUTICS, INC.
filed 2022-08-09
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐ No ☒

There were 145,274,048 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 2, 2022.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2022

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements about:

●	our ability to obtain regulatory approval for ublituximab in relapsing forms of multiple sclerosis (RMS) and any other product candidates;
●	our ability to adapt and expand our commercial infrastructure to successfully launch, market and sell ublituximab in RMS if we obtain regulatory approval in the future;
●	the success of the potential commercialization of ublituximab or any future products or combinations of products, including the anticipated rate and degree of market acceptance and pricing and reimbursement;
●	the initiation, timing, progress and results of our pre-clinical studies and clinical trials;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to establish and maintain contractual relationships, on commercially reasonable terms, with third parties for manufacturing, distribution and supply, and a range of other support functions for our clinical development and commercialization efforts;
●	the implementation of our business model, strategic plans for our business and drug candidates;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	our ability to maintain and establish collaborations and enter into strategic arrangements, if desired;
●	our ability to meet any of our financial projections or guidance, including without limitation short and long-term revenue projections or guidance and changes to the assumptions underlying those projections or guidance;
●	our ability to obtain sufficient capital to fund our planned operations
●	our financial performance and cash burn management; and
●	developments relating to our competitors and our industry.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$147,073	$298,887
Short-term investment securities	48,636	15,876
Accounts receivable, net	88	1,389
Prepaid research and development	3,627	11,929
Other current assets	3,136	2,884
Total current assets	202,560	330,965
Restricted cash	1,266	1,264
Long-term investment securities	36,078	35,533
Right of use assets	8,783	8,629
Leasehold interest, net	1,733	1,839
Equipment, net	447	600
Goodwill	799	799
Total assets	$251,666	$379,629

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$37,224	$51,294
Other current liabilities	1,740	1,512
Loan payable – current portion	—	975
Lease liability – current portion	1,480	1,437
Accrued compensation	2,882	10,166
Total current liabilities	43,326	65,384
Deferred revenue, net of current portion	381	457
Loan payable – non-current	68,947	66,788
Lease liability – non-current	9,977	9,847
Total liabilities	122,631	142,476
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share (175,000,000 shares authorized, 145,198,058 and 143,292,043 shares issued, 145,156,749 and 143,250,734 shares outstanding at June 30, 2022 and December 31, 2021, respectively)	145	143
Additional paid-in capital	1,567,345	1,565,942
Treasury stock, at cost, 41,309 shares at June 30, 2022 and December 31, 2021	(234)	(234)
Accumulated deficit	(1,438,221)	(1,328,698)
Total stockholders’ equity	129,035	237,153
Total liabilities and stockholders’ equity	$251,666	$379,629

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Product revenue, net	$556	$1,507	$2,534	$2,262
License revenue	38	38	76	76
Total revenue	$594	$1,545	$2,610	$2,338

Costs and expenses:
Cost of product revenue	23	148	260	288
Research and development:
Noncash compensation	2,328	7,016	4,223	14,527
Other research and development	24,546	37,855	70,693	93,438
Total research and development	26,874	44,871	74,916	107,965

Selling, general and administrative:
Noncash compensation	(3,304)	9,288	(3,077)	18,395
Other selling, general and administrative	15,942	24,729	36,324	42,384
Total selling, general and administrative	12,638	34,017	33,247	60,779

Total costs and expenses	39,535	79,036	108,423	169,032

Operating loss	(38,941)	(77,492)	(105,813)	(166,694)

Other expense (income):
Interest expense	3,017	1,623	5,681	3,521
Other income	(1,448)	(618)	(1,971)	(1,090)
Total other expense (income), net	1,569	1,005	3,710	2,431

Net loss	$(40,510)	$(78,497)	$(109,523)	$(169,125)

Basic and diluted net loss per common share	$(0.30)	$(0.59)	$(0.81)	$(1.28)

Weighted-average shares used in computing basic and diluted net loss per common share	134,779,904	132,072,996	134,591,250	131,986,293

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2021	140,617,606	$141	$1,500,040	41,309	$(234)	$(980,597)	$519,350
Issuance of common stock in connection with exercise of options	31,245	*	128	—	—	—	128
Issuance of restricted stock	893,488	1	(1)	—	—	—	—
Forfeiture of restricted stock	(21,643)	*	*	—	—	—	—
Offering costs paid	—	—	(183)	—	—	—	(183)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	16,618	—	—	—	16,618
Net loss	—	—	—	—	—	(90,628)	(90,628)
Balance at March 31, 2021	141,520,696	142	1,516,602	41,309	(234)	(1,071,225)	445,285
Issuance of common stock in connection with exercise of options	9,364	*	38	—	—	—	38
Issuance of restricted stock	1,356,151	1	(1)	—	—	—	—
Forfeiture of restricted stock	(12,416)	*	*	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	16,304	—	—	—	16,304
Net loss	—	—	—	—	—	(78,497)	(78,497)
Balance at June 30, 2021	142,873,795	143	1,532,943	41,309	(234)	(1,149,722)	383,130

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2022	143,292,043	$143	$1,565,942	41,309	$(234)	$(1,328,698)	$237,153
Issuance of common stock in connection with exercise of options	30,411	*	125	—	—	—	125
Issuance of restricted stock	1,852,626	2	(2)	—	—	—	—
Forfeiture of restricted stock	(591,746)	*	*	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	2,121	—	—	—	2,121
Net loss	—	—	—	—	—	(69,013)	(69,013)
Balance at March 31, 2022	144,583,334	145	1,568,186	41,309	(234)	(1,397,711)	170,386
Issuance of common stock in connection with exercise of options	33,044	—	135	—	—	—	135
Issuance of restricted stock	1,830,320	2	(2)	—	—	—	—
Forfeiture of restricted stock	(1,248,640)	(2)	1	—	—	—	(1)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	(975)	—	—	—	(975)
Net loss	—	—	—	—	—	(40,510)	(40,510)
Balance at June 30, 2022	145,198,058	145	1,567,345	41,309	(234)	(1,438,221)	129,035

*Amount less than one thousand dollars

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(109,523)	$(169,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	1,146	32,922
Depreciation and amortization	154	126
Amortization of premium on investment securities	(17)	282
Amortization of debt issuance costs	922	463
Amortization of leasehold interest	106	106
Noncash change in lease liability and right of use asset	1,014	949
Change in fair value of notes payable	(276)	(221)
Changes in assets and liabilities:
Decrease (increase) in other current assets	8,054	(4,421)
Decrease (increase) in accounts receivable	1,301	(931)
(Decrease) increase in accounts payable and accrued expenses	(21,355)	3,271
Decrease in lease liabilities	(995)	(1,006)
Increase (decrease) in other current liabilities	1,740	(3,863)
Decrease in deferred revenue	(76)	(76)
Net cash used in operating activities	(117,805)	(141,524)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term securities	38,525	28,750
Investment in held-to-maturity securities	(71,810)	(31,497)
Purchases of PPE	(7)	(242)
Net cash used in investing activities	(33,292)	(2,989)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan payable	(975)	(7,200)
Proceeds from exercise of options	260	166
Offering costs paid	—	(183)
Net cash used in financing activities	(715)	(7,217)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(151,812)	(151,730)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	300,151	554,698

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$148,339	$402,968

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$147,073	$401,707
Restricted cash	1,266	1,261
Total cash, cash equivalents and restricted cash	$148,339	$402,968

Cash paid for:
Interest	$2,622	$2,094

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

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

TG Therapeutics is a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell diseases. In addition to a research pipeline including several investigational medicines, TG has completed a Phase 3 program for ublituximab, an investigational glycoengineered monoclonal antibody, to treat patients with relapsing forms of multiple sclerosis (RMS).  We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021. The accompanying condensed December 31, 2021 balance sheet has been derived from these statements. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Liquidity and Capital Resources

We have incurred operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2022, we have an accumulated deficit of $1.4 billion.

Our major sources of cash have been proceeds from private placement and public offering of equity securities, and from our loan and security agreements executed with Hercules Capital, Inc. (Hercules) (see Note 6 for more information). Since inception, we have incurred significant operating losses. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Because we have withdrawn UKONIQ (umbralisib) from sale, we have no marketed products currently. We expect to continue to incur significant research and development expenses and we expect to continue to incur significant commercialization and outsourced-manufacturing expenses as we plan for the possible commercialization of ublituximab in RMS.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.  As of June 30, 2022, we had $231.8 million in cash and cash equivalents, and investment securities. Based on our available cash resources and cash flow projections as of the date the consolidated financial statements were available for issuance, we believe that our cash and cash equivalents, and investment securities as of June 30, 2022 will provide sufficient liquidity for more than a twelve-month period from the date of filing of this Quarterly Report on Form 10-Q.

The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the costs and timing of clinical and commercial manufacturing supply arrangements for each product and product candidate, and the costs of expanding our sales, distribution and other commercialization capabilities. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate substantial revenue. We are dependent upon significant future financing to provide the cash necessary to execute our long-term operations. However, the Company cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its existing stockholders.

Our common stock is quoted on the Nasdaq Capital Market and trades under the symbol “TGTX.”

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our 2021 Annual Report on Form 10-K, except updated herein or as it relates to the adoption of new accounting standards during the six months ended June 30, 2022. Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Net Loss Per Common Share

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The cumulative amounts of potentially dilutive securities excluded from the calculation were 13,512,092 securities and 13,255,355 securities for the six months ended June 30, 2022 and 2021, respectively.

The following table summarizes our potentially dilutive securities at June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021
Unvested restricted stock	10,004,825	10,610,193
Options	3,225,515	2,479,622
Warrants	262,100	147,058
Shares issuable upon note conversion	19,652	18,482
Total	13,512,092	13,255,355

NOTE 2 REVENUE RECOGNITION

Gross-to-Net Sales Adjustments

To date, our only source of product revenue has been from the U.S. sales of UKONIQ, which we began shipping to our customers in February 2021. On April 15, 2022, we announced our voluntary withdrawal of UKONIQ from sale. Furthermore, on May 27, 2022, the Food and Drug Administration (FDA) issued a notice in the Federal Register officially withdrawing approval of the New Drug Application (NDA) for UKONIQ, effective May 31, 2022. This notice required stopping all distribution of UKONIQ and the return of all remaining inventory from the Company’s customers as soon as possible. We record our best estimate for sales discounts and allowances to which customers are likely to be entitled. The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows for the three and six months ended June 30, 2022 and 2021:

(in thousands)	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Gross product revenue	$700	$1,733	$4,119	$2,639
Gross-to-net adjustments:
Chargebacks and administrative fees	(122)	(120)	(372)	(195)
Trade discounts and allowances	31	(59)	(189)	(94)
Government rebates and co-payment assistance	(53)	(39)	(282)	(76)
Sales returns and allowances	—	(8)	(742)	(12)
Total gross-to-net adjustments(1)	$(144)	$(226)	$(1,585)	$(377)
Net product revenue	$556	$1,507	$2,534	$2,262

(1) As of June 30, 2022 approximately $0.9 million of estimated gross-to-net accruals have been recorded as a reduction of accounts receivable, net and within accounts payable and accrued expenses on the condensed consolidated balance sheets.

NOTE 3 INVESTMENT SECURITIES

Our investments as of June 30, 2022 and December 31, 2021 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between July 2022 and June 2023) (held-to-maturity)	$48,636	$—	$364	$48,272

Long-term investments:
Obligations of domestic governmental agencies (maturing between July 2023 and February 2024) (held-to-maturity)	36,078	—	971	35,107
Total short-term and long-term investment securities	$84,714	$—	$1,335	$83,379

	December 31, 2021
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated fair
	adjusted	holding gains	holding losses	value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2022 and April 2022) (held-to-maturity)	$15,876	$—	$4	$15,872

Long-term investments:
Obligations of domestic governmental agencies (maturing between February 2023 and June 2023) (held-to-maturity)	35,533		160	35,373
Total short-term and long-term investment securities	$51,409	$—	$164	$51,245

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

As of June 30, 2022 and December 31, 2021, the fair values of cash and cash equivalents, restricted cash, accounts receivable, and loan and interest payable approximate their carrying value.

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

We have no Level 1 or Level 2 instruments. Our Level 3 instrument amounts represent the fair value of the 5% Notes and related accrued interest. The following table summarizes the changes in Level 3 instruments during the six months ended June 30, 2022:

(in thousands)
Balance at December 31, 2021	360
Interest accrued on face value of 5% Notes	269
Change in fair value of Level 3 liabilities	(545)
Balance at June 30, 2022	$84

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

We had no activity on the 2021 ATM during the six months ended June 30, 2022 and 2021.

The 2019 WKSI Shelf is currently our only active shelf-registration statement. We may offer any combination of the securities registered under the 2019 WKSI Shelf from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We may need to file additional shelf-registration statements in the future to provide us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

The TG Therapeutics, Inc. 2022 Incentive Plan (the 2022 Incentive Plan) was approved by stockholders in June 2022 with 17 million shares available to be issued, of which not more than 10 million shares may be issued pursuant to “full-value awards.” Full-value awards include any award other than an option or stock appreciation right and which is settled by the issuance of stock. As of June 30, 2022, 1,003,090 shares of restricted stock and 200,000 options were outstanding and up to an additional 15,796,910 shares were available to be issued under the 2022 Incentive Plan.

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the 2012 Incentive Plan) was approved by stockholders in June 2020. As of June 30, 2022, 10,501,767 shares of restricted stock and 3,025,515 options were outstanding, and no additional shares were available to be issued under the 2012 Incentive Plan as the 2022 Incentive Plan is now the only active incentive plan.

Stock-based compensation expense included in the condensed consolidated statements of operations was $(1.0) million and $16.3 million for the three months ended June 30, 2022 and 2021, respectively, and $1.1 million and $32.9 million for the six months ended June 30, 2022 and 2021, respectively.

Stock Options and Restricted Stock

The following table summarizes the activity for stock options and restricted stock for the six months ended June 30, 2022:

	Stock Options	Restricted Stock
Equity awards outstanding, beginning of year	2,467,537	12,032,040
Changes during the year:
Granted	875,000	3,682,946
Exercised or vested	(63,455)	(2,369,743)
Expired or Forfeited	(53,567)	(1,840,386)
Equity awards outstanding, end of period	3,225,515	11,504,857

As of June 30, 2022, total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized were as follows:

(in thousands)	Stock Options	Restricted Stock
Unrecognized compensation cost	$1,059	$35,273
Expected weighted-average period in years of compensation cost to be recognized	1.5	1.6

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

On December 30, 2021 (the First Amendment Closing Date), the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Hercules Capital, Inc. The Amended Loan Agreement amended the terms of the Loan Agreement to, among other things, (i) increase the aggregate principal amount of the loan, available at the Company’s option, from $60.0 million to $200.0 million (the Amended Term Loan), (ii) issue a first advance of $70.0 million drawn at the First Amendment Closing Date, a portion of which was used to refinance the current outstanding loan balance of approximately $7.8 million and pay for expenses incurred by the Lender in executing the agreements, (iii) change the draw amounts and dates available in subsequent tranches, (iv) extend the maturity date of the facility from the original March 1, 2022 to January 1, 2026, (v) reset and extend the interest only period from April 1, 2021 to February 1, 2025 and extendable to August 1, 2025 subject to the achievement of certain performance milestones, and (vi) modify the cash interest rate to be the greater of either (a) the “prime rate” as reported in The Wall Street Journal plus 2.15%, and (b) 5.40%. In addition to the cash interest rate, the principal balance will accrue paid-in-kind interest at a rate of 3.45%, which amount will be capitalized and added to the outstanding principal balance of the Amended Term Loan and payable at the maturity date of the Amended Loan Agreement.The performance milestones are based on achievement of certain U.S. Food and Drug Administration approvals and impact the potential extension of the interest only period, access to future advances under the Loan Agreement and minimum cash levels required under the Amended Loan Agreement.

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

The Company incurred financing expenses of $7.4 million (including the fair value of the Warrant) related to the Amended Loan Agreement which are recorded as debt issuance costs and as an offset to loan payable on the Company’s consolidated balance sheet. The debt issuance costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and will be included in interest expense in the Company’s consolidated statements of operations. Amortization of debt issuance costs was $0.5 million and $0.2 million for the three months ended June 30, 2022, and 2021, respectively and $0.9 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, the remaining unamortized balance of debt issuance costs was $6.5 million.

The loan payable as of June 30, 2022 and December 31, 2021, is as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Loan payable	$70,000	$70,000
Add: Accreted Liability of final payment fee	5,402	5,140
	75,402	75,140
Less: unamortized debt issuance costs	(6,455)	(7,377)
	68,947	67,763
Less: principal payments	—	—
Total loan payable	68,947	67,763
Less: current portion	—	(975)
Loan payable non-current	$68,947	$66,788

NOTE 7 LEASES

In October 2014, we entered into an agreement (the Office Agreement) with Fortress Biotech, Inc. (FBIO) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.4 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. The initial commitment period of the 45% rate was for a period of three (3) years. We and FBIO currently determine actual office space utilization annually and if our utilization differs from the amount we have been billed, we will either receive credits or be assessed incremental utilization charges. As of June 30, 2022, the allocation rate is 63% and will be evaluated again in September 2022 for the following rent year. Also in connection with this lease, we have pledged $1.3 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying condensed consolidated balance sheets.

In October 2019, we finalized a five-year lease for office space in New Jersey (the NJ Lease). We approximate an average annual rental obligation of $0.3 million under the NJ Lease. We took possession of this space in October 2019, with rental payments beginning in November 2019. We incurred rent expense of $0.1 million for the six months ended June 30, 2022.

In October 2021, we finalized a five-year lease for office space in North Carolina (the NC Lease). We approximate an average annual rental obligation of $0.2 million under the NC Lease. We took possession of this space in February 2022, with rental payments beginning in April 2022. We incurred rent expense of $0.1 million for the six months ended June 30, 2022.

At January 1, 2019, we recognized a lease liability and corresponding Right-of-Use (ROU) asset of $9.5 million and $8.1 million, respectively, based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. The present values of our lease liability and corresponding ROU asset are $11.5 million and $8.8 million, respectively, as of June 30, 2022. Our leases have remaining lease terms of 2 years to 10 years. One lease has a renewal option to extend the lease for an additional term of two years. The following components of lease expense are included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$524	$531	$1,038	$1,063
Net lease cost	$524	$531	$1,038	$1,063

As of June 30, 2022, the weighted-average remaining operating lease term was 6.82 years and the weighted-average discount rate for operating leases was 9.94%. Cash paid for amounts included in the measurement of operating lease liabilities during the six months ended June 30, 2022 was $1.0 million.The balance sheet classification of lease liabilities was as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Liabilities
Lease liability current portion	$1,480	$1,437
Lease liability non-current	9,977	9,847
Total lease liability	$11,457	$11,284

As of June 30, 2022, the maturities of lease liabilities were as follows:

Operating
(in thousands)	leases
Remainder of 2022	$1,050
2023	2,125
2024	2,162
2025	1,899
2026	1,932
After 2027	8,121
Total lease payments	17,289
Less: interest	(5,832)
Present value of lease liabilities(*)	$11,457
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

NOTE 8 LICENSE AGREEMENTS

TG-1101 (Ublituximab)

In January 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the LFB License Agreement). Under the terms of the LFB License Agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. As of June 30, 2022, we have incurred approximately $13.0 million in expense related to the achievement of certain milestones of the LFB License Agreement.

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended June 30, 2022 and 2021, and approximately $76,000 for each of the six months ended June 30, 2022 and 2021. At June 30, 2022 and December 31, 2021, we have deferred revenue of approximately $0.5 million and $0.6 million, respectively, associated with this $2 million payment (approximately $0.2 million of which has been classified in current liabilities at June 30, 2022 and December 31, 2021).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of ublituximab in the sublicense territory.

TGR-1202 (Umbralisib or UKONIQ)

In September 2014, we exercised our option to license the global rights to umbralisib, thereby entering into an exclusive licensing agreement (the Umbralisib License) with Rhizen Pharmaceuticals, SA (Rhizen) for the development and commercialization of umbralisib. Prior to this, we had been jointly developing umbralisib in a 50:50 joint venture with Rhizen. As of June 30, 2022, we have incurred approximately $24.0 million in expense related to the achievement of certain milestones of the Umbralisib License.

Rhizen will be eligible to receive additional approval and sales-based milestone payments in the aggregate of approximately $150.0 million payable upon approval in multiple jurisdictions for up to two oncology indications and one non-oncology indication and attaining certain sales milestones. In addition, if umbralisib is co-formulated with another drug to create a new product (a New Product), Rhizen will be eligible to receive similar regulatory approval and sales-based milestone payments for such New Product. Additionally, Rhizen receives tiered royalties that escalate from high single digits to low double digits on any net sales of umbralisib and any New Product. During the three months ended June 30, 2022 the worldwide royalty due under the Umbralisib License recorded by the Company in cost of product revenue based on U.S. sales of UKONIQ was immaterial. During the six months ended June 30, 2022, the Company recorded $0.2 million of royalties due under the Umbralisib License in cost of product revenue. As of June 30, 2022, $0.1 million in royalties were payable under the Umbralisib License and as of December 31, 2021, $0.2 million in royalties were payable under the Umbralisib License. Rhizen will also be eligible to participate in sublicensing revenue, if any, based on a percentage that decreases as a function of the number of patients treated in clinical trials following the exercise of the license option. Rhizen will retain global manufacturing rights to umbralisib, provided that they are price competitive with alternative manufacturers. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or any other exclusivity right in such country, unless the agreement is earlier terminated (i) by us for any reason, or (ii) by either party due to a breach of the agreement.

NOTE 9 RELATED PARTY TRANSACTIONS

In July 2015, we entered into a Shared Services Agreement (the Shared Services Agreement) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. The Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.3 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and expenses of approximately $0.4 million for each of the six months ended June 30, 2022 and 2021, primarily related to shared personnel. Mr. Weiss, our Chairman and Chief Executive Officer, also serves as a director and Executive Vice Chairman, Strategic Development of FBIO.

Please refer to Note 7 – Leases for details regarding the Office Agreement with FBIO.

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

OVERVIEW

TG Therapeutics is a biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell diseases. In addition to a research pipeline including several investigational medicines, TG has completed a Phase 3 program for ublituximab, an investigational glycoengineered monoclonal antibody, to treat patients with relapsing forms of multiple sclerosis (RMS).  We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

UNITY-CLL Phase 3 Trial & Withdrawal of the BLA/sNDA Submission for U2 to Treat Patients with CLL/SLL and Withdrawal of UKONIQ from Sale

UNITY-CLL, a global, Phase 3, randomized, controlled clinical trial, compared the combination of ublituximab and UKONIQ® (umbralisib) (combination referred to as U2), to an active control arm of obinutuzumab plus chlorambucil in patients with both treatment-naïve and relapsed or refractory chronic lymphocytic leukemia (CLL). The trial met its primary endpoint, and based on those results, a Biologics License Application (BLA) and supplemental New Drug Application (sNDA) were submitted to the U.S. Food and Drug Administration (FDA) for U2 to treat patients with CLL/small lymphocytic lymphoma (SLL).

As previously disclosed, on April 15, 2022, we announced that pursuant to an information request made by the FDA, updated overall survival data were collected that showed an increasing imbalance in favor of the control arm, differing from the improved results provided to the FDA in February 2022. Based on these new data, we decided to withdraw the pending BLA/sNDA for U2 to treat CLL/SLL. We also announced the voluntary withdrawal of UKONIQ from sale for its approved indications. Our decision to withdraw UKONIQ from sale was primarily based on the withdrawal of the BLA and sNDA for U2 in CLL.

For more information, please refer to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

OUR PRODUCTS UNDER DEVELOPMENT

We have leveraged our B-cell platform to develop a drug pipeline of small molecule kinase inhibitors and intravenously delivered immunotherapies that leverage the patients’ own immune system. In connection with the April 2022 withdrawal of the Biologics License Application (BLA) and supplemental New Drug Application (sNDA) for U2 (a combination therapy of ublituximab and umbralisib) to treat patients with chronic lymphocytic leukemia (CLL)/small lymphocytic lymphoma (SLL) and the withdrawal of UKONIQ (umbralisib) from sale in its approved indications of relapsed/refractory marginal zone lymphoma (MZL) and follicular lymphoma (FL), we are re-evaluating all our current oncology studies and products under development for oncology indications, including umbralisib +/- ublituximab  and have paused or closed a number of trials and programs related to these indications. The following table summarizes our current clinical stage pipeline:

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

Current Phase 3 ULTIMATE Program in Relapsing Forms of Multiple Sclerosis:

ULTIMATE I and ULTIMATE II are two independent Phase 3 trials. Each trial is a global, randomized, multi-center, double-blinded, double-dummy, active-controlled study comparing the efficacy and safety/tolerability of ublituximab (450mg dose administered by one-hour intravenous infusion every 6 months, following a day 1 infusion of 150mg over four hours and a day 15 infusion of 450mg over one hour) versus teriflunomide (14mg oral tablets taken once daily) in subjects with RMS. These trials were conducted under a special protocol assessment (SPA) with the FDA. The ULTIMATE I and II trials were led by Lawrence Steinman, MD, Zimmermann Professor of Neurology & Neurological Sciences, and Pediatrics at Stanford University. Full enrollment was completed in October 2018, with approximately 1,100 subjects enrolled in both studies combined.

●	In April 2021, data from the ULTIMATE I and II trials were presented at the American Academy of Neurology Annual meeting. Both studies met their primary endpoint with ublituximab treatment demonstrating a statistically significant reduction in annualized relapse rate (ARR) over a 96-week period (p<0.005 in each trial). Key secondary MRI endpoints were also met. Additional data from these trials have been presented at various other medical meetings.

●	On December 14, 2021, we announced that the FDA accepted a BLA for ublituximab as a treatment for patients with RMS and notified the Company that it is not currently planning to hold an advisory committee meeting to discuss this application.

●	On May 31, 2022, we announced that the FDA extended the Prescription Drug User Fee Act (PDUFA) goal date to December 28, 2022 for the BLA for ublituximab as a treatment for patients with RMS, to allow time to review a submission provided by the Company in response to an FDA information request and which the FDA deemed a major amendment.

RESULTS OF OPERATIONS

The following table summarizes the results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
(in thousands)	2022	2021
Product revenue, net	$556	$1,507
License Revenue	38	38
Total Revenue	$594	$1,545

Costs and expenses:
Cost of product revenue	23	148
Research and development:
Noncash compensation	2,328	7,016
Other research and development	24,546	37,855
Total research and development	26,874	44,871

General and administrative:
Noncash compensation	(3,304)	9,288
Other selling, general and administrative	15,942	24,729
Total general and administrative	12,638	34,017

Total costs and expenses	39,535	79,036

Interest expense	3,017	1,623
Other income	(1,448)	(618)
Total other expense, net	1,569	1,005

Net Loss	$(40,510)	$(78,497)

Product revenue, net. Product revenue, net for the three months ended June 30, 2022 was $0.6 million compared to $1.5 million for the three months ended June 30, 2021. Product revenue, net consisted of net product sales of UKONIQ in the United States. In February 2021, we began commercial sales of UKONIQ within the U.S. following FDA approval. Effective May 31, 2022, UKONIQ was officially withdrawn from the market, therefore, subsequent to May 31, 2022, there will be no product revenue, net related to UKONIQ. There may be immaterial amounts of product revenue, net  recorded in subsequent quarters due to gross-to-net sales adjustments as the currently outstanding related accrued liabilities are settled.

License revenue. License revenue was less than $0.1 million for both the three months ended June 30, 2022 and June 30, 2021. License revenue for both the three months ended June 30, 2022 and June 30, 2021 is comprised of recognition of a portion of the upfront payment from the ublituximab sublicense agreement with Ildong.

Cost of Product Revenue. Cost of product revenue for the three months ended June 30, 2022 was approximately $23,000 compared to approximately $0.2 million for the three months ended June 30, 2021. Due to the stoppage of product sales resulting from the  market withdrawal of UKONIQ, subsequent to the quarter ended June 30, 2022, we expect the cost of product revenue to be immaterial.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $2.3 million for the three months ended June 30, 2022, as compared to $7.0 million during the comparable period ended June 30, 2021. The decrease in noncash compensation expense was primarily due to forfeitures of restricted stock as a result of a decrease in headcount during the three months ended June 30, 2022.

Other Research and Development Expense. Other research and development expense decreased for the three months ended June 30, 2022 by approximately $13.3 million to $24.5 million as compared to the comparable period ended June 30, 2021. The decrease in research and development expense is primarily attributable to a decrease in license milestones of $4.0 million, a $4.3 million decrease in clinical trial expense, and an approximately $3.8 million decrease in personnel costs as a result of a decrease in headcount during the three months ended June 30, 2022.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $(3.3) million for the three months ended June 30, 2022, as compared to $9.3 million during the comparable period ended June 30, 2021. The decrease in noncash compensation expense was primarily related to forfeitures of stock as a result of a decrease in headcount during the three months ended June 30, 2022.

Other Selling, General and Administrative. Other selling, general and administrative expenses decreased for the three months ended June 30, 2022 by approximately $8.8 million to $15.9 million as compared to the comparable period ended June 30, 2021. The decrease was due primarily to decreased other selling, general and administrative costs associated with the marketing of UKONIQ during the period ended June 30, 2022, as well as decreased headcount over that period.

Interest Expense. Interest expense increased by $1.4 million to $3.0 million for the three months ended June 30, 2022, as compared to $1.6 million for the three months ended June 30, 2021. The increase is mainly due to greater interest expense related to the Amended Loan Agreement entered into in December 2021.

Other Income. Other income increased by $0.8 million to $1.4 million for the three months ended June 30, 2022. The increase is mainly due to a research & development tax credit refund received by our Australian subsidiary during the three months ended June 30, 2022.

The following table summarizes the results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Product revenue, net	$2,534	$2,262
License Revenue	76	76
Total Revenue	$2,610	$2,338

Costs and expenses:
Cost of product revenue	260	288
Research and development:
Noncash compensation	4,223	14,527
Other research and development	70,693	93,438
Total research and development	74,916	107,965

Selling, General and administrative:
Noncash compensation	(3,077)	18,395
Other selling, general and administrative	36,324	42,384
Total selling, general and administrative	33,247	60,779

Total costs and expenses	108,423	169,032

Interest expense	5,681	3,521
Other income	(1,971)	(1,090)
Total other expense, net	3,710	2,431

Net Loss	$(109,523)	$(169,125)

Product revenue, net. Product revenue, net for the six months ended June 30, 2022 was $2.5 million compared to $2.3 million for the six months ended June 30, 2021. Subsequent to May 31, 2022 there will be no product revenue, net recorded related to new product sales of UKONIQ. There may be immaterial amounts of product revenue, net  recorded in subsequent quarters due to gross-to-net sales adjustments as the currently outstanding related accrued liabilities are settled.

License revenue. License revenue was less than $0.1 million for both the six months ended June 30, 2022 and June 30, 2021.  License revenue for both the six months ended June 30, 2022 and June 30, 2021 is comprised of recognition of a portion of the upfront payment from the ublituximab sublicense agreement with Ildong.

Cost of Product Revenue. Cost of product revenue for both the six month periods ended June 30, 2022 and June 30, 2021 was $0.3 million. Cost of product revenue consists primarily of freight and royalties on net sales of UKONIQ owed to our licensing partner. Subsequent to the quarter ended June 30, 2022, we expect the cost of product revenue to be immaterial due to the stoppage of product sales resulting from the  market withdrawal of UKONIQ.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $4.2 million for the six months ended June 30, 2022, as compared to $14.5 million during the comparable period ended June 30, 2021. The decrease in noncash compensation expense was primarily due to forfeitures of restricted stock as a result of a decrease in headcount during the six months ended June 30, 2022.

Other Research and Development Expense. Other research and development expense decreased for the six months ended June 30, 2022 by approximately $22.7 million to $70.7 million as compared to the comparable period ended June 30, 2021. The decrease in research and development expense is primarily attributable to a decrease in license milestones of $18.0 million, and a $12.9 million decrease in clinical trial expense, partially offset by an increase in manufacturing expense of $15.3 million. The increase in manufacturing expense was primarily due to a one-time charge to expense advanced payments related to clinical and commercial batches of UKONIQ as a result of the voluntary withdrawal from the market.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $(3.1) million for the six months ended June 30, 2022, as compared to $18.4 million during the comparable period ended June 30, 2021. The decrease in noncash compensation expense was primarily related to forfeitures of stock as a result of a decrease in headcount during the six months ended June 30, 2022.

Other Selling, General and Administrative. Other selling, general and administrative expenses decreased for the six months ended June 30, 2022 by approximately $6.1 million to $36.3 million as compared to the comparable period ended June 30, 2021. The decrease was due primarily to decreased other selling, general and administrative costs associated with the marketing of UKONIQ during the period ended June 30, 2022, as well as decreased headcount over that same period.

Interest Expense. Interest expense increased by $2.2 million to $5.7 million for the six months ended June 30, 2022, as compared to $3.5 million for the six months ended June 30, 2021. The increase is mainly due to greater interest expense related to the Amended Loan Agreement entered into in December 2021.

Other Income. Other income increased by $0.9 million to $2.0 million for the six months ended June 30, 2022. The increase is mainly due to a research & development tax credit refund received by our Australian subsidiary during the six months ended June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our major sources of cash have been proceeds from private placement and public offering of equity securities, and from our loan and security agreements executed with Hercules Capital, Inc. (Hercules) (see Note 6 for more information). Since inception, we have incurred significant operating losses. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Because we have withdrawn UKONIQ (umbralisib) from sale, we have no marketed products currently. We expect to continue to incur significant research and development expenses and we expect to continue to incur significant commercialization and outsourced-manufacturing expenses as we plan for the possible commercialization of ublituximab in RMS.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q.  As of June 30, 2022, we had $231.8 million in cash and cash equivalents and investment securities. Based on our available cash resources and cash flow projections as of the date the consolidated financial statements were available for issuance, we believe that our cash and cash equivalents, and investment securities as of June 30, 2022 will provide sufficient liquidity for more than a twelve-month period from the date of filing of this Quarterly Report on Form 10-Q.

The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, the costs and timing of clinical and commercial manufacturing supply arrangements for each product and product candidate, and the costs of expanding our sales, distribution and other commercialization capabilities. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate substantial revenue. We are dependent upon significant future financing to provide the cash necessary to execute our long-term operations. However, the Company cannot be certain that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its existing stockholders.

Discussion of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(117,805)	$(141,524)
Net cash used in investing activities	$(33,292)	$(2,989)
Net cash used in financing activities	$(715)	$(7,217)

Cash used in operating activities for the six months ended June 30, 2022 was $117.8 million as compared to $141.5 million for the six months ended June 30, 2021. The decrease in net cash used in operating activities was due primarily to greater expenditures associated with our license milestone payments and clinical trial expense during the six months ended June 30, 2021.

Net cash used in investing activities for the six months ended June 30, 2022, was $33.3 million as compared to cash used in investing activities of $3.0 million for the six months ended June 30, 2021. The increase in net cash used in investing activities was primarily due to greater investment in short-term and long-term securities during the six months ended June 30, 2022.

Net cash used in financing activities for the six months ended June 30, 2022, was $0.7 million as compared to net cash used in financing activities of $7.2 million for the six months ended June 30, 2021. The decrease in net cash used in financing activities was primarily due to the principal payments on our loan payable made during the six months ended June 30, 2021. Under the Amended Loan Agreement, the only amount paid during the six months ended June 30, 2022 was a $1.0  million end of term fee.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2022, a putative securities class action (the Class Action Lawsuit) complaint was filed in the US District Court for the Southern District of New York against the Company and two of its officers, purportedly on behalf of all shareholders who purchased or otherwise acquired TG Therapeutics common stock between January 15, 2020 and May 31, 2022 (the Class Period). The case is captioned Shapiro v. TG Therapeutics, Inc., et al., Case No. 1:22-cv-06106. The complaint alleges that the Company and the named officers violated the federal securities laws by allegedly making materially false and misleading statements throughout the Class Period concerning the Company’s business and operations relating to Ublituximab and Umbralisib, and seeks monetary damages. The Class Action Lawsuit is in the early stages, and the Company intends to vigorously contest the claims in the complaint.

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

We have invested substantially all of our efforts and financial resources in the identification, pre-clinical and clinical development of umbralisib as monotherapy and in combination with ublituximab in hematologic conditions (U2), ublituximab in RMS and our other product candidates, including cosibelimab, TG-1701 and TG-1801, and building a commercial infrastructure. On April 15, 2022, we announced our voluntary withdrawal of the pending BLA and sNDA for U2 to treat CLL and SLL and the voluntary withdrawal of UKONIQ (umbralisib) from sale for the approved indications. Our decision was based on updated overall survival data collected in response to an FDA information request that showed that a possible increased risk of death in patients receiving U2 compared to the control arm of obinutuzumab plus chlorambucil. Furthermore, on May 27, 2022, the FDA issued a notice in the Federal Register officially withdrawing approval of the NDA for UKONIQ, effective May 31, 2022. We completed the voluntary withdrawal of UKONIQ from sale as of the effective date of the FDA’s notice. Although we are currently planning to continue to follow patients in the UNITY-CLL study to understand the overall survival data as it matures, there is a risk that we decide not to continue to do so. Moreover, we are still assessing the impact of the withdrawal of the BLA and sNDA for U2 and the withdrawal of UKONIQ from sale on our oncology research and development programs. We may determine that there is not a regulatory path forward for UKONIQ as monotherapy or in combination with ublituximab in any hematologic conditions, including CLL, and may stop development of UKONIQ, ublituximab, and our other product candidates for oncology indications. If we were to do so, our oncology pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, and results of operations.

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

Successful completion of our clinical trials is a prerequisite to submitting an NDA or a BLA to the FDA and a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) for each product candidate and, consequently, the ultimate approval and commercial marketing of our product candidates. We do not know whether any of our ongoing or future clinical trials for our product candidates will be completed on schedule, if at all.

Whether or not and how quickly we complete clinical trials depends in part upon the rate at which we are able to engage clinical research/trial sites and, thereafter, the rate of enrollment of patients, and the rate at which we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are currently conducting or planning clinical trials that seek to enroll patients with the same diseases that we are studying. We may experience unforeseen events, such as the COVID-19 pandemic, that could delay or prevent our ability to complete current clinical trials, initiate new trials, receive marketing approval or commercialize our product candidates, including:

●	the FDA or other regulatory authorities may require us to submit additional data or impose other requirements before permitting us to initiate a clinical trial;
●	the FDA or other regulatory authorities or institutional review boards (IRBs) or ethics committees (ECs) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or in a country; we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective clinical research organizations (CROs), the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulatory authorities may require us, to conduct additional pre-clinical studies or clinical trials or we may decide to abandon drug development programs;
●	the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, and enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	our third-party contractors, including our clinical trial sites, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to or regulatory authorities or IRBs or ECs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our product candidates may be greater than we anticipate;

●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate, including, without limitation, as a result of disruptions to our supply chains caused by global health crises, such as the COVID-19 pandemic, international conflicts, or natural disasters;
●	regulatory authorities may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulatory authorities, IRBs or ECs to suspend or terminate the trials, or reports may arise from pre-clinical or clinical testing of other therapies in the same or a similar class that raise safety or efficacy concerns about our product candidates.

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

In addition, changes in regulatory policy could cause us to have to repeat or conduct additional clinical trials or change our clinical development strategy. For example, in April 2022, the FDA convened an Oncologic Drug Advisory Committee (ODAC) meeting to discuss the PI3K inhibitor class. The ODAC voted in favor of requiring randomized data to support the evaluation of benefit-risk of PI3K drug candidates in patients with hematologic malignancies. The vote of the ODAC and the views expressed by FDA during the meeting will likely impact future development, if any, of UKONIQ in hematologic malignancies.

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

Many of our clinical studies have involved combinations of UKONIQ, which was recently withdrawn from the market, and ublituximab in hematologic conditions, which may cause unforeseen toxicities, or impact the severity, duration, and incidence of adverse events observed compared to those seen in the single-agent studies of these agents. With multi-drug combinations, it is often difficult to interpret or properly assign attribution of an adverse event to any one particular agent, introducing the risk that toxicity caused by a component of a combination regimen could have a material adverse impact on the development or regulatory review of the other component of the combination.

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

The FDA and foreign regulatory authorities have substantial discretion in the pharmaceutical product approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. During the regulatory review process, the FDA or other regulatory authorities may disagree with or not accept our clinical trial design, may have questions about the potential impact of our study design on conclusions that can be drawn from the data, may interpret results differently than we do, may apply the results of our trials in one disease to the review of a regulatory application for a different disease even if the doses and therapeutic areas are distinct, and may change its view on the criteria that must be met for approval. This could happen even for a protocol that has received a SPA. For example, in May 2022, the FDA extended the PDUFA goal date to December 28, 2022, for the BLA for ublituximab as a treatment for patients with RMS. There is no guarantee that the FDA will not further delay, limit or deny approval of a product candidate.

Furthermore, some of our clinical trials may be conducted as open-label studies, meaning that trial participants, investigators, site staff, some employees of our CROs, and our field-level employees (e.g., clinical research associates and monitors), among others, have knowledge of treatment arm assignments on a patient-level, which has the potential to introduce bias into study conduct. Further, even when our clinical trials are double-blind, double-dummy studies, unblinding of treatment arm assignment may occur from time to time, for example, on the occurrence of unexpected safety events which may necessitate understanding of study treatment. While we believe we have put in place adequate firewalls to prevent inappropriate unblinding of study data consistent with standard industry practice for these types of studies, no assurance can be given that issues related to study conduct will not be raised. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the study design or data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee in evaluating (among other things) clinical data and safety and effectiveness considerations prior to making its final decision. These issues could cause a delay in the FDA’s review, lead the FDA to deny approval, or lead the Company to withdraw a regulatory application, as was the case with the BLA and sNDA for U2 in CLL and SLL.

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

Further, from time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, time-to-event based endpoints such as duration of response (DOR) and progression-free survival (PFS) have the potential to change with longer follow-up. In addition, as patients continue on therapy, there can be no assurance given that the final safety data from studies, once fully analyzed, will be consistent with prior safety data presented, will be differentiated from other similar agents in the same class, will support continued development, or will be favorable enough to support regulatory approvals for the indications studied. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. The information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and regulators or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line or preliminary data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions we have reached, our ability to obtain approval for, or successfully commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

Many of our Phase 3 and registration-directed clinical trials across our multiple sclerosis and oncology programs, including ULTIMATE I and II and related extension studies, utilize international clinical research sites. We work with what we believe are reputable CROs and clinical research sites in conducting our studies internationally. Nevertheless, there can be heightened challenges to monitoring and oversight of global clinical trials and sponsors are subject to the risk that fraud, misconduct, incompetence, unexpected patient variability and other issues affecting the reliability, quality, and outcome of studies. The geographic variability of the COVID-19 pandemic also introduces increased risk in the conduct of clinical research in certain countries and territories where vaccination rates and available standard of care anti-viral therapy varies significantly. Such problems, if they were to occur, could negatively impact trial results, and depending on the circumstances and scope of concerns could potentially even prevent a trial from being useful or acceptable for regulatory approval. If such events were to occur with respect to any of our trials (and in particular with respect to registration-directed studies), they would have a substantial negative impact on our business.

In addition, our clinical studies with sites outside the United States may be adversely impacted by international conflict. For example, in February 2022, Russia initiated a full-scale military invasion of Ukraine. In one or both countries, as well as neighboring countries that may be impacted by this conflict (e.g. Poland, Slovakia, Belarus, Georgia), we have clinical trial sites for our RMS and/or oncology programs. While no clinical trials are actively enrolling patients in these territories, there are a number of trial subjects in long-term treatment and follow-up. The political and physical conditions in Russia and Ukraine have disrupted our ability to supply investigational drug product to impacted sites; impacted patients’ ability to partake in our clinical trials and our ability to gather data on those patients, including long-term follow-up data; and resulted in suspension of clinical trial activities at impacted sites. While we do not believe this conflict will have a material impact on our current regulatory submission for approval of ublituximab in RMS or our overall business, given the rapidly evolving situation and the potential to expand beyond Ukraine and Russia, the full impact of the conflict remains uncertain.

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

In addition, the COVID-19 pandemic could impact commercialization of ublituximab in RMS. Patients and healthcare providers have raised concerns that immunosuppressive products like anti-CD20 antibodies and other B-cell targeted agents may increase the risk of acquiring COVID-19 or lead to more severe complications or outcomes upon infection, including death. These concerns may impact the commercial potential for ublituximab and other immunosuppressive products that we have in development. The length of time and full extent to which the COVID-19 pandemic directly or indirectly impacts our commercialization efforts depends on future developments that are highly uncertain, subject to change and are difficult to predict. For a discussion of additional pandemic-related risks to our business, see below under the heading “Risks Related to the COVID-19 Pandemic.”

If we are unable to expand our commercialization operations, we may not be successful in commercializing ublituximab or any other product candidate if and when they are approved, and we may not be able to generate any revenue.

We have made and continue to make significant investments in our commercial organization and infrastructure. We built processes and systems to support the commercialization of UKONIQ in the U.S. Although we recently withdrew UKONIQ from sale, we are using and expanding upon many of those systems and processes to prepare for the potential commercial launch of ublituximab in RMS prior to knowing whether or when FDA will approve the application. It is possible that FDA approval will be delayed or not received at all. A significant delay in regulatory approval will cause us to incur delays that may impede or significantly delay our ability to generate revenue while incurring significant expenses, which would have a material adverse effect on the Company.

There are risks involved with establishing our own commercialization capabilities. For example, recruiting and training a commercialization team is both expensive and time-consuming, and could potentially delay any drug launch. If the commercial launch of a product candidate for which we establish commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our commercialization personnel. For example, we developed commercialization capabilities to support the launch of UKONIQ in February 2021 and prepared for the potential launch of U2 in CLL and SLL following the PDUFA goal date in June 2022. As a result of the decision to withdraw the BLA and sNDA for U2 in CLL and SLL and withdraw UKONIQ from sale in the U.S., we have had to dismantle or reposition our oncology commercialization team and have lost much of the investment in personnel, oncology market research, and educational materials and programs.

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

Any of our product candidates for which we in the future obtain approval, may, after approval, be found to cause undesirable side effects that could result in significant negative consequences following commercialization.

As any future approved products are used more widely or for a longer duration after being brought to market, data may emerge from clinical studies, including confirmatory or other post-marketing studies, or from adverse event reporting, that may affect the commercial potential of our products. For example, as additional patients are exposed for longer durations to a product in the commercial and clinical settings, it is unknown whether greater frequency and/or severity of adverse events are likely to occur or whether an acceptable safety and tolerability profile will continue to be demonstrated. If we or others identify unexpected side effects, caused by our product candidates following introduction into the market, a number of potentially significant negative consequences could result, including:

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and an even greater risk in connection with the commercialization of any products for which we may receive marketing authorization in the future. If we cannot successfully defend ourselves against claims that any of our products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any products that we may commercialize;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigation, including the risk that any individuals who may face such related litigation may in turn seek to recover from us;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue; and
●	the inability to commercialize any product candidates that we may develop.

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

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in January 2012. To date, our operations have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking pre-clinical studies and clinical trials, commercializing UKONIQ (which received FDA approval in February 2021 and which we recently withdrew from sale), and preparing for potential commercialization of ublituximab. We are transitioning from a company with a research and development focus and commercialization capabilities in oncology to a company capable of supporting commercial activities in neurology in the U.S. and outside the U.S. This transition involves a wide variety of risks, and we may not be successful in such transition.

Since inception, we have focused our efforts and financial resources on clinical trials, manufacturing of our drug candidates, and preparing to support a commercial product. To date, we have financed our operations primarily through public offerings of our common stock and debt financing. Since inception, we have incurred significant operating losses. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. Due to our voluntary withdrawal of UKONIQ from sale, we have no marketed products. We expect to continue to incur significant research and development expenses and we expect to continue to incur significant commercialization and outsourced-manufacturing expenses as we plan for the possible commercialization of ublituximab in RMS. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate substantial revenue.

 We have not generated any significant revenue from sales of any of our products. It is uncertain when and if we will generate any significant revenue from the sale of any product candidates, if approved, in the future. Furthermore, if approved, no assurance can be given that we will meet revenue projections or guidance. To obtain significant and sustained revenues and meet our revenue projections or guidance, we must succeed, either alone or with others, in (i) obtaining regulatory approval for our product candidates, including ublituximab in RMS; and (ii) manufacturing and marketing our products and product candidates. Accordingly, we do not expect to generate revenues unless and until we obtain marketing approval of ublituximab in RMS or any other product candidate. Our ability to generate sustained revenue depends on a number of factors, including, but not limited to, our ability to:

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

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than funds already borrowed under the loan and security agreement that we entered into with Hercules in February 2019, and which was expanded in December 2021 (see Note 6 to our consolidated financial statements for more information). To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. We may also seek funds through collaborations, strategic alliances or licensing arrangements with third parties at a time that is not desirable to us and we may be required to relinquish valuable rights to some intellectual property, future revenue streams, research programs or drug candidates or to grant licenses on terms that may not be favorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, which could limit our ability to expand our business operations and could harm our overall business prospects. See our risk factors below under the heading “Risks Related to Our Indebtedness.”

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

Additionally, we use CROs to assist in the conduct of our current clinical trials and expect to use such services for future clinical trials and we rely upon medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and appropriate regulations. Our current and future CROs, investigators and other third parties play a significant role in the conduct of our trials and the subsequent collection and analysis of data from the clinical trials. There is no guarantee that any CROs, investigators and other third parties will devote adequate time and resources to our clinical trials or perform as contractually required. If any third parties upon whom we rely for administration and conduct of our clinical trials fail to meet expected deadlines, fail to adhere to its clinical protocols or otherwise perform in a substandard manner, our clinical trials may be extended, delayed or terminated, and we may not be able to commercialize our product candidates. In addition to the third parties identified above, we are also heavily reliant on the conduct of our patients enrolled to our studies by our third-party investigators. We rely on our clinical trial sites and investigators to properly identify and screen eligible candidates for our clinical trials, and for them to ensure participants adhere to our clinical protocol requirements. The majority of our clinical trial conduct occurs in the outpatient setting, where patients are expected to continue to adhere to our study protocol specified requirements. The ability of our enrolled patients to properly identify, document, and report adverse events; take protocol specified study drugs at the correct quantity, time, and setting, as applicable; avoid contraindicated medications; and comply with other protocol specified procedures such as returning to the trial site for scheduled laboratory and disease assessments, is wholly out of our control. Deviations from protocol procedures, such as those identified previously, could materially affect the quality of our clinical trial data, and therefore ultimately affect our ability to develop and commercialize our drug candidates. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. If any of our clinical trial sites is required by the FDA or IRB to close down due to data management or patient management or any other issues, we may lose clinical trial subjects.

Whether conducted through a CRO or through our internal staff, we are solely responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or other enforcement actions that may include civil penalties or criminal prosecution. We and our CROs are required to comply with regulations, including GCP guidelines for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drug candidates in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, clinical investigators, CROs, institutional review boards, and non-clinical laboratories. If we, our CROs, our investigators or other third parties fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our current or future clinical trials comply with GCPs. In addition, our clinical trials must be conducted with drug candidates produced under cGMP regulations. Our failure or the failure of our CROs or CMOs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action. We also are required to register most ongoing clinical trials and post the results of completed clinical trials on government-sponsored databases, e.g., ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

These risks and uncertainties include the following:

●	the patent applications that we or our licensors file may not result in any patents being issued;
●	patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked or circumvented, or otherwise may not provide any competitive advantage;
●	as of March 16, 2013, the United States converted from a first to invent to a first to file system. If we do not win the filing race, we will not be entitled to inventive priority;
●	our competitors, many of which have substantially greater resources than we do, and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to file new patent applications or make, use, and sell our potential products either in the United States or in international markets;
●	there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns; and
●	countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products.

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

As of August 5, 2022, we had 173 full-time employees. Our management and medical, commercial, and scientific personnel, systems and facilities currently in place, which were largely designed to support research and development and commercialization in oncology, may not be adequate to support our anticipated future growth, particularly in MS. To manage our anticipated future growth and focus in neurology and immunology, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these activities. Due to our limited resources, we may not be able to effectively manage the expansion and shift of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage our transition to a strategy primarily focused on neurology and immunology, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and changes to our business.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ownership change (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2021, we had federal net operating loss carryforwards of approximately $1.3 billion, and our ability to utilize those net operating loss carryforwards could be limited by an ownership change as described above, which could result in increased tax liability to us. In addition, pursuant to the Tax Act, we may not use net operating loss carry-forwards to reduce our taxable income in any year by more than 80%, and we may not carry back any net operating losses to prior years. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed by President Trump. Certain provisions of the CARES Act alter the rules regarding net-operating losses for such losses arising in 2018, 2019 and 2020. Such losses may be carried back for five years. We cannot assure you, however, of our ability to utilize these favorable offset rules within the applicable time period. These rules apply regardless of the occurrence of an ownership change.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Key national economies, including the United States, have been affected from time to time by economic downturns or recessions, supply chain constraints, rising inflation, restricted credit, poor liquidity, reduced corporate profitability, debt, equity and foreign exchange market volatility, bankruptcies, rising interest rates, and overall uncertainty with respect to the economy. Increasing interest rates in the United States to respond to inflationary pressures and market volatility could negatively impact our results of operations and financial condition. In addition, increased interest rates or a general economic downturn or recession could reduce our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, supply disruptions or international trade disputes could also strain our third-party suppliers, possibly resulting in supply disruption.

Furthermore, the COVID-19 pandemic has caused extreme volatility and disruptions in the capital and credit markets. Likewise, the capital and credit markets may be adversely affected by the recent conflict between Russia and Ukraine, the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our drug candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services.

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

In addition, we may encounter delays in our clinical development program. The majority of our clinical trials involve patients with multiple sclerosis who may be at higher risk of infection.  These patients are thus more likely to be subject to travel restrictions and self-quarantining and may be more likely to withdraw from our clinical trials or unable to complete study assessments, which may affect our ability to meet our projected timelines. Further, patients and healthcare providers have raised concerns that B-cell targeted agents, like anti-CD20 antibodies, may increase the risk of acquiring COVID-19 or lead to more severe complications or outcomes upon infection, including death, which could have a material adverse affect on  ublituximab and our other B-cell targeted candidate by negatively impacting:

●	the results of clinical trials;
●	the regulatory review and approval;
●	the labeling, if approved, including restrictions on use or other warnings, or
●	their acceptance among patients, healthcare providers, and payors, if approved.

The pandemic also may adversely affect our ability to complete ongoing clinical trials or conduct new trials. Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect our clinical trial programs, as well as adversely impact our business generally, include:

●	delays or difficulties in clinical site initiation, including difficulties in recruiting and retaining clinical sites, impacts on compliance with clinical study protocols, delays enrolling patients in our clinical trials, decreased enrollment in our clinical trials or increased rates of patients withdrawing from our clinical trials following enrollment, in each case, as a result of patients contracting COVID-19, being forced to quarantine, experiencing reluctance to seek medical attention in a healthcare facility setting, or otherwise not being able or willing to complete study assessments, particularly for older patients or others with a higher risk of contracting COVID-19;
●	impacts to clinical results, including an increased number of observed adverse events, as a result of participants enrolled in our clinical trials contracting COVID-19;
●	prioritization by healthcare providers, facilities, lawmakers, and regulators of COVID-19-related healthcare needs or, when the pandemic subsides, to address the potential backlog of patients who have deferred medical procedures during the pendency of the pandemic, which may reduce availability of professionals and resources for clinical trials in other disease areas;
●	limitations on travel, including limitations on domestic and international travel, and government-imposed quarantines or restrictions imposed by key third parties that could interrupt key trial activities, such as clinical trial site initiations and monitoring, which could impact the reliability or integrity of subject data and clinical study endpoints;
●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages or interruption in global shipping that may affect the transport of clinical trial materials;
●	disruptions and delays caused by potential workplace, laboratory, and office closures, an increased reliance on employees working from home across the healthcare system, and staffing shortages;
●	disruptions in or delays to regulatory reviews, responses, inspections, or other regulatory activities, including review of marketing applications and approvals of protocol changes or amendments to SPAs, as a result of the spread of COVID-19 affecting the operations of the FDA or other regulatory authorities;
●	changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether; and
●	negative effects on the quality, completeness, integrity, interpretability, and cost of our clinical study data.

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

We will continue to monitor the potential impact of COVID-19 on our business; however, the full extent to which the COVID-19 pandemic may directly or indirectly impact the progress of our current and planned trials will depend on future developments that are uncertain and cannot be accurately predicted.

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

The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include:

●	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;
●	delay or failure in initiating, completing or analyzing nonclinical or clinical trials or the unsatisfactory design or results of these trials;
●	achievement or rejection of regulatory approvals by us or our competitors;
●	any delay in our regulatory review for ublituximab or any other product candidate we may develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation a change to the projected approval date, scheduling of an advisory committee meeting or issuance of a “refusal to file” letter;
●	announcements of technological innovations or new commercial products by our competitors or us;
●	developments concerning proprietary rights, including patents;
●	developments concerning our collaborations;
●	regulatory developments in the United States and foreign countries;
●	economic or other crises and other external factors such as the disruptions in the global economy caused by the COVID-19 pandemic and the conflict between Russia and Ukraine;
●	period-to-period fluctuations in our revenues and other results of operations;
●	failure to meet our revenue projections or guidance;
●	changes in financial estimates by securities analysts; and
●	sales of our common stock by us.

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

As a public company, we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, and the rules of any stock exchange on which we are listed. These rules impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and appropriate corporate governance practices. Our team has devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on our Board committees, or as executive officers.

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

In the past, securities class action and shareholder derivative litigation has often been brought against a company following periods of volatility in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. Past lawsuits, the Class Action Lawsuit, and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend, and resolve, and will divert our management’s attention and financial and other resources. The outcome of litigation, including the Class Action Lawsuit, is necessarily uncertain, and we could be forced to expend significant resources in the defense of these and other suits in which we may not prevail. Any litigation to which we are a party, including the Class Action Lawsuit, may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.

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

Following Russia’s actions, various countries, including the U.S., Canada, the United Kingdom, Germany and France, as well as the European Union, issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, officials, and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (SWIFT) electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The current sanctions (and potential further sanctions in response to continued Russian military activity) and other actions may have adverse effects on regional and global economic markets, and may result in increased volatility in the price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS OF SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2022.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2022.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2022.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2022.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: August 9, 2022	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer