Form 10-Q
period 2022-09-30
TG THERAPEUTICS, INC.
filed 2022-11-09
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☒

There were 145,341,967 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 4, 2022.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2022

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

Risks Related to Drug Development and Regulatory Approval

●	If we are unable to obtain regulatory approval for our product candidates and ultimately cannot commercialize one or more of them, or experience significant delays in doing so, our business will be materially harmed.
●	Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or significantly limit their commercial profile following marketing approval, if any.
●	Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be impacted, as more patient data or additional endpoints are analyzed.
●	Any product candidates we may advance through clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays, or prevent the receipt of the required approvals.

Risks Related to Commercialization

●	We cannot predict when or if we will obtain regulatory approval to commercialize our product candidates, including ublituximab in RMS.
●	We have limited experience operating as a commercial company, and, as a result, the marketing and sale of ublituximab in RMS, if approved, may be less successful than anticipated.
●	If any of our future product candidates receive approval but do not achieve broad market acceptance among physicians, patients, payors, and the medical community, the revenues that we generate from product sales will be limited.
●	If the market opportunities for any products for which we may receive approval, including ublituximab in RMS, are smaller than we estimate or if any approval that we obtain is based on a narrower patient population or the labeling includes warnings or limitations that are not acceptable to patients or healthcare providers, our revenue will be adversely affected.
●	We face substantial competition for treatments for our target indications, which may result in others commercializing drugs before or more successfully than we do, resulting in the reduction or elimination of our commercial opportunity.
●	If we are unable to establish additional commercial capabilities and infrastructure to support a potential launch in RMS or expansion into geographies outside the U.S., we may be unable to generate sufficient revenue to sustain our business.
●	Product liability lawsuits could cause us to incur substantial liabilities and limit product commercialization.

Risks Related to our Financial Position and Need for Additional Capital

●	We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.
●	We will need to raise substantial additional funding. If we are unable to raise capital when needed, we will be forced to delay, reduce, or eliminate some of our drug development programs or commercialization efforts.
●	Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

Risks Related to Governmental Regulation of the Pharmaceutical Industry

●	We are subject to extensive regulation, including new legislative and regulatory proposals, that may increase our compliance costs and adversely affect our ability to market our products, obtain collaborators and raise capital.
●	If we fail to comply with various healthcare laws and regulations, we may incur losses or be subject to liability.
●	If we fail to comply with regulatory requirements, any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties.

Risks Related to our Dependence on Third Parties

●	If the third parties on which we rely to conduct our clinical trials and generate clinical, preclinical, and other data necessary to support our regulatory applications do not perform their services as required, we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.
●	Our reliance on third parties for commercial and clinical supply of our products and product candidates increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
●	Because we have in-licensed our products and product candidates from third parties, any dispute with or non-performance by our licensors will adversely affect our ability to develop and commercialize the applicable product.

Risks Related to Intellectual Property

●	Our success depends upon our ability to obtain and protect our intellectual property, and if the scope of our patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.
●	Our patent protection could be reduced or eliminated for non-compliance with various procedural and other requirements imposed by governmental patent agencies.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
●	If we or our partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.
●	If we are unable to protect the confidentiality of our trade secrets, our business may be significantly harmed.

Risks Related to COVID-19

●	Public health issues, and specifically the pandemic caused by COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.
●	Patients and healthcare providers have raised concerns that immunosuppressive products, like anti-CD20 antibodies and other B-cell targeted agents, may increase the risk of acquiring COVID-19 or lead to more severe complications upon infection. These concerns may impact the commercial potential for ublituximab and other immunosuppressive products that we have in development.

General Risk Factors

●	We will need to develop and expand our business, and we may encounter difficulties in managing this development and expansion.
●	Our ability to continue our clinical development and commercialization activities will depend on our ability to attract and maintain key management and other personnel.
●	Certain of our executive officers, directors and other stockholders own more than 5% of our outstanding common stock and may be able to influence our management and the outcome of matters submitted to shareholders for approval.
●	Certain anti-takeover provisions in our charter documents and Delaware law could make a third-party acquisition more difficult, which could limit the price investors might be willing to pay for our common stock.
●	Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit and could subject us to securities and shareholder derivative litigation.

The foregoing is only a summary of some of our risks. These and other risks are discussed more fully in the section entitled “Risk Factors” in Part II, Item IA and elsewhere in this Quarterly Report on Form 10-Q (our Risk Factors).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$109,860	$298,887
Short-term investment securities	66,082	15,876
Accounts receivable, net	—	1,389
Prepaid research and development	4,026	11,929
Other current assets	2,954	2,884
Total current assets	182,922	330,965
Restricted cash	1,269	1,264
Long-term investment securities	21,766	35,533
Right of use assets	9,079	8,629
Leasehold interest, net	1,680	1,839
Equipment, net	376	600
Goodwill	799	799
Total assets	$217,891	$379,629

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$29,726	$51,294
Other current liabilities	807	1,512
Loan payable – current portion	—	975
Lease liability – current portion	1,616	1,437
Accrued compensation	4,298	10,166
Total current liabilities	36,447	65,384
Deferred revenue, net of current portion	343	457
Loan payable – non-current	70,038	66,788
Lease liability – non-current	10,582	9,847
Total liabilities	117,410	142,476
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share (175,000,000 shares authorized, 145,399,144 and 143,292,043 shares issued, 145,357,835 and 143,250,734 shares outstanding at September 30, 2022 and December 31, 2021, respectively)	145	143
Additional paid-in capital	1,574,609	1,565,942
Treasury stock, at cost, 41,309 shares at September 30, 2022 and December 31, 2021	(234)	(234)
Accumulated deficit	(1,474,039)	(1,328,698)
Total stockholders’ equity	100,481	237,153
Total liabilities and stockholders’ equity	$217,891	$379,629

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Product revenue, net	$56	$1,992	$2,591	$4,254
License revenue	38	38	114	114
Total revenue	$94	$2,030	$2,705	$4,368

Costs and expenses:
Cost of product revenue	2	292	262	580
Research and development:
Noncash compensation	3,249	4,534	7,471	19,061
Other research and development	17,552	47,433	88,246	140,872
Total research and development	20,801	51,967	95,717	159,933

Selling, general and administrative:
Noncash compensation	3,740	9,463	663	27,857
Other selling, general and administrative	10,514	25,436	46,840	67,821
Total selling, general and administrative	14,254	34,899	47,503	95,678

Total costs and expenses	35,057	87,158	143,482	256,191

Operating loss	(34,963)	(85,128)	(140,777)	(251,823)

Other expense (income):
Interest expense	1,648	1,038	7,329	4,559
Other income	(793)	(529)	(2,765)	(1,619)
Total other expense (income), net	855	509	4,564	2,940

Net loss	$(35,818)	$(85,637)	$(145,341)	$(254,763)

Basic and diluted net loss per common share	$(0.26)	$(0.65)	$(1.08)	$(1.93)

Weighted-average shares used in computing basic and diluted net loss per common share	135,327,035	132,353,119	134,839,207	132,109,912

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2021	140,617,606	$141	$1,500,040	41,309	$(234)	$(980,597)	$519,350
Issuance of common stock in connection with exercise of options	31,245	*	128	—	—	—	128
Issuance of restricted stock	893,488	1	(1)	—	—	—	—
Forfeiture of restricted stock	(21,643)	*	*	—	—	—	—
Offering costs paid	—	—	(183)	—	—	—	(183)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	16,618	—	—	—	16,618
Net loss	—	—	—	—	—	(90,628)	(90,628)
Balance at March 31, 2021	141,520,696	142	1,516,602	41,309	(234)	(1,071,225)	445,285
Issuance of common stock in connection with exercise of options	9,364	*	38	—	—	—	38
Issuance of restricted stock	1,356,151	1	(1)	—	—	—	—
Forfeiture of restricted stock	(12,416)	*	*	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	16,304	—	—	—	16,304
Net loss	—	—	—	—	—	(78,497)	(78,497)
Balance at June 30, 2021	142,873,795	143	1,532,943	41,309	(234)	(1,149,722)	383,130
Issuance of common stock in connection with exercise of options	12,085		50	—	—	—	50
Issuance of restricted stock	214,223	*	*	—	—	—	—
Forfeiture of restricted stock	(115,655)	*	*	—	—	—	—
Offering costs paid	—	—	(22)	—	—	—	(22)
Compensation in respect of restricted stock and options granted to employees, directors and consultants	—	—	13,996	—	—	—	13,996
Net loss	—	—	—	—	—	(85,637)	(85,637)
Balance at September 30, 2021	142,984,448	$143	$1,546,967	41,309	$(234)	$(1,235,359)	$311,517

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2022	143,292,043	$143	$1,565,942	41,309	$(234)	$(1,328,698)	$237,153
Issuance of common stock in connection with exercise of options	30,411	*	125	—	—	—	125
Issuance of restricted stock	1,852,626	2	(2)	—	—	—	—
Forfeiture of restricted stock	(591,746)	*	*	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	2,121	—	—	—	2,121
Net loss	—	—	—	—	—	(69,013)	(69,013)
Balance at March 31, 2022	144,583,334	145	1,568,186	41,309	(234)	(1,397,711)	170,386
Issuance of common stock in connection with exercise of options	33,044	*	135	—	—	—	135
Issuance of restricted stock	1,830,320	2	(2)	—	—	—	—
Forfeiture of restricted stock	(1,248,640)	(2)	1	—	—	—	(1)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	(975)	—	—	—	(975)
Net loss	—	—	—	—	—	(40,510)	(40,510)
Balance at June 30, 2022	145,198,058	145	1,567,345	41,309	(234)	(1,438,221)	129,035
Issuance of common stock in connection with exercise of options	67,152	*	275	—	—	—	275
Issuance of restricted stock	368,660	1	—	—	—	—	1
Forfeiture of restricted stock	(234,726)	(1)	—	—	—	—	(1)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	6,989	—	—	—	6,989
Net loss	—	—	—	—	—	(35,818)	(35,818)
Balance at September 30, 2022	145,399,144	145	1,574,609	41,309	(234)	(1,474,039)	100,481

*Amount less than one thousand dollars

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(145,341)	$(254,763)
Adjustments to reconcile net loss to net cash used in operating activities:		—
Noncash stock compensation expense	8,134	46,918
Depreciation and amortization	230	202
Amortization of premium (discount) on investment securities	(172)	421
Amortization of debt issuance costs	1,383	694
Amortization of leasehold interest	159	159
Noncash change in lease liability and right of use asset	2,205	1,422
Change in fair value of notes payable	(241)	(315)
Changes in assets and liabilities:		—
Decrease (increase) in other current assets	7,842	(7,255)
Decrease (increase) in accounts receivable	1,389	(1,384)
(Decrease) increase in accounts payable and accrued expenses	(27,436)	12,090
Decrease in lease liabilities	(1,741)	(1,507)
Increase (decrease) in other current liabilities	1,403	(5,293)
Decrease in deferred revenue	(114)	(114)
Net cash used in operating activities	(152,300)	(208,725)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term securities	67,005	40,000
Investment in held-to-maturity securities	(103,276)	(43,299)
Purchases of PPE	(11)	(321)
Net cash used in investing activities	(36,282)	(3,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan payable	(975)	(14,590)
Proceeds from exercise of options	535	216
Offering costs paid	—	(204)
Net cash used in financing activities	(440)	(14,578)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(189,022)	(226,923)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	300,151	554,698

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$111,129	$327,775

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$109,860	$326,512
Restricted cash	1,269	1,263
Total cash, cash equivalents and restricted cash	$111,129	$327,775

Cash paid for:
Interest	$3,908	$2,698

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021. The accompanying condensed December 31, 2021 balance sheet has been derived from these statements. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Liquidity and Capital Resources

We have incurred operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of September 30, 2022, we have an accumulated deficit of $1.5 billion.

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

As of September 30, 2022, we had $197.7 million in cash and cash equivalents, and investment securities. Based on our available cash resources and cash flow projections as of the date the consolidated financial statements were available for issuance, we believe that our cash and cash equivalents, and investment securities as of September 30, 2022 will provide sufficient liquidity for more than a twelve-month period from the date of filing of this Quarterly Report on Form 10-Q.

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

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our 2021 Annual Report on Form 10-K, except updated herein or as it relates to the adoption of new accounting standards during the nine months ended September 30, 2022. Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Net Loss Per Common Share

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The cumulative amounts of potentially dilutive securities excluded from the calculation were 16,337,769 securities and 13,126,038 securities for the nine months ended September 30, 2022 and 2021, respectively.

The following table summarizes our potentially dilutive securities at September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021
Unvested restricted stock	10,901,797	10,492,731
Options	5,153,737	2,467,537
Warrants	262,100	147,058
Shares issuable upon note conversion	20,135	18,712
Total	16,337,769	13,126,038

NOTE 2 REVENUE RECOGNITION

Gross-to-Net Sales Adjustments

To date, our only source of product revenue has been from the U.S. sales of UKONIQ, which we began shipping to our customers in February 2021. On April 15, 2022, we announced our voluntary withdrawal of UKONIQ from sale. Furthermore, on May 27, 2022, the Food and Drug Administration (FDA) issued a notice in the Federal Register officially withdrawing approval of the New Drug Application (NDA) for UKONIQ, effective May 31, 2022. This notice required stopping all distribution of UKONIQ and the return of all remaining inventory from the Company’s customers as soon as possible. We record our best estimate for sales discounts and allowances to which customers are likely to be entitled. The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows for the three and nine months ended September 30, 2022 and 2021:

(in thousands)	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Gross product revenue	$-	$2,528	$4,119	$5,167
Gross-to-net adjustments:
Chargebacks and administrative fees	(4)	(292)	(376)	(487)
Trade discounts and allowances	7	(128)	(182)	(222)
Government rebates and co-payment assistance	3	(103)	(279)	(179)
Sales returns and allowances	50	(13)	(691)	(25)
Total gross-to-net adjustments(1)	$56	$(536)	$(1,528)	$(913)
Net product revenue	$56	$1,992	$2,591	$4,254

(1) As of September 30, 2022 approximately $0.3 million of estimated gross-to-net accruals have been recorded as a reduction of accounts receivable, net and within accounts payable and accrued expenses on the condensed consolidated balance sheets.

NOTE 3 INVESTMENT SECURITIES

Our investments as of September 30, 2022 and December 31, 2021 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between October 2022 and September 2023) (held-to-maturity)	$66,082	$	$924	$65,158

Long-term investments:
Obligations of domestic governmental agencies (maturing between October 2023 and February 2024) (held-to-maturity)	21,766		824	20,942
Total short-term and long-term investment securities	$87,848	$—	$1,748	$86,100

	December 31, 2021
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated fair
	adjusted	holding gains	holding losses	value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2022 and April 2022) (held-to-maturity)	$15,876	$—	$4	$15,872

Long-term investments:
Obligations of domestic governmental agencies (maturing between February 2023 and June 2023) (held-to-maturity)	35,533		160	35,373
Total short-term and long-term investment securities	$51,409	$—	$164	$51,245

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

As of September 30, 2022 and December 31, 2021, the fair values of cash and cash equivalents, restricted cash, accounts receivable, and loan and interest payable approximate their carrying value.

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

We have no Level 1 or Level 2 instruments. Our Level 3 instrument amounts represent the fair value of the 5% Notes and related accrued interest. The following table summarizes the changes in Level 3 instruments during the nine months ended September 30, 2022:

(in thousands)
Balance at December 31, 2021	360
Interest accrued on face value of 5% Notes	802
Change in fair value of Level 3 liabilities	(1,043)
Balance at September 30, 2022	$119

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

On September 2, 2022, we filed an automatic “shelf registration” statement on Form S-3 (the 2022 WKSI Shelf) as a “well-known seasoned issuer” as defined in Rule 405 under the Securities Act, which registered an unlimited and indeterminate amount of debt or equity securities for future issuance and sale. The 2022 WKSI Shelf was declared effective in September 2022. In connection with the 2022 WKSI Shelf, we entered into an At-the-Market Issuance Sales Agreement (the 2022 ATM) with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (each a 2022 Agent and collectively, the 2022 Agents), relating to the sale of shares of our common stock. Under the 2022 ATM, we will pay the 2022 Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. The 2022 ATM has replaced the 2021 ATM as the only active ATM program.

We had no activity on the 2021 ATM or 2022 ATM during the nine months ended September 30, 2022 and 2021.

The 2022 WKSI Shelf is currently our only active shelf-registration statement. We may offer any combination of the securities registered under the 2022 WKSI Shelf from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We may need to file additional shelf-registration statements in the future to provide us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

The TG Therapeutics, Inc. 2022 Incentive Plan (the 2022 Incentive Plan) was approved by stockholders in June 2022 with 17 million shares available to be issued, of which not more than 10 million shares may be issued pursuant to “full-value awards.” Full-value awards include any award other than an option or stock appreciation right and which is settled by the issuance of stock. As of September 30, 2022, 1,343,420 shares of restricted stock and 2,290,000 options were outstanding and up to an additional 13,366,580 shares were available to be issued under the 2022 Incentive Plan.

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the 2012 Incentive Plan) was approved by stockholders in June 2020. As of September 30, 2022, 10,083,409 shares of restricted stock and 2,863,737 options were outstanding, and no additional shares were available to be issued under the 2012 Incentive Plan as the 2022 Incentive Plan is now the only active incentive plan.

Stock-based compensation expense included in the condensed consolidated statements of operations was $7.0 million and $14.0 million for the three months ended September 30, 2022 and 2021, respectively, and $8.1 million and $46.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Stock Options and Restricted Stock

The following table summarizes the activity for stock options and restricted stock for the nine months ended September 30, 2022:

	Stock Options	Restricted Stock
Equity awards outstanding, beginning of year	2,467,537	12,032,040
Changes during the year:
Granted	2,975,000	4,051,606
Exercised or vested	(130,607)	(2,581,705)
Expired or Forfeited	(158,193)	(2,075,112)
Equity awards outstanding, end of period	5,153,737	11,426,829

As of September 30, 2022, total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized were as follows:

(in thousands)	Stock Options	Restricted Stock
Unrecognized compensation cost	$9,034	$28,086
Expected weighted-average period in years of compensation cost to be recognized	3.5	2.3

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

On December 30, 2021 (the First Amendment Closing Date), the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Hercules Capital, Inc. The Amended Loan Agreement amended the terms of the Loan Agreement to, among other things, (i) increase the aggregate principal amount of the loan, available at the Company’s option, from $60.0 million to $200.0 million (the Amended Term Loan), (ii) issue a first advance of $70.0 million drawn at the First Amendment Closing Date, a portion of which was used to refinance the current outstanding loan balance of approximately $7.8 million and pay for expenses incurred by the Lender in executing the agreements, (iii) change the draw amounts and dates available in subsequent tranches, (iv) extend the maturity date of the facility from the original March 1, 2022 to January 1, 2026, (v) reset and extend the interest only period from April 1, 2021 to February 1, 2025 and extendable to August 1, 2025 subject to the achievement of certain performance milestones, and (vi) modify the cash interest rate to be the greater of either (a) the “prime rate” as reported in The Wall Street Journal plus 2.15%, and (b) 5.40%. In addition to the cash interest rate, the principal balance will accrue paid-in-kind interest at a rate of 3.45%, which amount will be capitalized and added to the outstanding principal balance of the Amended Term Loan and payable at the maturity date of the Amended Loan Agreement. The performance milestones are based on achievement of certain U.S. Food and Drug Administration approvals and impact the potential extension of the interest only period, access to future advances under the Loan Agreement and minimum cash levels required under the Amended Loan Agreement.

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

The Company incurred financing expenses of $7.4 million (including the fair value of the Warrant) related to the Amended Loan Agreement which are recorded as debt issuance costs and as an offset to loan payable on the Company’s consolidated balance sheet. The debt issuance costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and will be included in interest expense in the Company’s consolidated statements of operations. Amortization of debt issuance costs was $0.5 million and $0.3 million for the three months ended September 30, 2022, and 2021, respectively and $1.4 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, the remaining unamortized balance of debt issuance costs was $6.0 million.

The loan payable as of September 30, 2022 and December 31, 2021, is as follows:

	September 30,	December 31,
(in thousands)	2022	2021
Loan payable	$70,000	$70,000
Add: Accreted Liability of final payment fee	6,031	5,140
	76,031	75,140
Less: unamortized debt issuance costs	(5,993)	(7,377)
	70,038	67,763
Less: principal payments	—	—
Total loan payable	70,038	67,763
Less: current portion	—	(975)
Loan payable non-current	$70,038	$66,788

NOTE 7 LEASES

In October 2014, we entered into an agreement (the Office Agreement) with Fortress Biotech, Inc. (FBIO) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.8 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. Also in connection with this lease, we have pledged $1.3 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying condensed consolidated balance sheets.

In October 2019, we finalized a five-year lease for office space in New Jersey (the NJ Lease). We approximate an average annual rental obligation of $0.3 million under the NJ Lease. We took possession of this space in October 2019, with rental payments beginning in November 2019. We incurred rent expense of $0.2 million for the nine months ended September 30, 2022.

In October 2021, we finalized a five-year lease for office space in North Carolina (the NC Lease). We approximate an average annual rental obligation of $0.2 million under the NC Lease. We took possession of this space in February 2022, with rental payments beginning in April 2022. We incurred rent expense of $0.1 million for the nine months ended September 30, 2022.

At January 1, 2019, we recognized a lease liability and corresponding Right-of-Use (ROU) asset of $9.5 million and $8.1 million, respectively, based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. The present values of our lease liability and corresponding ROU asset are $12.2 million and $9.1 million, respectively, as of September 30, 2022. Our leases have remaining lease terms of 2 years to 10 years. One lease has a renewal option to extend the lease for an additional term of two years. The following components of lease expense are included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$1,062	$532	$2,100	$1,595
Net lease cost	$1,062	$532	$2,100	$1,595

As of September 30, 2022, the weighted-average remaining operating lease term was 6.63 years and the weighted-average discount rate for operating leases was 9.97%. Cash paid for amounts included in the measurement of operating lease liabilities during the nine months ended September 30, 2022 was $1.7 million. The balance sheet classification of lease liabilities was as follows:

	September 30,	December 31,
(in thousands)	2022	2021
Liabilities
Lease liability current portion	$1,616	$1,437
Lease liability non-current	10,582	9,847
Total lease liability	$12,198	$11,284

As of September 30, 2022, the maturities of lease liabilities were as follows:

Operating
(in thousands)	leases
Remainder of 2022	$591
2023	2,375
2024	2,388
2025	2,100
2026	2,080
After 2027	8,436
Total lease payments	17,970
Less: interest	(5,772)
Present value of lease liabilities(*)	$12,198
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

NOTE 8 LICENSE AGREEMENTS

TG-1101 (Ublituximab)

In January 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the LFB License Agreement). Under the terms of the LFB License Agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. As of September 30, 2022, we have incurred approximately $13.0 million in expense related to the achievement of certain milestones of the LFB License Agreement.

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended September 30, 2022 and 2021, and approximately $114,000 for each of the nine months ended September 30, 2022 and 2021. At September 30, 2022 and December 31, 2021, we have deferred revenue of approximately $0.5 million and $0.6 million, respectively, associated with this $2 million payment (approximately $0.2 million of which has been classified in current liabilities at September 30, 2022 and December 31, 2021).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of ublituximab in the sublicense territory.

TGR-1202 (Umbralisib or UKONIQ)

In September 2014, we exercised our option to license the global rights to umbralisib, thereby entering into an exclusive licensing agreement (the Umbralisib License) with Rhizen Pharmaceuticals, SA (Rhizen) for the development and commercialization of umbralisib. Prior to this, we had been jointly developing umbralisib in a 50:50 joint venture with Rhizen. As of September 30, 2022, we have incurred approximately $24.0 million in expense related to the achievement of certain milestones of the Umbralisib License.

Rhizen will be eligible to receive additional approval and sales-based milestone payments in the aggregate of approximately $150.0 million payable upon approval in multiple jurisdictions for up to two oncology indications and one non-oncology indication and attaining certain sales milestones. In addition, if umbralisib is co-formulated with another drug to create a new product (a New Product), Rhizen will be eligible to receive similar regulatory approval and sales-based milestone payments for such New Product. Additionally, Rhizen receives tiered royalties that escalate from high single digits to low double digits on any net sales of umbralisib and any New Product. During the three months ended September 30, 2022 the worldwide royalty due under the Umbralisib License recorded by the Company in cost of product revenue based on U.S. sales of UKONIQ was immaterial . During the nine months ended September 30, 2022, the Company recorded $0.2 million of royalties due under the Umbralisib License in cost of product revenue. As of September 30, 2022, approximately $4,700 in royalties were payable under the Umbralisib License and as of December 31, 2021, $0.2 million in royalties were payable under the Umbralisib License. Rhizen will also be eligible to participate in sublicensing revenue, if any, based on a percentage that decreases as a function of the number of patients treated in clinical trials following the exercise of the license option. Rhizen will retain global manufacturing rights to umbralisib, provided that they are price competitive with alternative manufacturers. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or any other exclusivity right in such country, unless the agreement is earlier terminated (i) by us for any reason, or (ii) by either party due to a breach of the agreement.

NOTE 9 RELATED PARTY TRANSACTIONS

In July 2015, we entered into a Shared Services Agreement (the Shared Services Agreement) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. The Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.2 million for each of the three months ended September 30, 2022 and 2021, respectively, and expenses of approximately $0.6 million for each of the nine months ended September 30, 2022 and 2021, respectively, primarily related to shared personnel. Mr. Weiss, our Chairman and Chief Executive Officer, also serves as a director and Executive Vice Chairman, Strategic Development of FBIO.

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

 OUR PRODUCTS UNDER DEVELOPMENT

We have leveraged our B-cell platform to develop a drug pipeline of small molecule kinase inhibitors and intravenously delivered immunotherapies that leverage the patients’ own immune system. In connection with the April 2022 withdrawal of the Biologics License Application (BLA) and supplemental New Drug Application (sNDA) for U2 (a combination therapy of ublituximab and umbralisib) to treat patients with chronic lymphocytic leukemia (CLL)/small lymphocytic lymphoma (SLL) and the withdrawal of UKONIQ (umbralisib) from sale in the previously approved indications of relapsed/refractory marginal zone lymphoma (MZL) and follicular lymphoma (FL), we are re-evaluating all of our current oncology studies and products under development for oncology indications, including umbralisib +/- ublituximab and have paused or closed a number of trials and programs related to these indications. The following table summarizes our current clinical stage pipeline:

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

●In April 2021, data from the ULTIMATE I and II trials were presented at the American Academy of Neurology Annual meeting. Both studies met their primary endpoint with ublituximab treatment demonstrating a statistically significant reduction in annualized relapse rate (ARR) over a 96-week period (p<0.005 in each trial). Key secondary MRI endpoints were also met. Additional data from these trials have been presented at various other medical meetings.

●On December 14, 2021, we announced that the FDA accepted a BLA for ublituximab as a treatment for patients with RMS and notified the Company that it is not currently planning to hold an advisory committee meeting to discuss this application.

●On May 31, 2022, we announced that the FDA extended the Prescription Drug User Fee Act (PDUFA) goal date to December 28, 2022 for the BLA for ublituximab as a treatment for patients with RMS, to allow time to review a submission provided by the Company in response to an FDA information request and which the FDA deemed a major amendment.

●Most recently, during the 2022 European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS) annual meeting held October 25-28, 2022, we presented additional exploratory analyses highlighting data from the ULTIMATE I & II Phase 3 trials.

RESULTS OF OPERATIONS

The following table summarizes the results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
(in thousands)	2022	2021
Product revenue, net	$56	$1,992
License Revenue	38	38
Total Revenue	$94	$2,030

Costs and expenses:
Cost of product revenue	2	292
Research and development:
Noncash compensation	3,249	4,534
Other research and development	17,552	47,433
Total research and development	20,801	51,967

General and administrative:
Noncash compensation	3,740	9,463
Other selling, general and administrative	10,514	25,436
Total general and administrative	14,254	34,899

Total costs and expenses	35,057	87,158

Interest expense	1,648	1,038
Other income	(793)	(529)
Total other expense, net	855	509

Net Loss	$(35,818)	$85,637

Product revenue, net. Product revenue, net for the three months ended September 30, 2022 was $0.1 million compared to $2.0 million for the three months ended September 30, 2021. Product revenue, net consisted of net product sales of UKONIQ in the United States. In February 2021, we began commercial sales of UKONIQ within the U.S. following FDA approval. Effective May 31, 2022, UKONIQ was officially withdrawn from the market. Product revenue, net related to UKONIQ for the three months ended September 30, 2022 consisted of gross-to-net estimate to actual adjustments resulting from the settlement of the related prior period accrued liabilities.

License revenue. License revenue was less than $0.1 million for both the three months ended September 30, 2022 and September 30, 2021. License revenue for both the three months ended September 30, 2022 and September 30, 2021 is comprised of recognition of a portion of the upfront payment from the ublituximab sublicense agreement with Ildong.

Cost of Product Revenue. Cost of product revenue for the three months ended September 30, 2022 was approximately $2,000 compared to approximately $0.3 million for the three months ended September 30, 2021. Due to the stoppage of product sales resulting from the market withdrawal of UKONIQ effective May 31, 2022, the cost of product revenue recorded during the quarter ended September 30, 2022 consisted of immaterial adjustments related to prior period accruals.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $3.2 million for the three months ended September 30, 2022, as compared to $4.5 million during the comparable period ended September 30, 2021. The decrease in noncash compensation expense was primarily due to forfeitures of restricted stock during the three months ended September 30, 2022, as well as an overall decreased headcount during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Other Research and Development Expense. Other research and development expense decreased for the three months ended September 30, 2022 by approximately $29.9 million to $17.6 million as compared to the comparable period ended September 30, 2021. The decrease in research and development expense is primarily attributable to higher fees paid to consultants and outside service providers associated with the submission of our BLA for ublituximab in RMS, and increased manufacturing costs and clinical trial related expenses during the three months ended September 30, 2021.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $3.7 million for the three months ended September 30, 2022, as compared to $9.5 million during the comparable period ended September 30, 2021. The decrease in noncash compensation expense was primarily due to forfeitures of restricted stock during the three months ended September 30, 2022, as well as an overall decreased headcount during the three months ended September 30, 2022 compared to the three months ended September 30, 2021

Other Selling, General and Administrative. Other selling, general and administrative expenses decreased for the three months ended September 30, 2022 by approximately $14.9 million to $10.5 million as compared to the comparable period ended September 30, 2021. The decrease was due primarily to decreased other selling, general and administrative costs associated with the marketing of UKONIQ during the period ended September 30, 2022, as well as decreased headcount over that period.

Interest Expense. Interest expense increased by $0.6 million to $1.6 million for the three months ended September 30, 2022, as compared to $1.0 million for the three months ended September 30, 2021. The increase is mainly due to greater interest expense related to the Amended Loan Agreement entered into in December 2021.

Other Income. Other income increased by $0.3 million to $0.8 million for the three months ended September 30, 2022. The increase is mainly due to higher interest income received from our money market investments.

The following table summarizes the results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Product revenue, net	$2,591	$4,254
License Revenue	114	114
Total Revenue	$2,705	$4,368

Costs and expenses:
Cost of product revenue	262	580
Research and development:
Noncash compensation	7,471	19,061
Other research and development	88,246	140,872
Total research and development	95,717	159,933

Selling, General and administrative:
Noncash compensation	663	27,857
Other selling, general and administrative	46,840	67,821
Total selling, general and administrative	47,503	95,678

Total costs and expenses	143,482	256,191

Interest expense	7,329	4,559
Other income	(2,765)	(1,619)
Total other expense, net	4,564	2,940

Net Loss	$(145,341)	$(254,763)

Product revenue, net. Product revenue, net for the nine months ended September 30, 2022 was $2.6 million compared to $4.3 million for the nine months ended September 30, 2021. Subsequent to May 31, 2022 there will be no product revenue, net recorded related to new product sales of UKONIQ. During the quarter ended September 30, 2022 approximately $0.1 million of gross-to-net estimate to actual adjustments resulting from the settlement of the related prior period accrued liabilities were recorded.

License revenue. License revenue was approximately $0.1 million for both the nine months ended September 30, 2022 and September 30, 2021. License revenue for both the nine months ended September 30, 2022 and September 30, 2021 is comprised of recognition of a portion of the upfront payment from the ublituximab sublicense agreement with Ildong.

Cost of Product Revenue. Cost of product revenue for the nine months ended September 30, 2022 was $0.3 million compared to $0.6 million for the nine months ended September 30, 2021. Cost of product revenue consists primarily of freight and royalties on net sales of UKONIQ owed to our licensing partner. For the quarter ended September 30, 2022, we recorded an immaterial amount of cost of product revenue due to the stoppage of product sales resulting from the market withdrawal of UKONIQ.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $7.5 million for the nine months ended September 30, 2022, as compared to $19.1 million during the comparable period ended September 30, 2021. The decrease in noncash compensation expense was primarily due to forfeitures of restricted stock during the nine months ended September 30, 2022, as well as an overall decreased headcount during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Other Research and Development Expense. Other research and development expense decreased for the nine months ended September 30, 2022 by approximately $52.6 million to $88.2 million as compared to the comparable period ended September 30, 2021. The decrease in research and development expense is primarily attributable to higher clinical trial related expenses, higher fees paid to consultants and outside service providers associated with the submission of our BLA for ublituximab in RMS, and the achievement of license milestones during the nine months ended September 30, 2021. This was partially offset by an increase in manufacturing expense of $7.1 million during the nine months ended September 30, 2022. The increase in manufacturing expense was primarily due to a one-time charge to expense advanced payments related to clinical and commercial batches of UKONIQ as a result of the voluntary withdrawal from the market during the nine months ended September 30, 2022.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $0.7 million for the nine months ended September 30, 2022, as compared to $27.9 million during the comparable period ended September 30, 2021. The decrease in noncash compensation expense was primarily due to forfeitures of restricted stock during the nine months ended September 30, 2022, as well as an overall decreased headcount during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Other Selling, General and Administrative. Other selling, general and administrative expenses decreased for the nine months ended September 30, 2022 by approximately $21.0 million to $46.8 million as compared to the comparable period ended September 30, 2021. The decrease was due primarily to decreased other selling, general and administrative costs associated with the marketing of UKONIQ during the period ended September 30, 2022, as well as decreased headcount over that same period.

Interest Expense. Interest expense increased by $2.7 million to $7.3 million for the nine months ended September 30, 2022, as compared to $4.6 million for the nine months ended September 30, 2021. The increase is mainly due to greater interest expense related to the Amended Loan Agreement entered into in December 2021.

Other Income. Other income increased by $1.1 million to $2.8 million for the nine months ended September 30, 2022. The increase is mainly due to a research & development tax credit refund received by our Australian subsidiary during the nine months ended September 30, 2022.

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

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. As of September 30, 2022, we had $197.7 million in cash and cash equivalents and investment securities. Based on our available cash resources and cash flow projections as of the date the consolidated financial statements were available for issuance, we believe that our cash and cash equivalents, and investment securities as of September 30, 2022 will provide sufficient liquidity for more than a twelve-month period from the date of filing of this Quarterly Report on Form 10-Q.

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

Discussion of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(152,300)	$(208,725)
Net cash used in investing activities	$(36,282)	$(3,620)
Net cash used in financing activities	$(440)	$(14,578)

Cash used in operating activities for the nine months ended September 30, 2022 was $152.3 million as compared to $208.7 million for the nine months ended September 30, 2021. The decrease in net cash used in operating activities was due primarily to greater expenditures associated with our license milestone payments and clinical trial expense during the nine months ended September 30, 2021.

Net cash used in investing activities for the nine months ended September 30, 2022, was $36.3 million as compared to cash used in investing activities of $3.6 million for the nine months ended September 30, 2021. The increase in net cash used in investing activities was primarily due to greater investment in short-term and long-term securities during the nine months ended September 30, 2022.

Net cash used in financing activities for the nine months ended September 30, 2022, was $0.4 million as compared to net cash used in financing activities of $14.6 million for the nine months ended September 30, 2021. The decrease in net cash used in financing activities was primarily due to the principal payments on our loan payable made during the nine months ended September 30, 2021. Under the Amended Loan Agreement, the only amount paid during the nine months ended September 30, 2022 was a $1.0 million end of term fee.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete pre-clinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. It is impossible to predict when or if our product candidates will prove effective and safe in humans, will receive regulatory approval or will have a differentiated safety and tolerability profile. A failure of one or more clinical trials can occur at any stage of testing. Accordingly, our ongoing trials and future clinical trials may not be successful. Even if our clinical trials produce positive results, there can be no guarantee that the positive outcomes will be replicated in future studies either within the same indication as previously evaluated or in alternate indications and settings.

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

Unacceptable or undesirable adverse events caused by any of our product candidates that we take into clinical trials could cause either of, a DSMB, or regulatory authorities to interrupt, delay, modify or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. This, in turn, could prevent us from commercializing the affected product candidate and generating revenues from its sale.

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

In addition, our clinical studies with sites outside the United States may be adversely impacted by international conflict. For example, in February 2022, Russia initiated a full-scale military invasion of Ukraine. In one or both countries, as well as neighboring countries that may be impacted by this conflict (e.g. Poland, Slovakia, Belarus, Georgia), we have clinical trial sites for our RMS and/or oncology programs. While no clinical trials are actively enrolling patients in these territories, there are a number of trial subjects in long-term treatment and follow-up. The political and physical conditions in Russia and Ukraine have disrupted our ability to supply investigational drug product to impacted sites; impacted patients’ ability to partake in our clinical trials and our ability to gather data on those patients, including long-term follow-up data; and resulted in suspension of clinical trial activities at impacted sites. Furthermore, the United States and its European allies have imposed significant new sanctions against Russia and Belarus, including regional embargoes, full blocking sanctions, and other restrictions targeting major Russian financial institutions. Our ability to conduct clinical trials in Russia, Belarus, Ukraine and elsewhere in the region may also become restricted under applicable sanctions laws. While we do not believe this conflict will have a material impact on our current regulatory submission for approval of ublituximab in RMS or our overall business, given the rapidly evolving situation and the potential to expand beyond Ukraine and Russia, the full impact of the conflict remains uncertain.

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

 In addition, as we move closer to potential commercialization of ublituximab, we are scaling up production to ensure adequate commercial supply. This is an expensive process and there can be no assurance given that such scale-up will be successful in providing pharmaceutical product that is of sufficient quantity, or of a quality that is consistent with our previously established specifications, or that meets the requirements set by regulatory agencies under which we may seek approval of our product candidates. If the scale-up were not to succeed, our ability to supply our anticipated market at a reasonable cost of goods would be negatively impacted. In such an event, that would have a material adverse effect on the Company. Scale up could also require additional process improvement that might be required to accommodate new and larger equipment utilized in the scaled-up process. If that were to occur and we could not demonstrate to the FDA that the materials were analytically substantially similar, we might be required to run additional clinical testing to demonstrate that they are substantially similar. That would entail a significant delay and significant increase in total cost, all of which would have a material adverse effect on the Company.

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

The regulations that govern regulatory approvals, pricing and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the drug candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the drug candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more products, even if our product candidates obtain marketing approval. Eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent.

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

As a result, significant additional funding will be required. Additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we could be forced to discontinue product development, reduce or forego commercialization efforts that are required for successful commercialization of ublituximab in RMS, or any of our other product candidates and otherwise forego attractive business opportunities. Any additional sources of financing may involve the issuance of our equity securities, which would have a dilutive effect to stockholders. For the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand, amounts raised in future offerings or financings, and potentially from U.S. sales of ublituximab in RMS, if approved. Accordingly, our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in the early stages of commercial operations and the competitive environment in which we operate.

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

Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Act”), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. Specifically, the Act authorizes and directs the Department of Health and Human Services (the “DHHS”) to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs to be selected by September 1, 2023, and the first year of maximum price applicability to begin in 2026. The Act further authorizes the DHHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. Finally, the Act creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending at $2,000 beginning in 2025. We cannot be sure whether additional or related legislation or rulemaking will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture, testing, packaging and labeling of any products that we commercialize and our product candidates for pre-clinical development and clinical testing. For example, we currently rely on Samsung Biologics for clinical supply of ublituximab and will rely on Samsung Biologics for commercial supply, if ublituximab is approved. Our reliance on third parties increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

The facilities used by contract manufacturers to manufacture and test our drug candidates typically undergo inspections by the FDA or a comparable foreign regulatory to verify compliance with applicable cGMP regulations. Such inspections may be conducted after we submit our marketing applications to or receive marketing approval from the FDA or a comparable foreign regulatory authority. Although the FDA and other regulators impose requirements regarding our selection, qualification, oversight, and monitoring of our contract manufacturers and hold us responsible for the ultimate compliance of our products, we do not directly control the manufacturing process of our third-party contract manufacturers and are subject to risks associated with their ability to comply with cGMPs in connection with the manufacture of our products and product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others and the compliance concerns cannot be resolved, remediated, or otherwise addressed to the FDA’s satisfaction in a timely manner during the review of any NDAs or BLAs that we submit, it may negatively impact our ability to obtain regulatory approval for our drug candidates or obtain approval within projected timelines. We cannot guarantee the ability of our third-party manufacturers to maintain compliance with cGMP regulations, including having adequate quality control, quality assurance and qualified personnel. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products or product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our products or product candidates.

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

We continually evaluate our supply chains to identify potential risks and needs for additional manufacturers and other suppliers for the production of our products and product candidates. Establishing additional or replacement suppliers for the API/drug substance, drug product, and certain raw materials, if required, may not be accomplished quickly, or at all, and may involve significant expense. If we are able to find a replacement supplier, we would need to evaluate and qualify such replacement supplier and its ability to meet quality and compliance standards. Any change in suppliers or the manufacturing process could require additional regulatory approval and result in operational delays. While we seek to maintain adequate inventory of materials necessary for the production of our products and product candidates, any supply interruption or delay, or our inability to identify alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our commercialization and development efforts, which could harm our business, results of operations, financial condition and prospects.

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

If a third-party claims that we or any collaborators of ours infringe their intellectual property rights, we may have to defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our drug candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain such a license, it could be granted on non-exclusive terms, thereby providing our competitors and other third parties access to the same technologies licensed to us. Without such a license, we could be forced, including by court order, to cease developing and commercializing the infringing technology or drug candidates. In addition, we could be found liable for monetary damages, including treble damages and attorney’s fees if we are found to have willfully infringed such third-party patent rights. A finding of infringement could prevent us from commercializing our drug candidates or force us to cease some of our business operations, which could materially harm our business.

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

As of November 4, 2022, we had 186 full-time employees. Our management and medical, commercial, and scientific personnel, systems and facilities currently in place, which were largely designed to support research and development and commercialization in oncology, may not be adequate to support our anticipated future growth, particularly in MS. To manage our anticipated future growth and focus in neurology and immunology, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these activities. Due to our limited resources, we may not be able to effectively manage the expansion and shift of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage our transition to a strategy primarily focused on neurology and immunology, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and changes to our business.

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

Furthermore, the COVID-19 pandemic has caused extreme volatility and disruptions in the capital and credit markets. Likewise, the capital and credit markets may be adversely affected by the recent conflict between Russia and Ukraine, the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our drug candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions, could adversely impact our business.

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

In addition, we may encounter delays in our clinical development program. The majority of our clinical trials involve patients with multiple sclerosis who may be at higher risk of infection.  These patients are thus more likely to be subject to travel restrictions and self-quarantining and may be more likely to withdraw from our clinical trials or unable to complete study assessments, which may affect our ability to meet our projected timelines. Further, patients and healthcare providers have raised concerns that B-cell targeted agents, like anti-CD20 antibodies, may increase the risk of acquiring COVID-19 or lead to more severe complications or outcomes upon infection, including death, which could have a material adverse effect on  ublituximab and our other B-cell targeted candidate by negatively impacting:

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

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the West, including the U.S.  The invasion by Russia, responses of countries and political bodies to the invasion, the broader overarching tensions, Ukraine’s military response, and the potential for broader conflict may increase financial market volatility and could have severe adverse effects on regional and global economic markets, and may result in increased volatility in the price of our common stock.

Following Russia’s actions, various countries, including the U.S., Canada, the United Kingdom, Germany and France, as well as the European Union, issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, officials, and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (SWIFT) electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions embargoes, regional instability, energy shortages, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and regional and global financial markets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS OF SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2022.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2022.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2022.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2022.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: November 9, 2022	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer