Form 10-K
period 2022-12-31
TG THERAPEUTICS, INC.
filed 2023-03-01
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number 1-32639

TG THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3898269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3020 Carrington Mill Blvd, Suite 475
Morrisville, North Carolina	27560
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 554-4484

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Exchange Name
Common Stock, par value $0.001	TGTX	Nasdaq Capital Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $564,449,606 as June 30, 2022, based on the closing sale price of such stock as reported on the NASDAQ Capital Market.

There were 146,363,127 shares of the registrant’s common stock, $0.001 par value, outstanding as of February 17, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

Auditor Name: KPMG LLPAuditor Location: New York, NYAuditor Firm ID: 185

TG THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements about:

●	our ability to obtain regulatory approvals for our product candidates, including TG-1701 and TG-1801, as well as any other product candidates, and our ability to maintain regulatory approval of BRIUMVITM (ublituximab-xiiy) in relapsing forms of multiple sclerosis (RMS) in the U.S.;
●	our ability to adapt and expand our commercial infrastructure to successfully launch, market and sell BRIUMVI and our other product candidates;
●	our ability to maintain a reliable supply of our products that meets market demand;
●	the success of the ongoing commercialization of BRIUMVI or any future products or combinations of products, including the anticipated rate and degree of market acceptance and pricing and reimbursement;
●	the initiation, timing, progress and results of our pre-clinical studies and clinical trials;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to establish and maintain contractual relationships, on commercially reasonable terms, with third parties for manufacturing, distribution and supply, and a range of other support functions for our clinical development and commercialization efforts;
●	the implementation of our business model, strategic plans for our business and drug candidates;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product and product candidates;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	our ability to maintain and establish collaborations and enter into strategic arrangements, if desired;
●	our ability to meet any of our financial projections or guidance, including without limitation short and long-term revenue projections or guidance and changes to the assumptions underlying those projections or guidance;
●	our ability to obtain sufficient capital to fund our planned operations;
●	our financial performance and cash burn management; and
●	developments relating to our competitors and our industry.

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

Risks Related to Commercialization

●	If we are unable to maintain current approval of BRIUMVI, our business will be materially harmed.
●	We cannot predict when or if we will obtain regulatory approval to commercialize our product candidates, including TG-1701 and TG-1801 in B-cell disorders.
●	We have limited experience operating as a commercial company, and, as a result, the marketing and sale of BRIUMVI in RMS may be less successful than anticipated.
●	If BRIUMVI or any of our future product candidates (if approved) do not achieve broad market acceptance among physicians, patients, payors, and the medical community, the revenues that we generate from product sales will be limited.
●	If the market opportunities for BRIUMVI and any future products for which we may receive approval, including TG-1701 or TG-1801 in B-cell disorders, are smaller than we estimate or if any approval that we obtain is based on a narrower patient population or the labeling includes warnings or limitations that are not acceptable to patients or healthcare providers, our revenue will be adversely affected.
●	We face substantial competition for treatments for our target indications, which may result in others commercializing drugs before or more successfully than we do, resulting in the reduction or elimination of our commercial opportunity.
●	If we are unable to establish additional commercial capabilities and infrastructure to support a potential launch RMS or B-cell disorders, or expansion into geographies outside the U.S., we may be unable to generate sufficient revenue to sustain our business.
●	Product liability lawsuits could cause us to incur substantial liabilities and limit product commercialization.

Risks Related to our Financial Position and Need for Additional Capital

●	We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.
●	We will need to raise substantial additional funding. If we are unable to raise capital when needed, we will be forced to delay, reduce, or eliminate some of our drug development programs or commercialization efforts.
●	Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

Risks Related to Drug Development and Regulatory Approval

●	If we are unable to obtain or maintain regulatory approval for our product and product candidates and ultimately cannot commercialize one or more of them, or experience significant delays in doing so, our business will be materially harmed.
●	Our product and product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or significantly limit their commercial profile following marketing approval, if any.
●	Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be impacted, as more patient data or additional endpoints are analyzed.
●	Any products or product candidates we may advance through clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays, or prevent the receipt of the required approvals.

Risks Related to Governmental Regulation of the Pharmaceutical Industry

●	We are subject to extensive regulation, including new legislative and regulatory proposals, that may increase our compliance costs and adversely affect our ability to market our products, obtain collaborators and raise capital.
●	If we fail to comply with various healthcare laws and regulations, we may incur losses or be subject to liability.
●	If we fail to comply with regulatory requirements, any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties.

Risks Related to our Dependence on Third Parties

●	If the third parties on which we rely to conduct our clinical trials and generate clinical, preclinical, and other data necessary to support our regulatory applications do not perform their services as required, we may not be able to obtain regulatory approval for or commercialize our product or product candidates when expected or at all.
●	Our reliance on third parties for commercial and clinical supply of our product and product candidates increases the risk that we will not have sufficient quantities of our product or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
●	Because we have in-licensed our product and product candidates from third parties, any dispute with or non-performance by our licensors will adversely affect our ability to develop and commercialize the applicable product.

Risks Related to Intellectual Property

●	Our success depends upon our ability to obtain and protect our intellectual property, and if the scope of our patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.
●	Our patent protection could be reduced or eliminated for non-compliance with various procedural and other requirements imposed by governmental patent agencies.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
●	If we or our partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming to defend against such lawsuits, and an unfavorable outcome in any such lawsuit would have a material adverse effect on our business.
●	If we are unable to protect the confidentiality of our trade secrets, our business may be significantly harmed.

Risks Related to COVID-19

●	Public health issues, and specifically the pandemic caused by COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.
●	Patients and healthcare providers have raised concerns that immunosuppressive products, like anti-CD20 antibodies and other B-cell targeted agents, may increase the risk of acquiring COVID-19 or lead to more severe complications upon infection. These concerns may impact the commercial potential for BRIUMVI and other immunosuppressive products that we have in development.

General Risk Factors

●	We will need to develop and expand our business, and we may encounter difficulties in managing this development and expansion.
●	Our ability to continue our clinical development and commercialization activities will depend on our ability to attract and maintain key management and other personnel.
●	Certain of our executive officers, directors and other stockholders own more than 5% of our outstanding common stock and may be able to influence our management and the outcome of matters submitted to shareholders for approval.
●	Certain anti-takeover provisions in our charter documents and Delaware law could make a third-party acquisition more difficult, which could limit the price investors might be willing to pay for our common stock.
●	Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit and could subject us to securities and shareholder derivative litigation.

The foregoing is only a summary of some of our risks. These and other risks are discussed more fully in the section entitled “Risk Factors” in Part II, Item IA and elsewhere in this Annual Report on Form 10-K (our Risk Factors).

PART I

Unless the context requires otherwise, references in this report to “TG,” “Company,” “we,” “us” and “our” refer to TG Therapeutics, Inc. and our subsidiaries. Our name, logo and BRIUMVI are trademarks or tradenames of TG Therapeutics, Inc. All other trademarks, service marks or other tradenames appearing in this Annual Report on Form 10-K are the property of their respective owners.

ITEM 1. BUSINESS.

OVERVIEW

TG Therapeutics is a fully-integrated, commercial stage, biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell diseases. In addition to a research pipeline including several investigational medicines, TG has received approval from the U.S. Food and Drug Administration (FDA) for BRIUMVI™ (ublituximab-xiiy) for the treatment of adult patients with relapsing forms of multiple sclerosis (RMS), to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults. We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

Business Updates

FDA Approval and U.S. Launch of BRIUMVI

On December 28, 2022, we announced that the FDA granted approval of ublituximab, now referred to as BRIUMVI, for the treatment of RMS, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults. BRIUMVI is an anti-CD20 monoclonal antibody approved for patients with RMS that can be administered in a one-hour infusion following the starting dose. Approval was granted for this indication based on data from the ULTIMATE I & II Phase 3 trials, which demonstrated superiority over teriflunomide in significantly reducing the annualized relapse rate (ARR, the primary endpoint), the number of T1 Gd-enhancing lesions and the number of new or enlarging T2 lesions. Results from the ULTIMATE I & II trials were recently published in August 2022 in The New England Journal of Medicine.

On January 26, 2023, we announced the commercial launch of BRIUMVI, making it available to physicians and patients. We are committed to helping patients access BRIUMVI through the BRIUMVI Patient Support Program, which we launched following the approval, additional information can be found at www.briumvi.com.

UNITY-CLL Phase 3 Trial & Withdrawal of the BLA/sNDA Submission for U2 to Treat Patients with CLL/SLL and Withdrawal of UKONIQ® (umbralisib) from Sale

On February 5, 2021, we announced that the FDA granted accelerated approval of umbralisib, the Company’s PI3K delta inhibitor, then commercially referred to as UKONIQ, for the treatment of adult patients with relapsed or refractory Marginal Zone Lymphoma (MZL) who have received at least one prior anti-CD20 based regimen and adult patients with relapsed or refractory Follicular Lymphoma (FL) who have received at least three prior lines of systemic therapy.

To further expand the use of UKONIQ and to obtain the approval of ublituximab, our anti-CD20 monoclonal antibody under development, we conducted the UNITY-CLL study, a global, Phase 3, randomized, controlled clinical trial, that compared the combination of ublituximab, and UKONIQ, (combination referred to as U2), to an active control arm of obinutuzumab plus chlorambucil in patients with both treatment-naïve and relapsed or refractory chronic lymphocytic leukemia (CLL). The trial met its primary endpoint, and based on those results, a Biologics License Application (BLA) and supplemental New Drug Application (sNDA) were submitted to the U.S. Food and Drug Administration (FDA) for U2 to treat patients with CLL/small lymphocytic lymphoma (SLL).

In November 2021, we received notification from the FDA that it planned to host an Oncologic Drug Advisory Committee (ODAC) meeting in connection with its review of the pending BLA/sNDA and to discuss the benefit risk of UKONIQ in its approved indications. While the FDA identified a number of concerns, the FDA’s desire to host an ODAC appeared to stem from an early ad hoc analysis of overall survival (OS) from the UNITY-CLL trial.

On April 15, 2022, based on newly updated OS data from the UNITY-CLL study, which showed a negative survival benefit, we decided to withdraw the pending BLA/sNDA for U2 to treat CLL/SLL.

On April 15, 2022, we also announced the voluntary withdrawal of UKONIQ from sale for its approved indications. Our decision to withdraw UKONIQ from sale was primarily based on the withdrawal of the BLA and sNDA for U2 in CLL.  On June 1, 2022, the FDA withdrew its approval of UKONIQ.

As a result of these withdrawals, we closed or are in the process of closing all studies related to umbralisib +/- ublituximab in oncology.

CORPORATE INFORMATION

We were incorporated in Delaware in 1993. Our executive offices are located at 3020 Carrington Mill Blvd, Suite 475, Morrisville, North Carolina, 27560. Our telephone number is 1-877-575-TGTX(8489), and our e-mail address is info@tgtxinc.com.

We maintain a website with the address www.tgtherapeutics.com and maintain various social media accounts, including but not limited to Twitter and LinkedIn. We also maintain websites related to BRIUMVI, including but not limited to www.BRIUMVI.com, and www.BRIUMVIPATIENTSUPPORT.com. We make available free of charge through our corporate website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We are not including the information on our website or our social media accounts as a part of, nor incorporating either by reference into, this report. The SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

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

STRATEGY

As a fully-integrated, commercial stage biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B cell diseases, our key corporate objectives include:

●	Successfully commercializing BRIUMVI in the U.S. for relapsing forms of multiple sclerosis;
●	Building upon the BRIUMVI approval to evaluate other uses for BRIUMVI in additional MS indications and/or other autoimmune diseases;
●	Continuing to expand our pipeline with mechanisms of importance to B-cell mediated diseases;
●	Evaluating potential strategic collaborations to maximize the value of our programs and B-cell directed platform; and
●	Maintaining our “patient first” culture as we grow our business.

Our Approach and Platform

Our approach to drug development is centered on developing therapies for b cell diseases. Our process begins by identifying validated targets against B-cell diseases, and then searching for and, ideally, acquiring what we believe to be “best-in-class” compounds with complementary mechanisms against these targets.

Our preference is to identify targets for which there is human clinical proof of concept that the mechanism is active in B-cell diseases and then to identify drug candidates that effectively modulate the desired molecular target. We identify these drug candidates at academic centers of excellence or in development at biotech companies or pharmaceutical companies globally. Our current drug candidates were acquired through license agreements, collaborations, or joint ventures with biopharmaceutical companies located globally. This approach enables us to minimize target risk while looking for the best available drug candidates around the world. By focusing on B-cell diseases and targets with a known activity profile, we believe that we can quickly identify the patients most likely to respond, resulting in a more efficient development path with the potential for a greater likelihood of success.

Our approach is enabled by our clinical development platform which includes an internal team with a deep understanding of B-cell diseases and significant experience successfully obtaining FDA approval for innovative treatments for these complex diseases.

AUTOIMMUNE DISEASE OVERVIEW

An autoimmune disease occurs when the body’s immune system attacks and destroys healthy body tissue by mistake.  There are currently more than 80 types of autoimmune disorders that have been identified. Some of these diseases may result from inappropriate production of antibodies from the B-cells. These antibodies cannot discriminate “self” from “non-self,” and inadvertently mount a disabling immune response against normal organs. Examples of common and very debilitating autoimmune disorders for which abnormally functioning B-cells have been implicated include MS and rheumatoid arthritis (RA).

The Company’s current focus is on MS.

Multiple Sclerosis Overview

RMS is a chronic demyelinating disease of the central nervous system (CNS) and includes people with relapsing-remitting multiple sclerosis (RRMS) and people with secondary progressive multiple sclerosis (SPMS) who continue to experience relapses. RRMS is the most common form of MS and is characterized by episodes of new or worsening signs or symptoms (relapses) followed by periods of recovery. MS is the most prevalent chronic inflammatory disease of the CNS. It is estimated that nearly 1 million people are living with MS in the United States and over 2.3 million people world-wide are living with MS.

OUR PRODUCTS

We currently license worldwide development and commercial rights, subject to certain limited geographical restrictions, for all of our products under development. The following table summarizes the current clinical trial status for our lead drug candidates as of February 2023.

Clinical Drug Candidate: (molecular target)	Initial Target Disease	Stage of Development (trial name)
Ublituximab (anti-CD20 mAb)	Relapsing Forms of Multiple Sclerosis (RMS)	APPROVED
TG-1701 (BTK inhibitor)	B-cell disorders	Phase 1 trial
TG-1801 (anti-CD47/CD19 bispecific mAb)	B-cell disorders	Phase 1 trial

BRIUMVI (ublituximab-xiiy) Overview

BRIUMVI is the first and only anti-CD20 monoclonal antibody approved for the treatment of RMS, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults, that can be administered in a one-hour infusion following the starting dose.

Late-Stage Clinical Development of Ublituximab-xiiy

ULTIMATE I & II Trials Evaluating Single Agent Ublituximab in RMS: ULTIMATE I and ULTIMATE II are two independent Phase 3 trials. Each trial is a global, randomized, multi-center, double-blinded, double-dummy, active-controlled study evaluating the efficacy and safety/tolerability of ublituximab-xiiy (450mg dose administered by one hour intravenous infusion every six months, following a Day 1 infusion of 150mg over four hours, and a Day 15 infusion of 450mg over one hour) to teriflunomide (14mg oral tablets taken once daily) in subjects with RMS. The primary endpoint for each study was ARR following 96 weeks of treatment. This program was led by Lawrence Steinman, MD, George A. Zimmermann Professor and Professor of Pediatrics, Neurology and Neurological Sciences at Stanford University.

In December 2020, we announced positive topline results from the ULTIMATE I & II trials. Both studies met their primary endpoint of significantly reducing ARR over a 96-week period (p<0.005 in each study) with ublituximab-xiiy demonstrating an ARR of <0.10 in each of the studies. Relative reductions of approximately 60% and 50% in ARR over teriflunomide were observed in ULTIMATE I & II, respectively.  Key secondary MRI endpoints were also met.

On August 22, 2022, the full results from the ULTIMATE I & II trials were published in the New England Journal of Medicine.

Commercialization of BRIUMVI (ublituximab-xiiy)

On December 28, 2022, we announced the FDA approval of BRIUMVI (ublituximab-xiiy) for the treatment of RMS, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults, primarily based on results from the ULTIMATE I & II Phase 3 trials, and on January 26, 2023, we announced the U.S. commercial launch of BRIUMVI, making it available to physicians and patients.

A marketing authorization application (MAA) has been submitted to the European Medicines Agency (EMA) for ublituximab to treat adult patients with relapsing forms of MS. We expect a decision to be made on this application in the second half of 2023.

We will continue to evaluate options for commercialization outside the U.S., either alone or with a partner, that maximizes the potential return on investment.

TG-1701 (BTK inhibitor) Overview

TG-1701 is a novel, orally available and covalently-bound Bruton’s tyrosine kinase (BTK) inhibitor that exhibits strong selectivity to BTK in in vitro kinase screening.

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

We are currently evaluating TG-1701 in a Phase 1, multi-center, dose-escalation clinical trial in patients with B-cell malignancies.  Key secondary objectives include evaluation of pharmacokinetics (PK), pharmacodynamics, and preliminary anticancer activity. Data from this trial was presented at the 2021 American Society of Hematology (ASH) annual meeting.

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

In the first quarter of 2019, we commenced a Phase 1 first-in-human, dose-escalation study of TG-1801. This study is evaluating escalating doses of TG-1801 in patients with B-Cell lymphoma. The primary objective of the study is to determine the recommended Phase 2 dose and to characterize the safety profile of TG-1801. Key secondary objectives are to evaluate the pharmacokinetics of TG-1801 and its preliminary anticancer activity.  In December 2022, preliminary results from this first-in-human Phase 1 study were presented at the 64th American Society of Hematology (ASH) Annual Meeting & Exposition.  TG-1801 was well tolerated as monotherapy and in combination with ublituximab with no MTD identified and exhibited preliminary signs of efficacy in a variety of relapsed or refractory B-cell lymphomas.

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

Patents and other proprietary rights are crucial to the development of our business. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents, supported by regulatory exclusivity or are effectively maintained as trade secrets. We have a number of issued patents and pending patent applications related to our compounds and other technology, but we cannot guarantee the scope of protection of the issued patents, or that such patents will survive a validity or enforceability challenge, or that any of the pending patent applications will issue as patents.

Generally, patent applications in the U.S. are maintained in secrecy for a period of 18 months or more. Since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we are not certain that we were the first to make the inventions covered by each of our issued patents and pending patent applications or that we were the first to file patent applications covering such inventions. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Therefore, we cannot predict the breadth of claims that may be ultimately allowed from our pending patent applications, cannot predict whether the claims in our issued patents will be invalidated or modified through the district courts, Patent Trial and Appeal Board (PTAB) proceedings, or reexamination proceedings at the United States Patent and Trademark Office (USPTO), and thus cannot predict the enforceability of the claims in our issued patents or the claims that may ultimately issue from our pending patent applications. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. If our competitors prepare and file patent applications in the U.S. that claim technology also claimed by us in a pending patent application or issued patent, we may have to participate in interference proceedings to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent. However, the life of a patent covering a product that has been subject to regulatory approval may have the ability to be extended through the patent restoration program, although any such extension could still be minimal. If a patent is issued to a third party containing one or more preclusive or conflicting claims, and those claims are ultimately determined to be valid and enforceable, we may be required to obtain a license under such patent or to develop or obtain alternative technology. In the event of litigation involving a third-party claim, an adverse outcome in the litigation could subject us to significant liabilities to such third party, require us to seek a license for the disputed rights from such third party, and/or require us to cease use of the technology. Further, our breach of an existing license or failure to obtain a license to technology required to commercialize our products may seriously harm our business. We also may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. Litigation would involve substantial costs.

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

BRIUMVI (ublituximab-xiiy)

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

The composition of matter patent for ublituximab has been issued in the U.S., Europe and other jurisdictions, including Australia, Canada, China, Japan, Korea, and India. The expected expiration for the composition of matter patent is 2029 in the U.S. and 2025 in Europe and other non-US jurisdictions, exclusive of patent term extensions, which could result in later expiration dates. We also have a method of use patent on the combination of UKONIQ and ublituximab, which has been issued in the U.S., Europe, and other jurisdictions, including Australia, China, Korea, and Japan, and is pending in other territories. The expected expiration of the method of use patent for the combination of UKONIQ and ublituximab is 2033. In the U.S., the Biologics Price Competition and Innovation Act provides that BRIUMVI is eligible for 12 years of market exclusivity from the date of BRIUMVI’s U.S. approval. During this 12 year period a biosimilar product that references our BRIUMVI product, cannot be approved.

TG-1701 (BTK inhibitor)

Pursuant to our license agreement with Jiangsu Hengrui Medicine Co. (Hengrui), we have the exclusive commercial rights in the treatment of hematologic cancers to a patent family which covers the composition of matter and proposed methods of use for various therapeutic indications in the U.S. and certain other countries. Patents directed to the compound have granted in the U.S., Europe, and other jurisdictions, including Australia, Canada, Japan, China, and Korea and are expected to expire no sooner than October 2034. Applications are pending in other jurisdictions.

TG-1801 (anti-CD47/anti-CD19 bispecific antibody)

Pursuant to our joint venture and license option agreement with Novimmune SA (Novimmune), we maintain an exclusive option, exercisable at specific times during development, to license the commercial rights to a series of global patent applications and patents, and the non-exclusive right to certain technology patent applications. Patents directed to a bispecific antibody have issued in Australia, China, Europe, Japan, and Russia and are pending in other jurisdictions including the U.S. Any patents maturing from these pending applications are expected to expire no sooner than December 2033.

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

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of any FDA approval of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an Investigational New Drug (IND) application and the submission date of a New Drug Application (NDA) or BLA plus the time between the submission date of an NDA or BLA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent, and within 60 days of a product’s approval. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Also, under the Hatch-Waxman Act, drugs that are new chemical entities (NCEs) are eligible for a five-year period of marketing exclusivity in the United States. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (ANDA) or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The Hatch-Waxman Act also provides three years of marketing exclusivity for a drug product that contains an active moiety that has been previously approved, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations. During this period, FDA will not approve an application filed by a third party for the protected conditions of use that relies on any of the data from the new clinical investigations that was submitted by the innovator company. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA that does not rely on the innovator company’s data.

The Biologics Price Competition and Innovation Act of 2009 2009 (BPCIA) created an abbreviated pathway for companies to bring biologic drugs to market that are biosimilar to previously approved branded reference products by relying on clinical studies that were performed by the reference product sponsor. The BPCIA also created a 12-year period of data exclusivity for innovator biologics, whereby the FDA cannot approve a biological license application (BLA) for a biosimilar product relying on data for a specific reference product until 12 years after the reference product is first licensed. BLA supplements are not eligible for any additional exclusivity. The objectives of the BPCIA are conceptually similar to those of the Hatch-Waxman Act described above. The implementation of an abbreviated approval pathway for biosimilar products is under the direction of the FDA. Since the enactment of the BPCIA, the FDA has issued guidance on biosimilars, addressing scientific, quality and procedural issues relevant to an abbreviated application for a biosimilar product. As of December 2022, the FDA had approved 40 biosimilar products.

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

BRIUMVI (ublituximab-xiiy)

LFB Biotechnologies S.A.S, GTC Biotherapeutics, LFB/GTC LLC.

In January 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the LFB License Agreement). Under the terms of the LFB License Agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. As of December 31, 2022, we have incurred expenses of approximately $25.0 million related to milestones in accordance with the terms of the LFB License Agreement, $12.0 million of which was incurred in December of 2022 related to a milestone associated with receiving approval of BRIUMVI by the FDA. LFB Group is eligible to receive future payments of approximately $6.0 million, upon our successful achievement of certain regulatory milestones, in addition to royalty payments on net sales of ublituximab at a royalty rate in the high-single digits. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party.

Ildong Pharmaceutical Co. Ltd.(Ildong)

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

TG-1701 (BTK inhibitor)

In January 2018, we entered into a global exclusive license agreement with Jiangsu Hengrui, to acquire worldwide intellectual property rights, excluding Asia but including Japan, and for the research, development, manufacturing, and commercialization of products containing or comprising of any of Hengrui’s Bruton’s Tyrosine Kinase inhibitors containing the compounds of either TG 1701 (SHR1459 or EBI1459) or TG1702 (SHR1266 or EBI1266). Hengrui is eligible to receive milestone payments totaling approximately $350 million upon and subject to the achievement of certain milestones. Various provisions allow for payments in conjunction with the agreement to be made in cash or our common stock, while others limit the form of payment. In July 2020, we paid Hengrui $2.0 million as part of a milestone in accordance with the license agreement. Royalty payments in the low double digits are due on net sales of licensed products and revenue from sublicenses. Additionally, before we can license, sell, develop, or commercialize ublituximab within China, we must notify Hengrui, giving Hengrui the right of first offer. The agreement allows combinations of TG-1701 or TG-1702 with umbralisib, ublituximab, or U2. Additional combinations may be undertaken under the agreement subject to additional pre-specified payments to Hengrui.

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

TG-1801 (anti-CD47/anti-CD19 bispecific antibody)

In June 2018, we entered into a Joint Venture and License Option Agreement with Novimmune to collaborate on the development and commercialization of Novimmune’s novel first-in-class anti-CD47/anti-CD19 bispecific antibody known as TG 1801 (previously NI 1701). The companies will jointly develop the product on a worldwide basis, focusing on indications in the area of hematologic B-cell malignancies. We serve as the primary responsible party for the development, manufacturing and commercialization of the product. Milestone payments will be paid based on early clinical development, and the Company will be responsible for the costs of clinical development of the product through the end of the Phase 2 clinical trials, after which the Company and Novimmune will be jointly responsible for all development and commercialization costs. The Company and Novimmune will each maintain an exclusive option, exercisable at specific times during development, for the Company to license the rights to TG 1801, in which case Novimmune is eligible to receive additional milestone payments totaling approximately $185 million as well as tiered royalties on net sales in the high single to low double digits upon and subject to the achievement of certain milestones.

UKONIQ (umbralisib)

In September 2014, we exercised our option to license the global rights to umbralisib, thereby entering into an exclusive licensing agreement (the Umbralisib License) with Rhizen Pharmaceuticals, S A (Rhizen) for the development and commercialization of umbralisib. Rhizen is eligible to receive approval and sales-based milestone payments in the aggregate of approximately $175 million payable. Additionally, Rhizen receives tiered royalties that escalate from high single digits to low double digits on any net sales of umbralisib. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or any other exclusivity right in such country, unless the agreement is earlier terminated (i) by us for any reason, or (ii) by either party due to a breach of the agreement.

Cosibelimab

In March 2015, we entered into a global collaboration (the Collaboration Agreement) with Checkpoint Therapeutics, Inc. (Checkpoint) for the development and commercialization of Checkpoint’s anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies with an option to acquire rights in autoimmune diseases. Under the terms of the agreement, we will make development and sales-based milestone payments up to an aggregate of approximately $110 million and will pay a tiered low double-digit royalty on net sales. The royalty term will terminate on a country by country basis upon the later of (i) ten years after the first commercial sale of any applicable licensed product in such country, or (ii) the expiration of the last-to-expire patent containing a valid claim to any licensed product in such country.

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

For BRIUMVI, there are a number of established therapies with which we will compete:

●	We expect BRIUMVI will primarily compete against other iv CD20-targeted agents, while the group of CD20-targeted agents will also compete broadly against a number of already approved MS therapies. Currently, there is one other approved intravenously delivered anti-CD20 monoclonal antibody ocrelizumab (Roche Holdings AG). In addition, while we believe not directly competitive, there is also a subcutaneous anti-CD20 monoclonal antibody approved for MS, ofatumumab (Novartis AG).

TG-1701 and TG-1801 if approved will also face competition from drugs on the market and under development in the same therapeutic class as each of those drugs.

Additional information can be found under Item “1A - Risk Factors – Other Risks Related to Our Business” within this report.

SUPPLY AND MANUFACTURING

We have limited experience in manufacturing products for clinical or commercial purposes. We currently do not have any manufacturing capabilities of our own. We have established a contract manufacturing relationship for the commercial supply of BRIUMVI with Samsung Biologics. As with any supply program, obtaining materials of sufficient quality and quantity to meet the requirements of the market demand for BRIUMVI and our ublituximab development programs cannot be guaranteed and we cannot ensure that we will be successful in this endeavor.

To the extent possible and commercially practicable, we plan to develop back-up strategies for raw materials, manufacturing and testing services for our commercial products. Given the long lead times and cost of establishing additional commercial manufacturing sites we expect that we will rely on single contract manufacturers to produce our commercial products under current Good Manufacturing Practice, or cGMP, regulations for many years. Our commercial manufacturing partners have a limited number of facilities in which our product candidates can be produced and will have limited experience in manufacturing our product candidates in quantities sufficient for commercialization. Our third-party manufacturers will have other clients and may have other priorities that could affect their ability to perform the work satisfactorily and/or on a timely basis. Both of these occurrences would be beyond our control.

We expect to similarly rely on contract manufacturing relationships for any products that we may in-license or acquire in the future. However, there can be no assurance that we will be able to successfully contract with such manufacturers on terms acceptable to us, or at all.

Contract manufacturers are subject to ongoing periodic and unannounced inspections by the FDA, the Drug Enforcement Administration if applicable, and corresponding state agencies to ensure strict compliance with cGMP and other state and federal regulations. Where manufactured products are globally registered, similar regulatory inspection burdens are applicable from each and every marketed territory. If our manufacturing partners are inspected and deemed out of compliance with cGMPs, product recalls could result, inventory could be destroyed, production could be stopped, and supplies could be delayed or otherwise disrupted.

If we need to change manufacturers after commercialization, the FDA and corresponding foreign regulatory agencies may need to approve these new manufacturers in advance, which will involve testing, regulatory submissions, and additional inspections to ensure compliance with FDA regulations and standards and may require significant lead times and delay. Furthermore, switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly or on terms acceptable to us, or at all.

GOVERNMENT AND INDUSTRY REGULATION

Numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies, impose substantial regulations upon the clinical development, manufacture and marketing of our product candidates, as well as our ongoing research and development activities. We, along with our third-party contractors, will be required to navigate the various pre- and post-approval requirements of the governing regulatory agencies of the jurisdictions in which we wish to conduct clinical studies or market our product candidates. None of our product candidates, except BRIUMVI, are approved for sale in any market in which we have marketing rights. Before marketing in the U.S., any drug that we develop must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory review and approval process implemented by the FDA under the FDCA and, in the case of biologics, the Public Health Service Act. The FDA regulates, among other things, the pre-clinical and clinical testing, safety, efficacy, approval, manufacturing, quality control and assurance, record keeping, pharmacovigilance and adverse event reporting, packaging, labeling, storage, advertising, promotion, import and export, sale and distribution of biopharmaceutical products. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

Product Development and Applications for Marketing Authorization

The regulatory review and approval process is lengthy, expensive, and uncertain. We are required to submit extensive pre-clinical and clinical data and supporting information to the FDA for each indication or use to establish a drug candidate’s safety and efficacy before we can secure FDA approval to market or sell a product in the U.S. The approval process takes many years, requires the expenditure of substantial resources, and may involve ongoing requirements for post-marketing studies or surveillance. Before commencing clinical trials in humans, we must submit an IND to the FDA containing, among other things, pre-clinical data, chemistry, manufacturing and control information, and an investigative plan. Our submission of an IND may not result in FDA authorization to commence a clinical trial.

For purposes of clinical development and to pursue NDA or BLA approval, clinical trials are typically conducted in the following sequential phases:

●	Phase 1: The drug is administered to a small group of humans, either healthy volunteers or patients, to test for safety, dosage tolerance, absorption, metabolism, excretion, and clinical pharmacology.
●	Phase 2: Studies are conducted on more patients to assess the product's efficacy, to ascertain dose tolerance and the optimal dose range, and to gather additional data relating to safety and potential adverse events.
●	Phase 3: Studies establish safety and efficacy in an expanded patient population.
●	Phase 4: The FDA may require Phase 4 post-marketing studies to find out more about the drug’s long-term risks, benefits, and optimal use, or to test the drug in different populations.

Clinical testing must meet requirements for institutional review board oversight, informed consent and good clinical practices, and must be conducted pursuant to an IND, unless exempted. In addition, the FDA, equivalent foreign regulatory authority, or a data safety monitoring committee for a trial may place a clinical trial on hold or terminate it if it concludes that subjects are being exposed to an unacceptable health risk, or for futility. Any drug is likely to produce some toxicity or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for a sufficiently long period of time. Unacceptable toxicity or side effects may occur at any dose level at any time in studies in animals designed to identify unacceptable effects of a drug candidate, known as toxicological studies, or clinical trials of drug candidates. The appearance of any unacceptable toxicity or side effect could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our drug candidates and could ultimately prevent approval by the FDA or foreign regulatory authorities for any or all targeted indications.

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

Marketed products must meet the requirements of the Drug Supply Chain Security Act, or DSCSA, which regulates the commercial distribution of prescription drug products at the federal level. The DSCSA sets certain standards for federal or state registration, requires tracing of products through the pharmaceutical distribution supply chain, and imposes other requirements on entities in the supply chain, including manufacturers and repackagers, wholesale distributors, third-party logistics providers, and dispensers. The DSCSA requirements, development of standards, and the system for product tracing have been and will continue to be phased in per the DSCSA implementation timeline established by the FDA.

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

Should we wish to market our products outside the U.S., we must receive marketing authorization from the appropriate foreign regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. Importantly, the level of evidence of efficacy and safety necessary to apply for marketing authorization for a drug candidate differs from country to country. In particular, clinical trial endpoints, and the level of clinical evidence that may support, for example, an accelerated approval filing with the FDA, may be insufficient to file for marketing applications outside of the U.S. At present, companies are typically required to apply for foreign marketing authorizations at a national level. However, within the European Union, centralized registration procedures are available to companies wishing to market a product across the European Union member states. Typically, if the regulatory authority is satisfied that a company has presented adequate evidence of safety, quality and efficacy, then the regulatory authority will grant a marketing authorization. This foreign regulatory approval process, however, involves risks similar or identical to the risks associated with FDA approval discussed above, and therefore we cannot guarantee that we will be able to obtain the appropriate marketing authorization for any product in any particular country.

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

Since the enactment of the Affordable Care Act, certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, effective January 1, 2019. Although litigation and legislation over the Affordable Care Act are likely to continue, with unpredictable and uncertain results, we expect that the Biden administration may seek to expand and strengthen the Affordable Care Act.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the Act), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. Specifically, the Act authorizes and directs the Department of Health and Human Services (the DHHS) to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs to be selected by September 1, 2023, and the first year of maximum price applicability to begin in 2026. The Act further authorizes the DHHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. Finally, the Act creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending at $2,000 beginning in 2025. We cannot be sure whether additional or related legislation or rulemaking will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

The federal Health Insurance Portability and Accountability Act of 1996, (HIPAA), also created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposes reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit annual reports to the Centers for Medicare & Medicaid Services, which publicly posts the data on its website. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, (HITECH), and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, according to the U.S. Federal Trade Commission, (FTC), failing to take appropriate steps to keep consumers' personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC's guidance for appropriately securing consumers' personal information is similar to what is required under HIPAA.

In addition, we may be subject to state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Protection Act, (CCPA), which went into effect on January 1, 2020, established a privacy framework for covered businesses by creating an expanded definition of personal information, data privacy rights for consumers in California, and a potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA was recently amended by the California Privacy Rights Act (CPRA), expanding certain consumer rights such as the right to know. It remains unclear what, if any, additional modifications will be made to these laws by the California legislature or how these laws will be interpreted and enforced. The potential effects of the CCPA and CPRA are significant and may cause us to incur substantial costs and expenses to comply.

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

European Union member states, the United Kingdom, Switzerland, and other foreign jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. In the European Union and the United Kingdom, the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation, or GDPR. The GDPR, together with national legislation, regulations and guidelines of the European Union member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the European Union or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business to ensure full compliance. Furthermore, European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in or from the European Union or United Kingdom.

Human Capital

As of February 16, 2023, we had 226 full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage.

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

We expect to continue to grow our organization to support the commercialization of BRIUMVI and to enhance our overall development capabilities for current or future products under development.  As part of that process, we will continue to evaluate the business needs and market opportunities, balancing in-house expertise and core competencies with outsourced capacity.

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

We currently have one marketed product, BRIUMVI, which received approval from the FDA on December 28, 2022, for the treatment of relapsing forms of multiple sclerosis (RMS), to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults.

While we have initiated the commercial launch of BRIUMVI in the U.S., we have limited experience as a commercial company, and our ability to successfully overcome the risks associated with commercializing drugs in the biopharmaceutical industry, including the risk that our products do not achieve an adequate level of acceptance, remains uncertain. BRIUMVI, as well as other drugs that we may bring to the market in the future, may not gain market acceptance by physicians, patients, third-party payors and others in the healthcare community. As a result, we may not generate significant revenues or meet our revenue projections or guidance and may not become profitable. The degree of market acceptance of BRIUMVI, as well as any future product candidates for which we may receive approval, will depend on a number of factors, including:

●	the timing of our receipt of marketing approvals, the terms of such approvals, and the countries in which such approvals are obtained;
●	the efficacy, safety and tolerability as demonstrated in clinical trials and as compared to alternative treatments;
●	the timing of market introduction of BRIUMVI and any of our product candidates, as well as competitive products;
●	the indications for which our products are approved, and other aspects of the approved labeling for such products;
●	acceptance by physicians, advanced practitioners, major operators of neurology clinics, and patients of our products as safe, tolerable and effective treatments;
●	the potential and perceived advantages or disadvantages of our products compared to alternative treatments;
●	our ability to offer our products for sale at competitive prices;
●	the availability of adequate reimbursement by third-party payors and government authorities;
●	the extent of patient cost-sharing obligations, including copays and deductibles;
●	changes in regulatory requirements by government authorities for our products;
●	relative convenience and ease of administration;
●	the prevalence and severity of side effects and adverse events;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the effectiveness of our sales and marketing efforts;
●	protecting our rights in our intellectual property portfolio;
●	our ability to maintain a reliable supply of our products that meets market demand; and
●	favorable or unfavorable publicity relating to our products or relating to the Company.

In addition, the COVID-19 pandemic could impact commercialization of BRIUMVI. Patients and healthcare providers have raised concerns that immunosuppressive products like anti-CD20 antibodies and other B-cell targeted agents may increase the risk of acquiring COVID-19 or lead to more severe complications or outcomes upon infection, including death. These concerns may impact the commercial potential for BRIUMVI and other immunosuppressive products that we have in development. The length of time and full extent to which the COVID-19 pandemic directly or indirectly impacts our commercialization efforts depends on future developments that are highly uncertain, subject to change and are difficult to predict. For a discussion of additional pandemic-related risks to our business, see below under the heading “Risks Related to the COVID-19 Pandemic.”

If BRIUMVI, or any future product candidates for which we receive regulatory approval, do not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate sufficient revenue from these products and we may not become or remain profitable, which would have a material adverse effect on our business.

We may be subject to limitations on the indicated uses or requirements to fulfill certain post-marketing requirements to the satisfaction of regulatory authorities or may be unable to maintain marketing approval for BRIUMVI or future products that we may bring to market.

Regulatory approvals for our product or any of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the approved product candidate. For example, with respect to the FDA’s approval of BRIUMVI for RMS, maintenance of this approval is subject to certain post-marketing requirements and commitments, including long-term safety studies, as well as studies to evaluate the effects of BRIUMVI in pregnant women and pediatric populations, among others. These studies are highly specialized in their design and conduct and are associated with considerable expenses, and based on the outcome, could result in further labeling restrictions that could impair or restrict the way in which we are able to market BRIUMVI, or negatively impact its overall clinical profile.

In addition, with respect to BRIUMVI and any product candidate that the FDA or a comparable foreign regulatory authority approves, the manufacturing processes, testing, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices (GMPs), with Good Clinical Practices (GCPs), for any clinical trials that we conduct post-approval, and with Good Laboratory Practices (GLPs), for any nonclinical studies. Later discovery of previously unknown problems with a product or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things, restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, mandatory safety labeling changes or product recalls, suspension or revocation of product approvals, product seizure or detention, refusal to permit the import or export of products, and injunctions or the imposition of civil or criminal penalties, all of which would adversely affect our business, prospects and ability to achieve or sustain profitability.

BRIUMVI, and any of our product candidates for which we in the future obtain approval, may, after approval, be found to cause undesirable side effects that could result in significant negative consequences following commercialization.

As BRIUMVI or any future approved products are used more widely or for a longer duration after being brought to market, data may emerge from clinical studies, including confirmatory or other post-marketing studies, or from adverse event reporting, that may affect the commercial potential of our products. For example, as additional patients are exposed for longer durations to a product in the commercial and clinical settings, it is unknown whether greater frequency and/or severity of adverse events are likely to occur or whether an acceptable safety and tolerability profile will continue to be demonstrated. If we or others identify unexpected side effects, caused by BRIUMVI or our product candidates following introduction into the market, a number of potentially significant negative consequences could result, including:

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

The incidence and prevalence for target patient populations of BRIUMVI and our product candidates, including TG-1701 and TG-1801 in B-cell disorders, have not been established with precision. If the market opportunities for BRIUMVI and our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected.

The precise incidence and/or prevalence of RMS are unknown. Our projections of ublituximab in RMS, as well as the subset of these patients who have the potential to benefit from treatment with our products are based on estimates and our current knowledge and understanding of the disease. These estimates are typically based on one-on-one and group interactions with target physicians and other sources available at the time we make the estimates, including the scientific literature, healthcare utilization databases and market research. Although we believe our estimates are reasonable, and although there has been no material adverse condition in the market so far, many factors may limit their accuracy. For example, the sources we use to make the estimates may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases and the number of patients may turn out to be lower than expected.

The total addressable market opportunity for BRIUMVI ultimately depends upon, among other things, the approved prescribing information, acceptance by the medical community, patient access, and drug pricing and reimbursement. The number of patients in major markets, including the number of addressable patients in those markets, may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, new patients may become increasingly difficult to identify or gain access to, or patients and physicians may choose to utilize competitive products, all of which would adversely affect our results of operations and our business.

We face substantial competition, which may result in others commercializing drugs before or more successfully than we do resulting in the reduction or elimination of our commercial opportunity.

We operate in a highly competitive segment of the biotechnology and biopharmaceutical market. We face competition from numerous sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Many of our competitors have significantly greater financial, product development, manufacturing and commercialization resources. Large pharmaceutical companies have extensive experience in clinical testing and obtaining regulatory approval for drugs. Additionally, many universities and private and public research institutes are active in research in the same diseases that we are, including in the fields of neurology and immunology, some in direct competition with us. We may also compete with these organizations to recruit scientists and clinical development personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

 New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace. These developments may render our product or product candidates obsolete or noncompetitive. Compared to us, many of our potential competitors have substantially greater:

●	research and development resources, including personnel and technology;
●	regulatory experience;
●	pharmaceutical development, clinical trial and pharmaceutical commercialization experience;
●	experience and expertise in exploitation of intellectual property rights; and
●	capital resources.

We will also face competition from these third parties in recruiting and retaining qualified personnel, establishing clinical trial sites, patient registration for clinical trials, and in identifying and in-licensing new products and product candidates.

BRIUMVI, as well as any products that we are able to commercialize in the future, may become subject to unfavorable pricing regulations or third-party payor coverage and reimbursement policies, which would harm our business.

The regulations that govern regulatory approvals, pricing and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the drug candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the drug candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more products, even if more of our product candidates obtain marketing approval. Eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent.

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

If we are unable to expand our commercialization operations, we may not be successful in commercializing BRIUMVI or any product candidate, if and when such product candidates are approved, and we may not be able to generate any revenue.

Commercialization of pharmaceutical products is an extremely complex and highly capital and resource intensive process, even for established companies with existing infrastructure and significantly greater resources than we have, challenges have occurred.

We have made and continue to make significant investments in our commercial organization and infrastructure. We built processes and systems to support the commercialization of UKONIQ in the U.S. Although we withdrew UKONIQ from sale, we are using and expanding upon many of those systems and processes to market BRIUMVI following its commercial launch on January 26, 2023. There are risks involved with establishing our own commercialization capabilities. For example, if we are unable to recruit and retain adequate numbers of effective personnel to support the ongoing commercialization of BRIUMVI, we may not be successful in marketing and selling the product.

Additional factors that may inhibit our efforts to commercialize BRIUMVI and our other product candidates on our own and generate product revenues include:

●	the costs and time associated with the initial and ongoing training of commercialization personnel on the applicable disease states, products, competitors, and legal and regulatory compliance matters;
●	the inability of commercialization personnel to obtain access to physicians or to effectively promote or provide education about BRIUMVI and any future approved products;
●	the lack of complementary drugs to be offered by the Company, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
●	decisions by third-party payors to deny reimbursement of or delay coverage decisions regarding BRIUMVI or following approval of any product candidates;
●	our ability to maintain a healthcare compliance program including effective mechanisms for compliance monitoring;
●	the timing of product availability for commercial sale following approval and continued product supply; and
●	unforeseen costs and expenses associated with creating a commercialization organization

In the future, we may choose to participate in sales activities with collaborators for our product and for our product candidates if and when they are approved, particularly for regions outside the U.S. However, there are also risks with entering into these types of arrangements with third parties to perform sales, marketing and distribution services. For example, we may not be able to enter into such arrangements on terms that are favorable to us. Our drug revenues or the profitability of these drug revenues to us are likely to be lower than if we were to market and sell any products or product candidates that we develop ourselves. In addition, we likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product or product candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drug candidates. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

We may expand into certain European markets. Building and maintaining an infrastructure outside the United States is expensive, complex, resource intensive and time consuming. We have not undertaken significant commercialization activities outside of the U.S., including in the EU, where the potential market opportunity for ublituximab, if approved, is smaller than the U.S. If we were to do so, we would expect to incur significant expenses in establishing an infrastructure to commercialize outside the U.S. If this were to occur, depending on the expenses incurred, it could have a negative impact our cash resources.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any drug candidates that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and an even greater risk in connection with the commercialization of BRIUMVI and any other products for which we may receive marketing authorization in the future. If we cannot successfully defend ourselves against claims that BRIUMVI or any of our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any products that we may commercialize;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigation, including the risk that any individuals who may face such related litigation may in turn seek to recover from us;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue; and
●	the inability to commercialize any products or product candidates that we may develop.

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

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in January 2012. To date, our operations have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking pre-clinical studies and clinical trials, commercializing UKONIQ (which we withdrew from sale), and launching BRIUMVI. We are transitioning from a company with a research and development focus and commercialization capabilities in oncology to a company capable of supporting commercial activities in neurology and immunology in the U.S. and outside the U.S. This transition involves a wide variety of risks, and we may not be successful in such transition.

Since inception, we have focused our efforts and financial resources on clinical trials, manufacturing of our product and product candidates, and preparing to support a commercial product. To date, we have financed our operations primarily through public offerings of our common stock and debt financing. Since inception, we have incurred significant operating losses. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have an adverse effect on our stockholders’ deficit and working capital.  BRIUMVI is currently our only marketed product. We expect to continue to incur significant research and development expenses and we expect to continue to incur significant commercialization and outsourced-manufacturing expenses as we commercialize BRIUMVI. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate substantial revenue.

 We have not generated any significant revenue from sales of any of our products. It is uncertain when and if we will generate any significant revenue from the sale of our product or any product candidates, if approved, in the future. Furthermore, no assurance can be given that we will meet revenue projections or guidance with respect to BRIUMVI or our product candidates, if approved. To obtain significant and sustained revenues and meet our revenue projections or guidance, we must succeed, either alone or with others, in (i) obtaining and maintaining regulatory approval for our product and product candidates; and (ii) manufacturing and marketing our products and product candidates. Our ability to generate sustained revenue depends on a number of factors, including, but not limited to, our ability to:

●	successfully complete clinical trials that meet their clinical endpoints;
●	initiate and successfully complete all safety, pharmacokinetic, biodistribution, and non-clinical studies required to obtain U.S. and foreign marketing approval for our product and product candidates;
●	obtain approval from the FDA and foreign equivalents to market and sell our product and product candidates, and maintain FDA approval of BRIUMVI for RMS;
●	establish and maintain commercial manufacturing capabilities with third parties that are satisfactory to the regulatory authorities, cost effective, and that are capable of providing commercial supply of our product and product candidates;
●	expand on our commercialization infrastructure to commercialize BRIUMVI, and/or entering into collaborations with third parties; and
●	achieve market acceptance of BRIUMVI and any other products for which we may receive regulatory approval in the medical community and with third-party payors.

If we are unable to generate significant and sustained revenues, we will not become profitable and we will be unable to continue our operations without continued funding.

We will need to raise substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate some of our drug development programs or commercialization efforts.

The development of pharmaceuticals is capital-intensive. We are currently advancing our early-stage drug candidates, TG-1701 and TG-1801 in ongoing Phase 1 studies to identify tolerable and efficacious doses, we are also advancing BRIUMVI for long-term tolerability in an Open-Label Extension of the Phase 3 ULTIMATE I and II trials and anticipate conducting additional clinical studies in the near future including those necessary to satisfy post-approval commitments for regulatory authorities. Moreover, now that we have launched BRIUMVI, we will need to expend substantial resources on maintaining approvals, continuing commercialization, and manufacturing over the next 6 to 12 months.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to, the following:

●	the success of the commercialization of BRIUMVI and any other products for which we receive regulatory approval;
●	the costs and timing of clinical and commercial manufacturing supply arrangements for each product and product candidate;
●	the costs of expanding our sales, distribution, and other commercialization capabilities;
●	the costs and timing of regulatory approvals;
●	the progress of our clinical trials, including expenses to support the trials and milestone payments that may become payable under our license agreements;
●	our ability to establish and maintain strategic collaborations, including licensing and other arrangements;
●	the costs involved in enforcing or defending patent claims or other intellectual property rights; and
●	the extent to which we in-license or invest in other indications or product candidates.

As a result, significant additional funding will be required. Additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we could be forced to discontinue product development, reduce or forego commercialization efforts that are required for successful commercialization of BRIUMVI, or any of our product candidates and otherwise forego attractive business opportunities. Any additional sources of financing may involve the issuance of our equity securities, which would have a dilutive effect to stockholders. Currently, other than BRIUMVI, our products are investigational and have not been approved by the FDA or any foreign regulatory authority for sale. For the foreseeable future, we will have to fund all our operations and capital expenditures from sales of BRIUMVI in the U.S., cash on hand, and amounts raised in future offerings or financings. Accordingly, our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in the early stages of commercial operations and the competitive environment in which we operate.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates and occupy valuable management time and resources.

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than funds already borrowed under the loan and security agreement that we entered into with Hercules in February 2019, and which was expanded in December 2021 (see Note 6 to our consolidated financial statements for more information). To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. We may also seek funds through collaborations, strategic alliances or licensing arrangements with third parties at a time that is not desirable to us and we may be required to relinquish valuable rights to some intellectual property, future revenue streams, research programs or products and product candidates or to grant licenses on terms that may not be favorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, which could limit our ability to expand our business operations and could harm our overall business prospects. See our risk factors below under the heading “Risks Related to Our Indebtedness.”

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

The timelines and projections in this report are predicated upon the assumption that we will raise additional financing in the future to continue our long-term commercialization efforts and the development of our product and product candidates. In the event we do not successfully raise subsequent financing, such commercialization and product development activities may be curtailed commensurate with the magnitude of the shortfall. If our commercialization or product development activities are slowed or stopped, we would be unable to meet the timelines and projections outlined in this filing. Failure to progress our commercialization activities or the development of our product and product candidates as anticipated will have a negative effect on our business, future prospects, and ability to obtain further financing on acceptable terms, if at all, and the value of the enterprise.

Due to limited resources, we may fail to capitalize on programs or product candidates that may present a greater commercial opportunity or for which there is a greater likelihood of success.

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

In February 2019, we entered into a Loan and Security Agreement, with Hercules Capital, Inc., a Maryland corporation (Hercules) and on December 30, 2021 (the First Amendment Closing Date), the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Hercules. Under the Amended Loan Agreement, Hercules increased the aggregate principal amount of the loan, available at the Company’s option, from $60.0 million to $200.0 million (see Note 6 to our consolidated financial statements for more information). A first advance of $70.0 million was drawn at the First Amendment Closing Date, a portion of which was used to refinance the then outstanding loan balance of approximately $7.8 million. Now that we have received approval for BRIUMVI, we have the option to request an additional $45.0 million under the Amended Loan Agreement. Such option will lapse if not elected by March 31, 2023. We have the option to request additional loan advances, in an aggregate principal amount of up to $65.0 million under the Amended Loan Agreement.

All obligations under the Amended Loan Agreement are secured by substantially all our existing property and assets, excluding intellectual property. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing its outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

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

Failure to satisfy our current and future debt obligations under the Amended Loan Agreement, or the breach of any of its covenants, subject to specified cure periods with respect to certain breaches, could result in an event of default and, as a result, Hercules could accelerate all the amounts due. In the event of an acceleration of amounts due under the Amended Loan Agreement as a result of an event of default, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Hercules could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the term loan for its benefit, which collateral includes substantially all our property other than intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

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

Risks Related to Drug Development and Regulatory Approval

If we are unable to obtain and maintain regulatory approval for our product candidates and ultimately cannot successfully commercialize our product or product candidates, or experience significant delays in doing so, our business will be materially harmed.

On April 15, 2022, we announced our voluntary withdrawal of the pending BLA and sNDA for U2 to treat CLL and SLL and the voluntary withdrawal of UKONIQ from the market. We are still assessing the impact, if any, of the withdrawal of the BLA and sNDA for U2 and the withdrawal of UKONIQ from sale.

Our ability to generate revenues from product sales will depend largely on the successful commercialization of BRIUMVI. Each of our product candidates will require additional non-clinical or clinical development, regulatory approval, and sufficient clinical and commercial supply. The success of our development programs and achievement of regulatory approval of our product candidates will depend on several factors, including the following:

●	successful completion of our clinical programs with positive results that support a finding of effectiveness and an acceptable safety profile of our product candidates in the intended populations within the timeframes we have projected;
●	INDs and clinical trial applications (CTAs), being cleared/approved such that our product candidates can commence clinical trials;
●	successful initiation and completion of preclinical studies and successful initiation of, enrollment in, and completion of clinical trials;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	receipt of regulatory approvals from applicable regulatory authorities for our product candidates;
●	establishing commercially viable arrangements with third-party manufacturers for clinical supply and commercial manufacturing; and
●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates.

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

Further, from time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, time-to-event based endpoints such as duration of response (DOR) and progression-free survival (PFS) have the potential to change with longer follow-up. In addition, as patients continue on therapy, there can be no assurance given that the final safety data from studies, once fully analyzed, will be consistent with prior safety data presented, will be differentiated from other similar agents in the same class, will support continued development, or will be favorable enough to support regulatory approvals for the indications studied. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. The information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and regulators or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line or preliminary data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions we have reached, our ability to obtain approval for, or successfully commercialize, our product or product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

Whether or not and how quickly we complete clinical trials depends in part upon the rate at which we are able to engage clinical research/trial sites and, thereafter, the rate of enrollment of patients, and the rate at which we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are currently conducting or planning clinical trials that seek to enroll patients with the same diseases that we are studying. We may experience unforeseen events, such as the COVID-19 pandemic, that could delay or prevent our ability to complete current clinical trials, initiate new trials, receive marketing approval or commercialize our product candidates, including:

●	the FDA or other regulatory authorities may require us to submit additional data or impose other requirements before permitting us to initiate a clinical trial;
●	the FDA or other regulatory authorities or institutional review boards (IRBs) or ethics committees (ECs) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or in a country; we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective clinical research organizations (CROs), the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulatory authorities may require us, to conduct additional pre-clinical studies or clinical trials or we may decide to abandon drug development programs;
●	the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, and enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	our third-party contractors, including our clinical trial sites, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to or regulatory authorities or IRBs or ECs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our product candidates may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate, including, without limitation, as a result of disruptions to our supply chains caused by global health crises, such as the COVID-19 pandemic, international conflicts such as the Russian invasion of Ukraine, economic instability, or natural disasters;
●	regulatory authorities may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulatory authorities, IRBs or ECs to suspend or terminate the trials, or reports may arise from pre-clinical or clinical testing of other therapies in the same or a similar class that raise safety or efficacy concerns about our product candidates.

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

Our product or product candidates may cause undesirable side effects that could delay or prevent their regulatory approval, or impact their availability and commercial potential after approval.

Unacceptable or undesirable adverse events caused by BRIUMVI or any of our product candidates that we take into clinical trials could cause either of, a DSMB, or regulatory authorities to interrupt, delay, modify or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. This, in turn, could prevent us from commercializing the affected product candidate and generating revenues from its sale.

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

Any products or product candidates we may advance through clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals.

The clinical development, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, import, export, marketing and distribution, and pharmacovigilance and adverse event reporting of our product or product candidates or any future product candidates are subject to extensive regulation by the FDA in the United States and by comparable regulatory authorities worldwide. In the United States, we are not permitted to market a product candidate until we receive approval of a BLA or NDA from the FDA. The process of obtaining a BLA or NDA approval is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the products involved. In addition, approval policies or regulations may change over time. If we fail to gain approval to commercialize our product candidates from the FDA and other foreign regulatory authorities in the timelines we project or at all, we may be unable to generate the revenues that we may project or generate revenues at levels sufficient to sustain our business.

The FDA and foreign regulatory authorities have substantial discretion in the pharmaceutical product approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. During the regulatory review process, the FDA or other regulatory authorities may disagree with or not accept our clinical trial design, may have questions about the potential impact of our study design on conclusions that can be drawn from the data, may interpret results differently than we do, may apply the results of our trials in one disease to the review of a regulatory application for a different disease even if the doses and therapeutic areas are distinct, and may change its view on the criteria that must be met for approval. This could happen even for a protocol that has received a SPA. There is no guarantee that the FDA will not delay, limit or deny approval of our product candidates in the future.

Furthermore, some of our clinical trials may be conducted as open-label studies, meaning that trial participants, investigators, site staff, some employees of our CROs, and our field-level employees (e.g., clinical research associates and monitors), among others, have knowledge of treatment arm assignments on a patient-level, which has the potential to introduce bias into study conduct. Further, even when our clinical trials are double-blind, double-dummy studies, unblinding of treatment arm assignment may occur from time to time, for example, on the occurrence of unexpected safety events which may necessitate understanding of study treatment. While we believe we have put in place adequate firewalls to prevent inappropriate unblinding of study data consistent with standard industry practice for these types of studies, no assurance can be given that issues related to study conduct will not be raised. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the study design or data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee in evaluating (among other things) clinical data and safety and effectiveness considerations prior to making its final decision. These issues could cause a delay in the FDA’s review, lead the FDA to deny approval, or lead the Company to withdraw a regulatory application.

Other reasons that the FDA or regulatory authorities around the world may delay, limit or deny approval of a product candidate, include:

●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is tolerable and effective for an indication;
●	the FDA may not accept clinical data from trials conducted by individual investigators or in countries where the standard of care is potentially different from that of the United States;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies and/or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA, NDA or other marketing authorization submission to obtain regulatory approval in the United States or elsewhere;
●	the FDA or comparable foreign regulatory authorities may not approve the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators currently contract for clinical supplies and plan to contract for commercial supplies;

●	during the course of review, the FDA or foreign regulatory authorities may raise issues and request or require additional preclinical, clinical, chemistry, manufacturing, and control (CMC), or other data and information, and the development and provision of these data and information may be time consuming. We may not be able to generate the data within the time period necessary to obtain approval within the established regulatory review timelines, such as by a PDUFA goal date or at all to satisfy the FDA or foreign regulatory authorities;
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; or
●	interruptions or delays in the operations of the FDA and foreign regulatory authorities as a result of global health or economic crises, such as the COVID-19 pandemic, international conflict, or national disasters may negatively impact review, inspection, and approval timelines.

Even if we succeed in obtaining regulatory approval for a product candidate, the FDA may require post-marketing studies, including additional clinical trials such as those necessary to assess drug interactions or activity of a product in specific populations, which may be costly. The outcomes of post-marketing studies may impact product labeling and therefore, there can be no guarantee that the product attributes contained in the initial prescribing information will be maintained as future studies produce data. This includes, without limitation, additional results from studies evaluating drug-drug interactions and patients with certain comorbidities that may restrict the use of an approved product in select populations or introduce dose modifications or contraindicated concomitant medications that have the potential to impact the utility of a product or its perceived product profile among prescribers. Post-marketing studies may also lead to the introduction of new warnings in the product prescribing information. The FDA may require adoption of a REMS program requiring prescriber training or a post-marketing registry or may restrict the marketing and dissemination of our products. Finally, failure to complete a post-marketing commitment by the applicable post-marketing milestone date may lead to withdrawal of the product or indication. Any requirements to conduct post-approval studies or fulfill special post-approval requirements could impact our ability to commercialize our product or product candidates and increase our costs.

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

We may seek orphan drug designation for some of our drug candidates. However, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes FDA or EMA from approving another marketing application for the same drug or biologic for that time period. Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the designated drug from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve another product that meets the definition of a “same drug” under 21 C.F.R. 316.3 for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan drug designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA exercises its authority to revoke orphan drug designation, which it may do on a variety of grounds, including that the request contained an untrue statement of material fact or omitted material information, or that the drug in fact was not eligible for orphan drug designation. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we intend to seek orphan drug designation for our other drug candidates, we may never receive such designations. Even if we receive orphan drug designation for any of our drug candidates, there is no guarantee that we will enjoy the benefits of those designations or obtain orphan drug exclusivity. In addition, the U.S. Orphan Drug Act may be subject to amendments that could reduce the period of marketing exclusivity or change the qualifications for orphan drug designation, which could adversely impact our products or product candidates that have or may be eligible for orphan drug designation.

We are conducting clinical trials and anticipate conducting additional clinical trials for our product and product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations or clinical trial activities in such locations may be impacted by political conditions, including international conflict.

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

In addition, our clinical studies with sites outside the United States may be adversely impacted by international conflict. For example, in February 2022, Russia initiated a full-scale military invasion of Ukraine. In one or both countries, as well as neighboring countries that may be impacted by this conflict (e.g. Poland, Slovakia, Belarus, Georgia), we have clinical trial sites for our RMS and/or oncology programs. While no clinical trials are actively enrolling patients in these territories, there are a number of trial subjects in long-term treatment and follow-up. The political and physical conditions in Russia and Ukraine have disrupted our ability to supply investigational drug product to impacted sites; impacted patients’ ability to partake in our clinical trials and our ability to gather data on those patients, including long-term follow-up data; and resulted in suspension of clinical trial activities at impacted sites. Furthermore, the United States and its European allies have imposed significant new sanctions against Russia and Belarus, including regional embargoes, full blocking sanctions, and other restrictions targeting major Russian financial institutions. Specifically, such sanctions have included, among other things, a prohibition on doing business with certain Russian companies, officials, and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (SWIFT) electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Our ability to conduct clinical trials in Russia, Belarus, Ukraine and elsewhere in the region may also become restricted under applicable sanctions laws. The conflict, as well as government responses, has resulted in global economic instability, which could affect our supply chain and commercialization efforts. While we do not believe this conflict will have a material impact on product development or our overall business, given the rapidly evolving situation and the potential to expand beyond Ukraine and Russia, the full impact of the conflict remains uncertain.

Approval of one of our product candidates in the United States would not assure approval of that candidate in foreign jurisdictions.

We intend to seek product approvals in certain countries outside of the United States. The approval procedures for pharmaceuticals vary among countries and obtaining approval in one jurisdiction does not guarantee approval in another jurisdiction. For example, even if the FDA grants approval of a product candidate, comparable regulatory authorities in foreign jurisdictions may not approve the same product candidate or may require additional evidence for approval. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. In many countries outside the United States, the product must be approved for reimbursement before it can be marketed. As a general matter, however, the foreign regulatory approval process involves a lengthy and challenging process with risks similar or identical to the risks associated with the FDA approval discussed above. Therefore, we cannot guarantee that we, or future collaborators, will obtain approvals of our product and product candidates in any foreign jurisdiction on a timely basis, if at all. Failure to receive approval in certain foreign markets could significantly impact the full market potential of our product and product candidates and may negatively impact the regulatory process in other countries. Furthermore, if we obtain regulatory approval for a product or product candidate in a foreign jurisdiction, we will be subject to the burden of complying with complex regulatory, legal, and other requirements that could be costly and could subject us to additional risks and uncertainties.

We have product candidates still under development and are also engaging manufacturing partners in commercial manufacturing activities, and as such clinical and commercial manufacturing site additions and process improvements implemented in the production of our product and product candidates may affect their timely delivery or quality.

We have limited experience in manufacturing products for clinical or commercial purposes. We currently do not have any manufacturing capabilities of our own. We have established a contract manufacturing relationship for the commercial supply of BRIUMVI with Samsung Biologics. As with any supply program, obtaining materials of sufficient quality and quantity to meet the requirements of the market demand for BRIUMVI and our development programs cannot be guaranteed and we cannot ensure that we will be successful in these endeavors.

To the extent possible and commercially practicable, we plan to develop back-up strategies for raw materials, manufacturing and testing services for our commercial products. Given the long lead times and cost of establishing additional commercial manufacturing sites we expect that we will rely on single contract manufacturers to produce our commercial products under current Good Manufacturing Practice, or cGMP, regulations for many years. Our commercial manufacturing partners have a limited number of facilities in which our product candidates can be produced and will have limited experience in manufacturing our product candidates in quantities sufficient for commercialization. Our third-party manufacturers will have other clients and may have other priorities that could affect their ability to perform the work satisfactorily and/or on a timely basis. Both of these occurrences would be beyond our control.

We expect to similarly rely on contract manufacturing relationships for our development programs and any products that we may in-license or acquire in the future. However, there can be no assurance that we will be able to successfully contract with such manufacturers on terms acceptable to us, or at all.

Contract manufacturers are subject to ongoing periodic and unannounced inspections by the FDA, the Drug Enforcement Administration if applicable, and corresponding state agencies to ensure strict compliance with cGMP and other state and federal regulations. Where manufactured products are globally registered, similar regulatory inspection burdens are applicable from each and every marketed territory. If our manufacturing partners are inspected and deemed out of compliance with cGMPs, product recalls could result, inventory could be destroyed, production could be stopped, and supplies could be delayed or otherwise disrupted.

If we need to change manufacturers either before or after commercialization, the FDA and corresponding foreign regulatory agencies may need to approve these new manufacturers in advance, which will involve testing, regulatory submissions, and additional inspections to ensure compliance with FDA regulations and standards and may require significant lead times and delay. Furthermore, switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly or on terms acceptable to us, or at all.

Some of our product and product candidates are currently manufactured in relatively small batches for use in pre-clinical and clinical studies. Process improvements implemented to date have changed, and process improvements in the future may change, the activity and/or analytical profile of the product or product candidates, which may affect the safety and efficacy of the products. It is possible that additional and/or different adverse events may appear among patients exposed to drug product manufactured under one process compared to the other, or that adverse events may arise with greater frequency, intensity and duration among patients exposed to drug product manufactured under one process compared to the other.

 Further, no assurance can be given that the material manufactured from any future optimized processes, if any, for ublituximab or any of our product candidates will perform comparably to the product or product candidates as manufactured to date which could result in an unexpected safety or efficacy outcome as compared to the data published or presented to date. Similarly, following each round of process improvements, if any, for any of our drug candidates, future clinical trial results conducted with the new material will be subject to uncertainty related to the effects, if any, of those additional process improvements that were made.

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

There continue to be efforts to lower drug prices through increased competition, with policy proposals seeking to facilitate generic and biosimilar approval and marketing authorization. For example, in 2018, the FDA announced the Biosimilar Action Plan and sought input on how the agency can best facilitate greater availability of biosimilar products, including input on whether changes to an approved biologic (e.g., a new indication) would be protected by the remainder of the statutory 12-year exclusivity period (commonly referred to as umbrella exclusivity). In the event there is a modification to the biologic exclusivity period or other steps taken to facilitate biosimilar or generic approvals, we could experience biosimilar/generic competition of any products for which we receive FDA approval at an earlier time than currently anticipated.

Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the Act), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. Specifically, the Act authorizes and directs the Department of Health and Human Services (the DHHS) to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs to be selected by September 1, 2023, and the first year of maximum price applicability to begin in 2026. The Act further authorizes the DHHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. Finally, the Act creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending at $2,000 beginning in 2025. We cannot be sure whether additional or related legislation or rulemaking will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

Furthermore, legislative and regulatory proposals have been made to expand post-approval requirements, make changes the Orphan Drug Act and related guidance, and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

In many international markets, including the European Union, the government regulates prescription drug prices, patient access, and/or reimbursement levels to control the biopharmaceutical budget of their government-sponsored healthcare system. The European Union and some individual countries have announced or implemented measures and may in the future implement new or additional measures, to reduce biopharmaceutical costs to contain the overall level of healthcare expenditures. These measures vary by country and may include, among other things, non-coverage decisions, patient access restrictions, international price referencing, mandatory discounts or rebates, and cross-border sales of prescription drugs. These measures may adversely affect our ability to generate revenues or commercialize our product or product candidates in certain international markets.

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

With the FDA approval of BRIUMVI in December 2022, we are subject to additional extensive healthcare statutory and regulatory requirements and oversight by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our past, current and future relationships, arrangements and interactions with these professionals and entities, as well as with patients and patient advocacy organizations will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our drug candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the federal False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the so-called federal “Sunshine Act” under the Affordable Care Act requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to monitor and report information related to payments and other transfers of value to and the ownership and investment interests of physicians and teaching hospitals (and additional categories of healthcare providers beginning with reports submitted in 2022) to the federal government for redisclosure to the public;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	a wide range of federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers including those related to privacy;
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
●
the Drug Supply Chain Security Act (DSCSA), which imposes obligations on entities in the commercial product supply chain, including manufacturers, to identify and track prescription drugs as they are distributed in the U.S.; and

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

As we continue commercialization of BRIUMVI, we are taking steps to provide patient support services to help patients access the product. Our patient support program will be administered in conjunction with a patient support program vendor and other third parties. There has been heightened governmental scrutiny over the scope of patient support programs and the manner in which drug manufacturers and their vendors operate such programs. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws, regulations, or evolving government guidance on patient support programs. A government investigation, regardless of its outcome, could impact our business practices, harm our reputation, divert attention of management, increase our expenses and reduce availability of assistance to patients. If we or our vendors are deemed to fail to comply with relevant laws, regulations or government guidance in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions.

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations involves substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. The compliance and enforcement landscape, and related risk, is informed by government enforcement precedent and settlement history, Advisory Opinions, and Special Fraud Alerts. Our approach to compliance may evolve over time in light of these types of developments. Additionally, the potential safe harbors available under the Anti-Kickback Statute are subject to change through legislative and regulatory action, and we may decide to adjust our business practices or be subject to heightened scrutiny as a result. If our operations, including activities to be conducted by our sales team, were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, qui tam actions brought by individual whistleblowers in the name of the government, and the curtailment or restructuring of our operations.

If we violate applicable data privacy and security laws, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations.

We may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business.

Within the United States, various federal and state laws regulate the privacy and security of personal information and so may affect our business operations. For example, at the federal level, our operations may be affected by the data privacy and security provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations. HIPAA affects the ability of healthcare providers and other entities with which we may interact, including clinical trial sites, to disclose patient health information to us. Under Section 5(a) of the Federal Trade Commission Act (the FTCA), the FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. States may also impose requirements, for example the California Consumer Privacy Act (the CCPA), went into effect in January 2020 creating data privacy obligations for covered companies and providing privacy rights to California residents, including the right to opt out of certain disclosures of their information. Colorado, Connecticut, Utah and Virginia have also enacted data privacy statutes, and both California and Colorado are also undergoing rulemaking procedures to finalize regulatory regimes to supplement their privacy statutes.

Numerous other jurisdictions regulate the privacy and security of personally identifiable data. For example, the processing of personal data in the European Economic Area (the EEA), is subject to the General Data Protection Regulation (GDPR), which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, exercising data subject rights and reporting certain data breaches to regulators and affected individuals, as well as how we document our relationships with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the European Commission to lack an adequate level of data protection, such as the United States. In July 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S., which decision may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation.

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

Any product for which we obtain marketing approval, including BRIUMVI, could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with products.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to generate clinical, preclinical and other data necessary to support the regulatory applications needed to conduct clinical trials and submit for marketing approval. We rely on third parties to help conduct our planned clinical trials. If these third parties do not perform their services as required, we may not be able to obtain regulatory approval for or commercialize our product or product candidates when expected or at all.

In order to submit an IND, BLA, or NDA to the FDA and maintain these applications, it is necessary to submit all information on the clinical, non-clinical, chemistry, manufacturing, controls and quality aspects of the product candidate. Clinical trial applications and marketing authorization applications for foreign regulatory bodies have substantially similar requirements. We rely on our third-party contractors and our licensing partners to provide portions of this data. If we are unable to obtain this data, or the data is not sufficient to meet the regulatory requirements, we may experience significant delays in our development programs and commercialization efforts.

Additionally, we use CROs to assist in the conduct of our current clinical trials and expect to use such services for future clinical trials and we rely upon medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and appropriate regulations. Our current and future CROs, investigators and other third parties play a significant role in the conduct of our trials and the subsequent collection and analysis of data from the clinical trials. There is no guarantee that any CROs, investigators and other third parties will devote adequate time and resources to our clinical trials or perform as contractually required. If any third parties upon whom we rely for administration and conduct of our clinical trials fail to meet expected deadlines, fail to adhere to its clinical protocols or otherwise perform in a substandard manner, our clinical trials may be extended, delayed or terminated, and we may not be able to commercialize our product or product candidates. In addition to the third parties identified above, we are also heavily reliant on the conduct of our patients enrolled to our studies by our third-party investigators. We rely on our clinical trial sites and investigators to properly identify and screen eligible candidates for our clinical trials, and for them to ensure participants adhere to our clinical protocol requirements. The majority of our clinical trial conduct occurs in the outpatient setting, where patients are expected to continue to adhere to our study protocol specified requirements. The ability of our enrolled patients to properly identify, document, and report adverse events; take protocol specified study drugs at the correct quantity, time, and setting, as applicable; avoid contraindicated medications; and comply with other protocol specified procedures such as returning to the trial site for scheduled laboratory and disease assessments, is wholly out of our control. Deviations from protocol procedures, such as those identified previously, could materially affect the quality of our clinical trial data, and therefore ultimately affect our ability to develop and commercialize our drug candidates. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. If any of our clinical trial sites is required by the FDA or IRB to close down due to data management or patient management or any other issues, we may lose clinical trial subjects.

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

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product or product candidates. As a result, we believe that our financial results and the commercial prospects for our product or product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We contract with third parties for the manufacture of BRIUMVI for commercial supply, as well as all of our clinical product supply, and we expect to continue to do so. This reliance on third parties increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture, testing, packaging and labeling of any products that we commercialize and our product candidates for pre-clinical development and clinical testing. For example, we currently rely on Samsung Biologics for clinical and commercial supply of ublituximab. Our reliance on third parties increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

The facilities used by contract manufacturers to manufacture, test, package, and label our product and product candidates typically undergo periodic inspections by the FDA or a comparable foreign regulatory authority to verify compliance with applicable cGMP regulations. Additional inspections may be conducted after we submit our marketing applications to or receive marketing approval from the FDA or a comparable foreign regulatory authority. Although the FDA and other regulators impose requirements regarding our selection, qualification, oversight, and monitoring of our contract manufacturers and hold us responsible for the ultimate compliance of our products, we do not directly control the manufacturing process of our third-party contract manufacturers and are subject to risks associated with their ability to comply with cGMPs in connection with the manufacture of our products and product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others and the compliance concerns cannot be resolved, remediated, or otherwise addressed to the FDA’s or others’ satisfaction in a timely manner during the review of any marketing applications that we submit, it may negatively impact our ability to obtain regulatory approval for our drug candidates or obtain approval within projected timelines. We cannot guarantee the ability of our third-party manufacturers to maintain compliance with cGMP regulations, including having adequate quality control, quality assurance and qualified personnel. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products or product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our products or product candidates.

Our reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for regulatory compliance and quality assurance;
●	the possible breach of the manufacturing, supply or quality agreement by the third party;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval or interrupt commercial distribution. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers causing additional costs and delays in identifying and qualifying any such replacement. If a new contract manufacturer is not successful in replicating the product or experiences delays, or if regulatory authorities impose unforeseen requirements with respect to product comparability from multiple manufacturing sources, we may experience delays in clinical development or an interruption in our commercial supply. No assurance can be given that any new manufacturer will be successful or that material manufactured by a new manufacturer will perform comparably to product manufactured by the previous manufacturer or that the relevant regulatory agencies will agree with our interpretation of comparability. Any significant delays or gaps in supply of commercial or clinical products may adversely affect our clinical development program, our ability to commercialize any drugs that receive marketing approval on a timely and competitive basis, and our future profit margins.

We also rely on other third parties to store and distribute drug supplies for our clinical trials and for commercial demand for BRIUMVI and expect to continue to do so for any other potential commercial products. Any performance failure on the part of our distributors could delay clinical development or marketing approval of any future product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

The third parties upon whom we rely for the supply of starting materials, intermediates, active pharmaceutical ingredient (API)/drug substance, drug product, and other materials used in our drug candidates are our sole source of supply, and the loss or disruption of any of these suppliers could significantly harm our business.

The starting materials, intermediates, API/drug substance, and drug product used in many of our drug candidates are currently supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain starting materials, intermediates, API/drug substance, and drug product for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. It is expected that many of our manufacturing partners will be sole source suppliers from single site locations for the foreseeable future. Various raw materials, components, and testing services required for our product and product candidates may also be single sourced. We are not certain that our single-source suppliers will be able to supply sufficient quantities of their products or on the timelines necessary to meet our needs, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers, our relative importance as a customer to those suppliers, international political conflicts that may impact trade or the supply chain within a particular region, public health emergencies such as the COVID-19 pandemic or natural disasters that may cause those suppliers to stop work for a period of time or lead to a sudden increase in demand for selected materials resulting in short-term unavailability of such materials. If any of our suppliers ceases its operations for any reason or is unable or unwilling to supply starting materials, intermediates, API/drug substance, and drug product in sufficient quantities or on the timelines necessary to meet our needs, it could significantly and adversely affect our business, the supply of our drug candidates and our financial condition. In addition, if our current or future supply of any of our products or product candidates should fail to meet specifications during its stability program there could be a voluntary or mandatory product recall if the product is approved and, even in the absence of a recall, there could be significant interruption of our supply of drug, which would adversely affect the clinical development and commercialization of the product.

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

Because we have in-licensed BRIUMVI and our product candidates from third parties, any dispute with or non-performance by our licensors will adversely affect our ability to develop and commercialize the applicable product or product candidate.

Because we license BRIUMVI and our product candidates from third parties and we expect to continue to in-license additional product candidates, if there is any dispute between us and our licensor regarding our rights under a license agreement, our ability to develop and commercialize the applicable product or product candidate may be adversely affected. Disputes may arise with the third parties from whom we license our products and product candidates for a variety of reasons, including:

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

In addition, the agreements under which we currently license BRIUMVI and our product candidates from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations, or may conflict in such a way that puts us in breach of one or more agreements, which would make us susceptible to lengthy and expensive disputes with one or more of our licensing partners. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product or product candidate, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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

Our commercial success in part depends on obtaining and maintaining patent protection and trade secret protection in the United States and other countries with respect to any product we commercialize, including BRIUMVI, our product candidates, their formulations and uses and the methods we use to manufacture them, as well as successfully defending these patents against third-party challenges. We seek to protect our proprietary and intellectual property position by filing patent applications in the United States and abroad related to our novel technologies and product candidates, and by maintenance of our trade secrets through proper procedures. Because we in-license our products and product candidates, we also rely on our licensors to protect the patent and other intellectual property rights necessary for commercialization.

We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them in the market they are being used or developed. The degree of patent protection we require to successfully commercialize our products and product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect any of our products. In addition, the laws of foreign countries may not protect our patent rights to the same extent as the patent laws of the United States.

Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing drugs similar or identical to our product or product candidates, including generic versions of such drugs.

Currently, we have several granted patents in the United States and EU, among other countries, and several pending patent applications that have not yet been issued or have been issued in certain jurisdictions but not all jurisdictions in which such applications have been filed. There can be no guarantee that any pending patent applications, nor any patent applications filed in the future will be granted in any or all jurisdictions in which they were filed, or that all patent claims initially submitted for examination in such patent applications will be allowed in the patent that is eventually granted, if at all. The patent prosecution process is subject to numerous risks and uncertainties, and there can be no assurance of the scope of patent claims that will ultimately be allowed, if at all, and no assurance that we or our partners will be successful in protecting our product and product candidates by obtaining and defending patents.

These risks and uncertainties include the following:

●	the patent applications that we or our licensors file may not issue as patent;
●	patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked or circumvented, or otherwise may not provide any competitive advantage;
●	as of March 16, 2013, the United States converted from a first-to-invent to a first-to-file system. If we do not win the filing race, we will not be entitled to inventive priority;
●	our competitors, many of whom have substantially greater resources than we do, and many of whom have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to file new patent applications covering our products, or make, use, and/or sell our products either in the United States or in international markets;
●	there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns, which could limit our ability to fully monetize our intellectual property rights; and
●	countries other than the United States may have less restrictive patent laws than those of the United States, allowing foreign competitors to exploit such less restrictive patent laws to make, use, and/or sell competing products in their respective jurisdictions.

If we are not able to obtain patents that protect our product and product candidates, it could have a material adverse effect on our financial condition and results of operations.

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, with respect to some of the pending patent applications covering our drug candidates, prosecution has yet to commence. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO can be significantly narrowed by the time they issue, if at all. It is also possible that we will fail to identify any patentable aspects of our research and development output and methodology, and, even if we do, an opportunity to obtain patent protection may have passed. Given the uncertain and time-consuming process of filing patent applications and prosecuting them, it is possible that our product(s) or process(es) originally covered by the scope of our patent applications may change or be modified throughout the patent prosecution process, leaving our product(s) or process(es) without patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, that cover technology licensed from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our licensors or we fail to appropriately prosecute and maintain patent protection or trade secret protection for one or more products or product candidates, our ability to develop and commercialize such drugs may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. This failure to properly protect the intellectual property rights relating to our product and product candidates could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability, which would have a material adverse effect on our financial condition and results of operations. Furthermore, should we enter into other collaborations, including out-licensing, joint development projects, or other partnerships, we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance and enforcement of patents licensed or developed under such collaborations. Therefore, such patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. The patent laws of foreign countries may not protect our patent rights to the same extent as the laws of the United States, and we may fail to seek or obtain patent protection in all major markets. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States patent law does. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the United States have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences and certain methods of utilizing same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first instance for protection under the patent laws of the United States. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in those licensed from a third-party.

In addition, U.S. patent laws may change, which could prevent or limit us, our subsidiaries, or our licensors from filing patent applications or patent claims to protect products and/or technologies or limit the exclusivity periods that are available to patent holders, as well as affect the validity, enforceability, or scope of issued patents. For example, on September 16, 2011, the Leahy-Smith America Invents Act was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include the transition from a first-to-invent system to a first-to-file system and changes to the way issued patents are challenged. The formation of the Patent Trial and Appeal Board now provides a quicker and less expensive process for challenging issued patents.

The patents or patent applications owned or filed by us, or by our licensors or other collaborators, may be affected by third-party pre-issuance submissions of prior art to the USPTO, or by opposition, derivation, reexamination, inter parties review, post-grant review or interference proceedings. The costs of these proceedings could be substantial, and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by patents and patent applications for our drug candidates is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products or product candidates.

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

Even if our patent applications issue as patents, and they are unchallenged, our issued patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned or licensed patents by developing similar or alternative technologies or drugs in a non-infringing manner. For example, a third party may develop a competitive drug that provides benefits similar to one or more of our products or product candidates but that has a different composition that falls outside the scope of our patent protection. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our products or product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our products or product candidates could be negatively affected, which would harm our business.

In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although we have entered into agreements with many of our employees, consultants and advisors and any other third parties who have access to our proprietary know-how, information or technology for the purpose of assigning or granting similar rights to their inventions to us, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy. An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drugs, without payment to us, or could limit the duration of the patent protection covering our technology and drug candidates. Such challenges may also result in our inability to manufacture or commercialize our products and product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates.

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

If we do not obtain patent term extensions under the Hatch-Waxman Act and similar foreign legislation extending the terms of our licensed patents and any future patents we may own, our business may be materially harmed.

Depending on the timing, duration, and specifics of any FDA regulatory approval for our drug candidates, one or more of our licensed U.S. patents or future U.S. patents that we may license or own may be eligible for limited patent term restoration under the Hatch-Waxman Act. The Hatch-Waxman Act permit a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond 14 years from the date of product approval by the FDA, and only one patent covering the approved product may be extended.

The application for a patent term extension is subject to approval by the USPTO, in conjunction with the FDA. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of the patent protection afforded could be less than what we request. If we are unable to obtain patent term extension or any term of such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain earlier approval of competing products, and our ability to generate revenues could be materially adversely affected.

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

Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in foreign intellectual property laws. Additionally, laws of some countries outside of the United States and Europe do not afford intellectual property protection to the same extent as the laws of the United States and Europe. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, including India, China and other developing countries, do not favor the enforcement of patents and other intellectual property rights. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the United States and Europe.

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

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which typically are very expensive, time-consuming and disruptive to our day-to-day business operations. Any claims we assert against accused infringers could provoke these parties to assert counterclaims against us alleging invalidity of our or certain of our subsidiaries’ patents or that we infringe their patents; or provoke those parties to petition the USPTO to institute inter parties review against the asserted patents, which may lead to a finding that all or some of the claims of the asserted patents are invalid. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our pending patents at risk of being invalidated, held unenforceable, or interpreted narrowly.

In patent litigation in the United States, defendant counterclaims challenging the validity, enforceability or scope of asserted patents are commonplace. In addition, third parties may initiate legal proceedings against us to assert such challenges to our intellectual property rights. The outcome of any such proceeding is generally unpredictable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Patents may be unenforceable if someone connected with the prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. It is possible that prior art of which we and the patent examiner were unaware during prosecution exists, which could render our patents invalid. Moreover, it is also possible that prior art may exist that we are aware of but do not believe is relevant to our current or future patents, but that could nevertheless be determined to render our patents invalid.

Competing drugs may also be sold in other countries in which our patent coverage might not exist or be as strong as in the United States. If we lose a foreign patent lawsuit, alleging our infringement of a competitor’s patents, we could be prevented from marketing our drugs in one or more foreign countries. Any of these outcomes would have a material adverse effect on our business.

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

Our competitors or other third parties may assert infringement claims against us, alleging that our drugs are covered by their patents. Given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing products, some of which may be directed at claims that overlap with the subject matter of our intellectual property. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product or product candidates or proprietary technologies may infringe. Similarly, there may be issued patents relevant to our product or product candidates of which we are not aware. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after a first filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in patents or pending patent applications that we own or licensed, or that we or our licensors were the first to file for patent protection of such inventions.

We are aware of certain patents that may pose issues for our commercialization of our product and product candidates. If we decide to initiate proceedings to challenge the validity of these patents in the future, we may be unsuccessful, as courts or patent offices in the United States and abroad could uphold the validity of any such patents. If we were to challenge the validity of any issued United States patent in court, we would need to overcome a statutory presumption of validity that attaches to every United States patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. If we are unable to do so, we may be forced to delay the launch of our product candidates or launch at the risk of litigation for patent infringement, which may have a material adverse effect on our business and results of operations.

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

No assurance can be given that patents issued to third parties do not exist, have not been filed, or could not be filed or issued, which contain claims covering their products, technology or methods that may encompass all or a portion of our products and methods. Given the number of patents issued and patent applications filed in our technical areas or fields, we believe there is a risk that third parties may allege they have patent rights encompassing our products or methods.

Other products or product candidates that we may in-license or acquire could be subject to similar risks and uncertainties.

We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights that are important or necessary to the development and commercialization of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties, whom may or may not be interested in granting such a license, on commercially reasonable terms, in which case our business could be harmed, possibly materially. For example, we engage extensively with third parties, including academic institutions, to conduct non-clinical and clinical research on our product and product candidates. While we seek to ensure all material transfer and service agreements governing this research provide us with favorable terms covering newly generated intellectual property, a general principle under which much of this research with academic institutions is conducted provides third-party ownership of newly generated intellectual property, with an exclusive option available for us to obtain a license to such intellectual property. Through the conduct of this research, it is possible that valuable intellectual property could be developed by a third party, which we will then need to license in order to better develop or commercialize our products. No assurance can be given that we will be able to successfully negotiate such a license on commercially reasonable terms, or at all. Further, should we fail to successfully negotiate a license to such intellectual property, most institutions are then free to license such intellectual property to any other third party, including potentially direct competitors of ours. Should we fail to adequately secure a license to any newly generated intellectual property, our ability to successfully develop or commercialize our products may be hindered, possibly materially.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

In addition to the protection afforded by patents, we rely upon unpatented trade secret protection, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. With respect to the building of our proprietary compound library, we consider trade secrets and know-how to be our primary intellectual property. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our consultants and employees. We may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements, however, despite the existence of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees and consultants who are parties to these agreements breach or violate the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Enforcing a claim that a third party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

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

Risks Related to Our Business Organization and Governance, Strategy, Employees and Growth Management

If we fail to attract and keep key management, commercial, and clinical development personnel, we may be unable to successfully develop or commercialize our product and product candidates.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and medical affairs, and commercial personnel, particularly in MS, will be critical to our success. The loss of the services of our chief executive officer or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In January and April 2022, following the withdrawal of the BLA and sNDA for U2 and the withdrawal of UKONIQ from sale, we engaged in streamlining efforts across the Company, reducing headcount and external expenses, primarily related to our oncology commercialization and research and development functions. Those streamlining efforts have made and may continue to make retention of key personnel more difficult. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development and commercialization objectives, our ability to raise additional capital, and our ability to implement our business strategy.

We will need to develop and expand our business, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

We may attempt to expand our business by acquiring additional businesses or drugs, forming strategic alliances or creating joint ventures with third parties. We may encounter numerous difficulties in developing, manufacturing, and marketing any new products resulting from any such arrangement or transaction that may delay or prevent us from realizing their expected benefits. If we are unable to successfully integrate such acquired businesses with our existing operations and company culture, we may never realize the benefits of such acquisitions or strategic alliances. We cannot assure you that, following any such transaction, we will achieve the expected synergies to justify the transaction.

As of February 16, 2023, we had 226 full-time employees. Our management and medical, commercial, and scientific personnel, systems and facilities currently in place, which were largely designed to support research and development and commercialization in oncology, may not be adequate to support our anticipated future growth, particularly in MS. To manage our anticipated future growth and focus in neurology and immunology, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these activities. Due to our limited resources, we may not be able to effectively manage the expansion and shift of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage our transition to a strategy primarily focused on neurology and immunology, our expenses may increase more than expected our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and changes to our business.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ownership change (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2022, we had federal net operating loss carryforwards of approximately $1.4 billion, and our ability to utilize those net operating loss carryforwards could be limited by an ownership change as described above, which could result in increased tax liability to us. In addition, pursuant to the Tax Act, we may not use net operating loss carry-forwards to reduce our taxable income in any year by more than 80%, and we may not carry back any net operating losses to prior years. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed by President Trump. Certain provisions of the CARES Act alter the rules regarding net-operating losses for such losses arising in 2018, 2019 and 2020. Such losses may be carried back for five years. We cannot assure you, however, of our ability to utilize these favorable offset rules within the applicable time period. These rules apply regardless of the occurrence of an ownership change.

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

Despite the implementation of security measures, our internal information technology systems and those of our third-party CROs, CMOs, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks or cyber-intrusions over the Internet, natural disasters, terrorism, war and telecommunication and electrical failures. Although we have been the targets of cyber-attacks and cyber-intrusions, the impact on our operations and financial condition has not been material. We expect such cybersecurity threats to continue and become more sophisticated, even more so due to the conflict between Russia and Ukraine. A significant cyber-attack or cyber-intrusion could cause our systems to fail, leakage of confidential information, or business interruption, which could result in a material disruption of our operations, financial loss, or reputational harm. For example, the loss of clinical trial data for our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We have invested in protections and monitoring practices of our data and information technology systems to reduce these risks and expect to continue do so as our information technology systems increase in magnitude and complexity. However, there can be no assurance that our efforts and investments will prevent breakdowns or breaches in our systems that could adversely affect our business.

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

Furthermore, the COVID-19 pandemic has caused extreme volatility and disruptions in the capital and credit markets. Likewise, the capital and credit markets may be adversely affected by the recent conflict between Russia and Ukraine, the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our drug candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our marketed product and services. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions, could adversely impact our business.

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

The COVID-19 pandemic presented substantial public health challenges and negatively impacted the global economy, global supply chains, and the global healthcare system, including the conduct of clinical trials in the U.S. and other parts of the world. New variants continue to circulate, and uncertainty remains as to whether restrictions that have been lifted will be reinstated or new measures will be implemented to address the spread of new variants. The extent to which the COVID-19 pandemic continues to impact our business and operating results will depend on future developments that cannot be accurately predicted. Should the COVID-19 pandemic worsen and government restrictions be reinstated, our business operations could be materially delayed or interrupted. For instance, our supply chain may be disrupted; health authority inspections of clinical sites, marketing application sponsor, CROs, or manufacturing facilities or review of our regulatory submissions may be delayed; and our commercialization efforts may be impacted.

In addition, we may encounter delays in our clinical development program. The majority of our clinical trials involve patients with multiple sclerosis who may be at higher risk of infection.  These patients are thus more likely to be subject to travel restrictions and self-quarantining and may be more likely to withdraw from our clinical trials or unable to complete study assessments, which may affect our ability to meet our projected timelines. Further, patients and healthcare providers have raised concerns that B-cell targeted agents, like anti-CD20 antibodies, may increase the risk of acquiring COVID-19 or lead to more severe complications or outcomes upon infection, including death, which could have a material adverse effect on our product and product candidates by negatively impacting:

●	the results of clinical trials;
●	the regulatory review and approval;
●	the labeling, if approved, including restrictions on use or other warnings, or
●	their acceptance among patients, healthcare providers, and payors, if approved.

The pandemic also may adversely affect our ability to complete ongoing clinical trials or conduct new trials. Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect our clinical trial programs, as well as adversely impact our business generally, include, among other things:

●	delays or difficulties in clinical site initiation, including difficulties in recruiting and retaining clinical sites, impacts on compliance with clinical study protocols, delays enrolling patients in our clinical trials, decreased enrollment in our clinical trials or increased rates of patients withdrawing from our clinical trials following enrollment
●	impacts to clinical results, including an increased number of observed adverse events, as a result of participants enrolled in our clinical trials contracting COVID-19;
●	interruption of, or delays in receiving, supplies of our product and product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages or interruption in global shipping that may affect the transport of clinical trial materials;
●	disruptions in or delays to regulatory reviews, responses, inspections, or other regulatory activities, including review of marketing applications and approvals of protocol changes or amendments to SPAs, as a result of the spread of COVID-19 affecting the operations of the FDA or other regulatory authorities;
●	changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether; and
●	negative effects on the quality, completeness, integrity, interpretability, and cost of our clinical study data.

The potential disruptions and other impacts discussed above and other consequences of the COVID-19 pandemic could result in missed study visits or study procedures in our clinical trials, which could lead to an abundance of protocol deviations that impact the interpretability of the trial results. A significant number of deviations may call into question whether the execution of a clinical trial was consistent with the protocol, which is of particular importance where study designs were agreed to as part of a SPA, as in the case of our Phase 3 clinical trial for ublituximab in RMS. In extreme cases, significant deviations from the protocol may be considered a violation of the SPA. The impacts of COVID-19 on clinical studies described above may be greater in geographies outside the U.S., including in Eastern European countries where we have a number of study sites for ULTIMATE I and II.

In the event government-imposed restrictions related to COVID-19 that have been lifted are reinstated or new measures are implemented to address the spread of new variants, our ability to successfully commercialize our product or any of our product candidates for which we in the future obtain regulatory approval also may be adversely impacted. In response to the COVID-19 pandemic, many healthcare institutions reduced access of pharmaceutical and biotechnology companies to healthcare providers as part of their safety measures. Should limitations on access continue, our commercialization activities, including the manner in which our field teams engage with healthcare providers and facilities, may limit our ability to provide product education and information, which could slow adoption and impact sales.

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

The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include:

●	reception and success of BRIUMVI in the market;
●	publicity regarding actual or potential clinical results relating to our product or products under development by our competitors or us;
●	delay or failure in initiating, completing or analyzing nonclinical or clinical trials or the unsatisfactory design or results of these trials;
●	achievement or rejection of regulatory approvals by us or our competitors;
●	any delay in our regulatory review for products and product candidates we may develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation a change to the projected approval date, scheduling of an advisory committee meeting or issuance of a “refusal to file” letter;
●	announcements of technological innovations or new commercial products by our competitors or us;
●	developments concerning proprietary rights, including patents;
●	developments concerning our collaborations;
●	regulatory developments in the United States and foreign countries;
●	economic or other crises and other external factors such as the disruptions in the global economy caused by the COVID-19 pandemic and the conflict between Russia and Ukraine;
●	period-to-period fluctuations in our revenues and other results of operations;
●	failure to meet our revenue projections or guidance;
●	changes in financial estimates by securities analysts; and
●	sales of our common stock by us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

We maintain corporate and executive space in New York, New York, Edison, New Jersey and Morrisville, North Carolina. We are also currently leasing small office space in Boca Raton, Florida. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS.

In July 2022, a putative securities class action (the Class Action Lawsuit) complaint was filed in the US District Court for the Southern District of New York against the Company and two of its officers, purportedly on behalf of all shareholders who purchased or otherwise acquired TG Therapeutics common stock between January 15, 2020 and May 31, 2022 (the Class Period). The case was captioned Shapiro v. TG Therapeutics, Inc., et al., Case No. 1:22-cv-06106. The complaint alleged that the Company and the named officers violated the federal securities laws by allegedly making materially false and misleading statements throughout the Class Period concerning the Company’s business and operations relating to ublituximab and umbralisib, and sought monetary damages.  In January 2023, the Court dismissed the action in full, with prejudice.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Nasdaq Capital Market and trades under the symbol “TGTX”.

Holders

The number of record holders of our common stock as of February 17, 2023 was 218.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2022, regarding the securities authorized for issuance under our equity compensation plans, the TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the 2012 Incentive Plan) and the TG Therapeutics, Inc. 2022 Incentive Plan (the 2022 Incentive Plan). There were no additional shares available to be issued under the 2012 Incentive Plan.

Equity Compensation Plan Information

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities reflected
Plan Category	options	options	in column 1)

Equity compensation plans approved by security holders	5,135,685	$7.10	12,251,485
Equity compensation plans not approved by security holders	—	—	—
Total	5,135,685	$7.10	12,251,485

For information about all of our equity compensation plans see Note 5 to our Consolidated Financial Statements included in this report.

COMMON STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2017 through December 31, 2022, with the cumulative total return over such period on (i) the U.S. Index of The Nasdaq Stock Market and (ii) the Biotechnology Index of The Nasdaq Stock Market. The graph assumes an investment of $100 on December 31, 2017, in our common stock (at the adjusted closing market price) and in each of the indices listed above, and assumes the reinvestment of all dividends. Measurement points are December 31 of each year.

*     $100 invested on December 31, 2017 in stock or index, including reinvestment of dividends. Fiscal Years ending December 31.

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

Overview

TG Therapeutics is a fully-integrated, commercial stage, biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell diseases. In addition to a research pipeline including several investigational medicines, TG has received approval from the FDA for BRIUMVI (ublituximab-xiiy) for the treatment of adult patients with RMS, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults. We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

On February 5, 2021, we announced that the FDA granted accelerated approval of umbralisib, the Company’s PI3K delta inhibitor, then commercially referred to as UKONIQ, for the treatment of adult patients with relapsed or refractory MZL who have received at least one prior anti-CD20 based regimen and adult patients with relapsed or refractory FL who have received at least three prior lines of systemic therapy. On April 15, 2022, we announced the voluntary withdrawal of UKONIQ from sale for the approved indications. During the year ended December 31, 2022, our only sources of product revenues were from the sales of UKONIQ. Product revenues are recorded net of estimates of variable consideration. For further discussion of our revenue recognition policy, see “Critical Accounting Policies and Significant Judgements and Estimates” below.

Cost of product revenue consists primarily of materials and third-party manufacturing costs, as well as freight and royalties owed to our licensing partner for UKONIQ sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, the manufacturing costs of UKONIQ units recognized as revenue during the year ended December 31, 2022 were expensed prior to receipt of FDA approval on February 5, 2021, and therefore are not included in costs of product revenue during the current period.

Our other research and development expenses consist primarily of expenses relating to the design, development, manufacture, testing and enhancement of our drug candidates and technologies, milestone expenses related to in-licensing of new product candidates, fees paid to consultants and outside service providers for clinical and laboratory development, personnel expenses and other facilities-related expenses. We expense our research and development costs as they are incurred. Research and development expenses for the years ended December 31, 2022, 2021 and 2020 were approximately $112.1 million, $198.5 million and $151.9 million respectively, excluding noncash compensation expenses related to research and development.

The following table sets forth the research and development expenses per project, exclusive of noncash compensation expenses, for the periods presented.

(in thousands)	2022	2021	2020
Ublituximab	$59,307	$112,522	$72,400
Umbralisib	38,468	63,033	66,495
Early Clinical Pipeline & Pre-Clinical	14,353	22,977	13,039
Total	$112,128	$198,532	$151,934

Our selling, general and administrative expenses consist primarily of expenses related to the commercial launch of our products, including salaries and related expenses for our commercialization team and commercial development activities. Other selling, general and administrative expenses consist of executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities and facilities-related expenses.

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

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes the results of operations for the years ended December 31, 2022 and 2021:

(in thousands)	2022	2021
Product revenue, net	$2,633	$6,537
License Revenue	152	152
Total Revenue	$2,785	$6,689

Costs and expenses:
Cost of product revenue	265	790
Research and development:
Noncash compensation	13,224	24,047
Other research and development	112,128	198,532
Total research and development	125,352	222,579

Selling, General and administrative:
Noncash compensation	5,961	37,227
Other selling, general and administrative	64,046	90,863
Total selling, general and administrative	70,007	128,090

Total costs and expenses	195,624	351,459

Interest expense	10,191	5,638
Other income	(4,695)	(2,307)
Total other expense, net	5,496	3,331

Net Loss	$(198,335)	$(348,101)

Revenues. Total revenue for the year ended December 31, 2022 decreased compared to the comparable period ended December 31, 2021 due to a decrease in net product revenues resulting from the voluntary withdrawal from the U.S. market of our sole commercial product UKONIQ.

Cost of Product Revenue. Cost of product revenue for the year ended December 31, 2022 decreased compared to the comparable period ended December 31, 2021 due to the stoppage of product sales resulting from the withdrawal from the U.S. market of our sole commercial product UKONIQ. During the year ended December 31, 2022 the cost of product revenue consists primarily of freight and royalties on net sales of UKONIQ owed to our licensing partner. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, the manufacturing costs of UKONIQ units recognized as revenue during the year ended December 31, 2022 were expensed as research and development expenses prior to receipt of FDA approval on February 5, 2021, and therefore are not included in costs of product revenue during the current period.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $13.2 million for the year ended December 31, 2022, as compared to $24.0 million during the comparable period in 2021. The decrease in noncash compensation expense was primarily due to forfeitures of restricted stock during the year ended December 31, 2022, as well as an overall decreased headcount during the year ended December 31, 2022 compared to the year ended December 31, 2021.

Other Research and Development Expense. Other research and development expense decreased for the year ended December 31, 2022, by approximately $86.4 million to $112.1 million as compared to the prior year ended December 31, 2021. The decrease in research and development expense is primarily attributable to reduced clinical trial related expenses, headcount, lower fees paid to consultants and outside service providers, license milestones and decreased manufacturing expense during the year ended December 31, 2022.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $6.0 million for the year ended December 31, 2022, as compared to $37.2 million during the comparable period in 2021. The decrease in noncash compensation expense was primarily due to forfeitures of restricted stock during the year ended December 31, 2022, as well as an overall decreased headcount during the year ended December 31, 2022 compared to the year ended December 31, 2021.

Other Selling, General and Administrative. Other selling, general and administrative expenses decreased for the year ended December 31, 2022, by approximately $26.8 million to $64.0 million as compared to the prior year ended December 31, 2021. The decrease was due primarily to lower other selling, general and administrative costs, as a result of our withdrawal of UKONIQ and decreased headcount, during the period ended December 31, 2022.

Interest Expense. Interest expense for the year ended December 31, 2022 was $10.2 million compared to $5.6 million for the comparable period ended December 31, 2021. The $4.6 million increase is mainly due to greater interest expense related to the Amended Loan Agreement entered into in December 2021.

Other Income. Other income increased by $2.4 million to $4.7 million for the year ended December 31, 2022, as compared to $2.3 million for the year ended December 31, 2021. The increase is mainly due to greater interest income, as well as a research & development tax credit refund received by our Australian subsidiary during the year ended December 31, 2022.

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes the results of operations for the years ended December 31, 2021 and 2020:

(in thousands)	2021	2020
Product revenue, net	$6,537	$—
License Revenue	152	152
Total Revenue	$6,689	$152

Costs and expenses:
Cost of product revenue	790	—
Research and development:
Noncash compensation	24,047	13,962
Other research and development	198,532	151,934
Total research and development	222,579	165,896

General and administrative:
Noncash compensation	37,227	66,327
Other selling, general and administrative	90,863	41,523
Total general and administrative	128,090	107,850

Total costs and expenses	351,459	273,746

Interest expense	5,638	6,329
Other income	(2,307)	(542)
Total other expense, net	3,331	5,787

Net Loss	$(348,101)	$(279,381)

Revenues. Total revenue for the year ended December 31, 2021 increased compared to the comparable periods ended December 31, 2020 due to net product revenues from U.S. sales of our sole commercial product, UKONIQ, which was approved by the FDA on February 5, 2021.

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

Other Selling, General and Administrative. Other selling, general and administrative expenses increased for the year ended December 31, 2021 by approximately $49.3 million to $90.9 million as compared to the comparable period ended December 31, 2020. The increase in selling, general and administrative expense is primarily attributable to increased personnel and other selling, general and administrative costs associated with execution of the launch of UKONIQ and planning for the potential launches of U2 in CLL and BRIUMVI in RMS.

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

LIQUIDITY AND CAPITAL RESOURCES

Our major sources of cash have been proceeds from private placement and public offering of equity securities, and from our loan and security agreements executed with Hercules Capital, Inc. (Hercules) (see Note 6 for more information). Since inception, we have incurred significant operating losses. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. As of December 31, 2022, we had not yet generated revenue from drug sales of BRIUMVI. BRIUMVI first became commercially available in the United States in January of 2023. Even with the commercialization of BRIUMVI and the future commercialization of our other drug candidates, we may not become profitable. Our ability to achieve profitability depends on our ability to generate revenue and many other factors, including our ability to obtain regulatory approval for our drug candidates; successfully complete any post-approval regulatory obligations; and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of December 31, 2022, we had $174.1 million in cash and cash equivalents, and investment securities. We anticipate that our cash, cash equivalents, and investment securities as of December 31, 2022, capital contractually available under our existing Amended Loan Agreement, and forecasted revenue, will provide sufficient liquidity for more than a twelve-month period from the date of filing this Annual Report on Form 10-K. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, our BRIUMVI commercialization efforts, preparations for the potential commercialization of our other drug candidates, and the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our ongoing and future operations, including the commercialization of any of our drug candidates.

Discussion of Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2022 and 2021:

(in thousands)	2022	2021
Net cash used in operating activities	$(176,170)	$(295,634)
Net cash used in investing activities	$(20,013)	$(332)
Net cash used in financing activities	$(391)	$41,419

Cash used in operating activities for the year ended December 31, 2022 was $176.2 million as compared to $295.6 million for the year ended December 31, 2021. The decrease in cash used in operating activities was due primarily to greater expenditures associated with our license milestone payments and clinical trial expenses during the year ended December 31, 2021.

For the year ended December 31, 2022, net cash used in investing activities was $20.0 million as compared to $0.3 million for the year ended December 31, 2021. The increase in net cash used in investing activities was primarily due to greater investment in short-term securities during the year ended December 31, 2022.

For the year ended December 31, 2022, net cash used in financing activities was $0.4 million as compared to net cash provided by financing activities of $41.4 million for the year ended December 31, 2021. The decrease in net cash provided by financing activities was primarily attributable to proceeds from debt financings that took place during the year ended December 31, 2021.

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

We had no activity on the 2021 ATM or 2022 ATM during the year ended December 31, 2022.

The 2022 WKSI Shelf is currently our only active shelf registration statement. We may offer any combination of the securities registered under the 2022 WKSI Shelf from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We may need to file additional shelf registration statements in the future to provide us with the flexibility to raise additional capital to finance our operations as needed.

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

Total rental expense was approximately $2.7 million, $2.2 million and 2.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Future minimum lease commitments as of December 31, 2022 total, in the aggregate, approximately $17.4 million through December 31, 2032. Our future minimum lease commitments include our office leases in New York, New Jersey and North Carolina as of December 31, 2022.

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

Stock Compensation. We have granted stock options and restricted stock to employees, directors and consultants, as well as warrants to other third parties. For employee, director and consultant grants the value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model takes into account volatility in the price of our stock, the risk-free interest rate, the estimated life of the option, the closing market price of our stock and the exercise price. We base our estimates of our stock price volatility on the historical volatility of our common stock and our assessment of future volatility; however, these estimates are neither predictive nor indicative of the future performance of our stock. For purposes of the calculation, we assumed that no dividends would be paid during the life of the options and warrants. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. In addition, because some of the options, restricted stock and warrants issued to employees, consultants and other third parties vest upon the achievement of certain milestones, the total expense is uncertain. Compensation expense for such awards that vest upon the achievement of milestones is recognized when the achievement of such milestones occurs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We currently invest in government and investment-grade corporate debt in accordance with our investment policy, which we may change from time to time. The securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of December 31, 2022, our portfolio of financial instruments consists of cash equivalents and short-term interest-bearing securities, including government debt and money market funds. The average duration of all of our held-to-maturity investments held as of December 31, 2022, was less than 24 months. Due to the relatively short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto, included in Part IV, Item 14(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2022, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive and Chief Financial Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022 was audited by KPMG LLP, our independent registered public accounting firm, as stated in their report.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2023 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES.

1.	Consolidated Financial Statements

The following consolidated financial statements of TG Therapeutics, Inc. are filed as part of this report.

Contents	Page
Report of Independent Registered Public Accounting Firm (KPMG LLP, New York, NY, Audit Firm ID: 185) (CohnReznick LLP, New York, NY, Audit Firm ID: 596)	F-1

Consolidated Balance Sheets as of December 31, 2022 and 2021	F-5

Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020	F-6

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020	F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	F-8

Notes to Consolidated Financial Statements	F-9

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

10.11

License Agreement between TG Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated, dated June 23, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014).*

10.12

License Agreement between TG Therapeutics, Inc. and Rhizen Pharmaceuticals SA, dated September 22, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2015). *

10.13

Collaboration Agreement between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc., dated March 3, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2015). *

10.14

Sublicense Agreement between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc., dated May 27, 2016, (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016). *

10.15

Amendment to Employment Agreement, effective January 1, 2017, between TG Therapeutics, Inc. and Michael S. Weiss (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A for the year ended December 31, 2016). †

10.16

License Agreement between TG Therapeutics, Inc. and Jiangsu Hengrui Medicine Co., dated January 8, 2018 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 2017). *

10.17

Joint Venture and License Option Agreement by and between TG Therapeutics, Inc. and Novimmune S.A., dated June 18, 2018 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-Q for the quarter ended June 30, 2018). *

10.18

Master Services Agreement between Samsung Biologics Co., Ltd. And TG Therapeutics, Inc., effective February 21, 2018 (incorporated by reference to the Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2019). *

10.19

Loan and Security Agreement, dated February 28, 2019, by and among TG Therapeutics, Inc., TG Biologics, Inc. and Hercules Capital, Inc. (incorporated by reference to the Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 5, 2019).

10.20

Warrant Agreement, dated February 28, 2019, by and between TG Therapeutics, Inc. and Hercules Capital, Inc. (incorporated by reference to the Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 5, 2019).

10.21

Warrant Agreement, dated February 28, 2019, by and between TG Therapeutics, Inc. and Hercules Technology III, L.P. (incorporated by reference to the Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 5, 2019).

10.22

Amended and Restated Collaboration Agreement by and between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc., dated June 19, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2019). *

10.23

Amended and Restated Employment Agreement by and between TG Therapeutics, Inc. and Michael S. Weiss, dated June 18, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10 Q for the quarter ended June 30, 2021). †

10.24

Amended and Restated Loan and Security Agreement, dated December 30, 2021, by and among TG Therapeutics, Inc., TG Biologics, Inc. and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-K for the year ended December 31, 2021).

10.25

Warrant Agreement, dated December 30, 2021, by and between TG Therapeutics, Inc. and Hercules Capital Inc. (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-K for the year ended December 31, 2021).

10.26	Warrant Agreement, dated December 30, 2021, by and between TG Therapeutics, Inc. and Hercules Private Credit Fund I L.P.
(incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 2021).
10.27

Warrant Agreement, dated December 30, 2021, by and between TG Therapeutics, Inc. and Hercules Private Global Venture Growth Fund I L.P. (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K for the year ended December 31, 2021).

10.28	TG Therapeutics, Inc. 2022 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2022). †

21.1	Subsidiaries of TG Therapeutics, Inc. #

23.1	Consent of Independent Registered Public Accounting Firm (KPMG, LLP). #

23.2	Consent of Independent Registered Public Accounting Firm (CohnReznick LLP). #

24.1	Power of Attorney (included in signature page).

31.1	Certification of Principal Executive Officer. #

31.2	Certification of Principal Financial Officer. #

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

101

The following financial information from TG Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
#	Filed Herewith.
†	Indicates management contract or compensatory plan or arrangement.
*	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

TG Therapeutics, Inc.

Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm (KPMG LLP, New York, NY, Audit Firm ID: 185) (CohnReznick LLP, New York, NY, Audit Firm ID: 596)	F-1

Consolidated Balance Sheets as of December 31, 2022 and 2021	F-5

Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020	F-6

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020	F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	F-8

Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
TG Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TG Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liquidity and capital resources

As discussed in Note 1 to the consolidated financial statements, the Company's sources of cash have primarily been proceeds from private placement and public offering of equity securities, and from its loan and security agreements. The Company has incurred operating losses since inception. The Company’s ability to achieve profitability depends on its ability to generate revenue and many other internal and external factors. The Company may continue to incur substantial operating losses even if the Company begins to generate revenue from its drug candidates. The Company believes that its cash and cash equivalents, investment securities, capital contractually available under its existing Amended Loan Agreement, and forecasted revenue will provide the Company with sufficient liquidity for more than a twelve-month period from the date the consolidated financial statements are issued. As of December 31, 2022, the Company had $174.1 million in cash and cash equivalents, and investment securities, and $45.0 million of capital available under its Amended Loan Agreement.

We identified the evaluation of the Company’s assessment of its liquidity and capital resources and related disclosures as a critical audit matter. Significant auditor judgment was required to evaluate the forecasted revenue used in the Company’s forecasted cash flows analysis for the twelve-month period subsequent to issuance of the consolidated financial statements.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s assessment of its ability to continue as a going concern, including the development of the forecasted revenue over the twelve-month period following the date the consolidated financial statements are issued. To assess the Company’s ability to forecast revenue, we compared the Company's forecasted revenue with available external industry data and other internal information. We performed sensitivity analyses over the Company’s going concern assessment by evaluating the effect of changes to the forecasted revenue. We evaluated the reasonableness of the Company’s forecasted revenue by comparing it to management’s stated plans which were corroborated by meeting minutes of the Board of Directors. We assessed the Company’s disclosures related to its going concern assessment by comparing the disclosures to the audit evidence obtained.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

New York, New York
March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

TG Therapeutics, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited TG Therapeutics, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
TG Therapeutics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of TG Therapeutics, Inc. (the “Company”) for the period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ CohnReznick LLP We served as the Company’s auditor from 2003 to 2020.

New York, New York

March 1, 2021

TG Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets as of December 31

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$102,304	$298,887
Short-term investment securities	59,374	15,876
Accounts receivable, net	—	1,389
Prepaid research and development	4,237	11,929
Other current assets	2,359	2,884
Total current assets	168,274	330,965
Restricted cash	1,273	1,264
Long-term investment securities	12,404	35,533
Right of use assets	8,888	8,629
Leasehold interest, net	1,627	1,839
Equipment, net	307	600
Goodwill	799	799
Total assets	$193,572	$379,629

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$42,019	$51,294
Other current liabilities	1,169	1,512
Loan payable – current portion	—	975
Lease liability – current portion	1,581	1,437
Accrued compensation	8,432	10,166
Total current liabilities	53,201	65,384
Deferred revenue, net of current portion	305	457
Loan payable – non-current	71,135	66,788
Lease liability – non-current	10,344	9,847
Total liabilities	134,985	142,476
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share (175,000,000 shares authorized, 146,426,697 and 143,292,043 shares issued, 146,385,388 and 143,250,734 shares outstanding at December 31, 2022 and December 31, 2021, respectively)	146	143
Additional paid-in capital	1,585,708	1,565,942
Treasury stock, at cost, 41,309 shares at December 31, 2022 and December 31, 2021	(234)	(234)
Accumulated deficit	(1,527,033)	(1,328,698)
Total stockholders’ equity	58,587	237,153
Total liabilities and stockholders’ equity	$193,572	$379,629

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations for the Years Ended December 31

(in thousands, except share and per share amounts)

	2022	2021	2020
Revenue:
Product revenue, net	2,633	6,537	—
License revenue	$152	$152	$152
Total revenue	2,785	6,689	152

Costs and expenses:
Cost of product revenue	265	790	—
Research and development:
Noncash compensation	13,224	24,047	13,962
Other research and development	112,128	198,532	151,934
Total research and development	125,352	222,579	165,896

Selling, general and administrative:
Noncash compensation	5,961	37,227	66,327
Other selling, general and administrative	64,046	90,863	41,523
Total selling, general and administrative	70,007	128,090	107,850

Total costs and expenses	195,624	351,459	273,746

Operating loss	(192,839)	(344,770)	(273,594)

Other expense (income):
Interest expense	10,191	5,638	6,329
Other income	(4,695)	(2,307)	(542)
Total other expense (income), net	5,496	3,331	5,787

Net loss	$(198,335)	$(348,101)	$(279,381)

Basic and diluted net loss per common share	$(1.46)	$(2.63)	$(2.42)

Weighted-average shares used in computing basic and diluted net loss per common share	135,411,258	132,222,753	115,333,693

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31

(in thousands, except share amounts)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2020	109,425,243	$109	$739,956	41,309	$(234)	$(701,216)	$38,615
Issuance of common stock in connection with exercise of options	35,814	*	146				146
Issuance of restricted stock	4,909,829	5	(5)	—	—	—	—
Forfeiture of restricted stock	(128,666)	*	*	—	—	—	—
Issuance of common stock in offerings (net of offering costs of $29.9 million)	17,043,000	17	462,212	—	—	—	462,229
Issuance of common stock in At-the-Market offerings (net of offering costs of $4.0 million)	9,332,386	10	217,442	—	—	—	217,452
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	80,289	—	—	—	80,289
Net loss	—	—	—	—	—	(279,381)	(279,381)
Balance at December 31, 2020	140,617,606	141	1,500,040	41,309	(234)	(980,597)	519,350
Issuance of common stock in connection with exercise of options	52,694	*	216	—	—	—	216
Issuance of restricted stock	2,738,974	2	(2)	—	—	—	—
Warrants issued with debt financing	—	—	2,195	—	—	—	2,195
Forfeiture of restricted stock	(189,231)	*	—	—	—	—	—
Offering Costs Paid	—	—	(204)	—	—	—	(204)
Issuance of common stock in At-the-Market offerings (net of offering costs of $0.1 million)	72,000	*	2,423	—	—	—	2,423
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	61,274	—	—	—	61,274
Net loss	—	—	—	—	—	(348,101)	(348,101)
Balance at December 31, 2021	143,292,043	143	1,565,942	41,309	(234)	(1,328,698)	237,153
Issuance of common stock in connection with exercise of options	142,409	*	584	—	—	—	584
Issuance of restricted stock	5,179,201	5	(5)	—	—	—	—
Forfeiture of restricted stock	(2,186,956)	(2)	2	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	19,185	—	—	—	19,185
Net loss	—	—	—	—	—	(198,335)	(198,335)
Balance at December 31, 2022	146,426,697	$146	$1,585,708	41,309	$(234)	$(1,527,033)	$58,587

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the Years Ended December 31

(in thousands)

	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(198,335)	$(348,101)	$(279,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	19,185	61,274	80,289
Depreciation and amortization	303	282	158
Amortization of premium (discount) on investment securities	(331)	517	(30)
Amortization of debt issuance costs	1,844	1,080	925
Amortization of leasehold interest	212	212	216
Noncash change in lease liability and right of use asset	2,715	1,896	2,325
Change in fair value of notes payable	(116)	(578)	748
Changes in assets and liabilities:
Decrease (increase) in other current assets	8,181	(8,508)	2,257
Decrease (increase) in accounts receivable	1,389	(1,389)	—
(Decrease) increase in accounts payable and accrued expenses	(11,010)	15,991	11,631
Decrease in lease liabilities	(2,332)	(2,012)	(1,988)
Increase (decrease) in other current liabilities	2,277	(16,146)	(31,505)
Decrease in deferred revenue	(152)	(152)	(152)
Net cash used in operating activities	(176,170)	(295,634)	(214,507)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term securities	87,275	55,600	43,250
Investment in held-to-maturity securities	(107,274)	(55,531)	(67,403)
Purchases of PPE	(14)	(401)	(357)
Net cash used in investing activities	(20,013)	(332)	(24,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan payable	(975)	(30,000)	—
Proceeds from sale of common stock, net	—	2,219	679,680
Proceeds from exercise of options	584	216	147
Proceeds from debt financings	—	70,000	—
Offering costs paid	—	(1,016)	—
Net cash (used in) provided by financing activities	(391)	41,419	679,827

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(196,574)	(254,547)	440,810

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	300,151	554,698	113,888

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$103,577	$300,151	$554,698

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$102,304	$298,887	$553,439
Restricted cash	1,273	1,264	1,259
Total cash, cash equivalents and restricted cash	$103,577	$300,151	$554,698

Cash paid for:
Interest	$5,445	$3,466	$4,501

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

TG Therapeutics is a fully-integrated, commercial stage, biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell diseases. In addition to a research pipeline including several investigational medicines, TG has received approval from the U.S. Food and Drug Administration (FDA) for BRIUMVI™ (ublituximab-xiiy) for the treatment of adult patients with relapsing forms of multiple sclerosis (RMS), to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults. We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses since our inception, and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of December 31, 2022, we have an accumulated deficit of $1.5 billion.

Our major sources of cash have been proceeds from private placement and public offering of equity securities, and from our loan and security agreements executed with Hercules Capital, Inc. (Hercules) (see Note 6 for more information). Since inception, we have incurred significant operating losses. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. As of December 31, 2022, we had not yet generated revenue from drug sales of BRIUMVI. BRIUMVI first became commercially available in the United States in January of 2023. Even with the commercialization of BRIUMVI and the future commercialization of our other drug candidates, we may not become profitable. Our ability to achieve profitability depends on our ability to generate revenue and many other factors, including our ability to obtain regulatory approval for our drug candidates; successfully complete any post-approval regulatory obligations; and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of December 31, 2022, we had $174.1 million in cash and cash equivalents, and investment securities. We anticipate that our cash, cash equivalents, and investment securities as of December 31, 2022, capital contractually available under our existing Amended Loan Agreement, and forecasted revenue, will provide sufficient liquidity for more than a twelve-month period from the date of filing this Annual Report on Form 10-K. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, our BRIUMVI commercialization efforts, preparations for the potential commercialization of our other drug candidates, and the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our ongoing and future operations, including the commercialization of any of our drug candidates.

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

RESTRICTED CASH

We record cash pledged or held in trust as restricted cash. As of December 31, 2022 and 2021, we have approximately $1.3 million of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 7).

INVESTMENT SECURITIES

Investment securities at December 31, 2022 and 2021 consist of short-term and long-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

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

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2022, the Company has received $0.6 million in returns as a result of the market withdrawal of UKONIQ.

Co-Payment Assistance Programs: Co-payment assistance is provided to qualified patients, whereby the Company may provide financial assistance to patients with prescription drug co-payments required by the patient's insurance provider. Reserves for co-payment assistance are recorded in the same period the related revenue is recognized.

ACCOUNTS RECEIVABLE

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns and chargebacks. Our contracts with customers have standard payment terms. We analyze accounts that are past due for collectability, and regularly evaluate the creditworthiness of our customers so that we can properly assess and respond to changes in their credit profiles. As of December 31, 2022, due to the product withdrawal in April of 2022, there are no outstanding net receivables from customers.

COST OF PRODUCT REVENUE

Cost of product revenue consists primarily of materials and third-party manufacturing costs, as well as freight and royalties owed to our licensing partner for UKONIQ sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, the manufacturing costs of UKONIQ units recognized as revenue during the year ended December 31, 2022 were expensed prior to receipt of FDA approval on February 5, 2021, and therefore are not included in costs of product revenue during the current period.

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

Prepaid research and development in our consolidated balance sheets includes, among other things, costs related to agreements with CROs, certain costs to third-party service providers related to development and manufacturing services as well as clinical development. These agreements often require payments in advance of services performed or goods received. Accordingly, as of December 31, 2022 and December 31, 2021, we recorded approximately $4.2 million and $11.9 million, respectively, in prepaid research and development related to such advance agreements.

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

The Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act) was enacted on March 27, 2020 in response to the economic fallout of the COVID-19 pandemic in the United States. There are several provisions of the CARES Act that were considered in the December 31, 2022 year-end tax provision. However, the Company chose not to utilize any provisions or participate in certain programs due to lack of a benefit to the Company.

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

In addition, because some of the options, restricted stock and warrants issued to employees, consultants and other third parties vest upon achievement of certain milestones, the total expense is uncertain. Compensation expense for such awards that vest upon the achievement of milestones is recognized when the achievement of such milestones occurs.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The amounts of potentially dilutive securities excluded from the calculation were 12,650,658, 13,280,608 and 11,976,276 at December 31, 2022, 2021 and 2020, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company incurred a net loss; therefore, all of the securities are antidilutive and excluded from the computation of diluted loss per share.

The following table summarizes our potentially dilutive securities at December 31, 2022, 2021 and 2020:

	December 31,
	2022	2021	2020
Unvested restricted stock	7,232,254	10,532,029	9,285,020
Options	5,135,685	2,467,537	2,526,166
Warrants	262,100	262,100	147,058
Shares issuable upon note conversion	20,619	18,942	18,032
Total	12,650,658	13,280,608	11,976,276

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

Goodwill is reviewed for impairment annually, or earlier when events arise that could indicate that an impairment exists. We test for goodwill impairment using a two-step process. The first step compares the fair value of the reporting unit with the unit’s carrying value, including goodwill. When the carrying value of the reporting unit is greater than fair value, the unit’s goodwill may be impaired, and the second step must be completed to measure the amount of the goodwill impairment charge, if any. In the second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount is greater than the implied fair value, the carrying value of the goodwill must be written down to its implied fair value. We will continue to perform impairment tests annually, at December 31, and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. There was no impairment to goodwill as of December 31, 2022.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 2 - REVENUE RECOGNITION

Gross-to-Net Sales Adjustments

To date our only source of product revenue has been from the U.S. sales of UKONIQ, which we began shipping to our customers in February 2021. The voluntary withdrawal of UKONIQ from the U.S. market was announced on April 15, 2022. Effective May 31, 2022, UKONIQ was officially withdrawn from the market. We record our best estimate for sales discounts and allowances to which customers are likely to be entitled. The reconciliation of gross product sales to net product sales by each significant category of gross-to-net adjustments was as follows for the year ended December 31, 2022:

(in thousands)	Year ended
	December 31,	December 31,
	2022	2021
Gross product revenue	$4,119	$8,172
Gross-to-net adjustments:
Chargebacks and administrative fees	(367)	(840)
Trade discounts and allowances	(182)	(383)
Government rebates and co-payment assistance	(229)	(372)
Sales returns and allowances	(708)	(40)
Total gross-to-net adjustments(1)	$(1,486)	$(1,635)
Net product revenue	$2,633	$6,537

(1)As of December 31, 2022 and 2021, approximately $0.2 million and $0.4 million of estimated gross-to-net-accruals have been recorded as a reduction of accounts receivable, net and within accounts payable and accrued expenses on the consolidated balance sheets.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3 – INVESTMENT SECURITIES

Our investments as of December 31, 2022 and 2021 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at December 31, 2022 and 2021:

	December 31, 2022
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2023 and December 2023) (held-to-maturity)	$59,374	$	$1,053	$58,321

Long-term investments:
Obligations of domestic governmental agencies (maturing between January 2024 and February 2024) (held-to-maturity)	12,404		429	11,975
Total short-term and long-term investment securities	$71,778	$—	$1,482	$70,296

	December 31, 2021
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated fair
	adjusted	holding gains	holding losses	value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2022 and April 2022) (held-to-maturity)	$15,876	$—	$4	$15,872

Long-term investments:
Obligations of domestic governmental agencies (maturing between February 2023 and June 2023) (held-to-maturity)	35,533		160	35,373
Total short-term and long-term investment securities	$51,409	$—	$164	$51,245

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

As of December 31, 2022 and 2021, the fair values of cash and cash equivalents, restricted cash, accounts receivable, and notes and interest payable approximate their carrying value.

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

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables provide the fair value measurements of applicable financial liabilities as of December 31, 2022 and 2021:

	Financial liabilities at fair value as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$243	$243
Total	$—	$—	$243	$243

	Financial liabilities at fair value as of December 31, 2021
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$360	$360
Total	$—	$—	$360	$360

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

The following table summarizes the changes in Level 3 instruments for the years ended December 31, 2022 and 2021:

(in thousands)
Balance at January 1, 2021	$938
Interest accrued on face value of 5% Notes	1,023
Change in fair value of Level 3 liabilities	(1,601)
Balance at December 31, 2021	360
Interest accrued on face value of 5% Notes	1,073
Change in fair value of Level 3 liabilities	(1,190)
Balance at December 31, 2022	$243

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

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

We had no activity on the 2021 ATM or 2022 ATM during the year ended December 31, 2022.

The 2022 WKSI Shelf is currently our only active shelf registration statement. We may offer any combination of the securities registered under the 2022 WKSI Shelf from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We may need to file additional shelf registration statements in the future to provide us with the flexibility to raise additional capital to finance our operations as needed.

Treasury Stock

As of December 31, 2022 and 2021, 41,309 shares of common stock are being held in Treasury, at a cost of approximately $0.2 million, representing the fair market value on the date the shares were surrendered to the Company to satisfy employee tax obligations.

Equity Incentive Plans

The TG Therapeutics, Inc. 2022 Incentive Plan (the 2022 Incentive Plan) was approved by stockholders in June 2022 with 17 million shares available to be issued, of which not more than 10 million shares may be issued pursuant to “full-value awards.” Full-value awards include any award other than an option or stock appreciation right and which is settled by the issuance of stock. As of December 31, 2022, 2,196,097 shares of restricted stock and 2,290,000 options were outstanding, and up to an additional 12,251,485 shares were available to be issued under the 2022 Incentive Plan.

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the 2012 Incentive Plan) was approved by stockholders in June 2020. As of December 31, 2022, 6,536,189 shares of restricted stock and 2,845,685 options were outstanding, and no additional shares were available to be issued under the 2012 Incentive Plan as the 2022 Incentive Plan is now the only active incentive plan.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Stock Options

The estimated fair value of the options granted in the years ended December 31, 2022, 2021 and 2020 was determined utilizing the Black-Scholes option-pricing model at the date of grant. The following table summarizes stock option activity for the years ended December 31, 2022, 2021 and 2020:

			Weighted-
			average
		Weighted-	contractual
	Number of	average	term	Aggregate
	shares	exercise price	(in years)	intrinsic value
Outstanding at January 1, 2020	2,605,730	6.73	8.92	11,706,110
Granted	75,000	8.21
Exercised	(35,814)	4.10
Forfeited	(118,750)	10.16
Expired	-	-
Outstanding at December 31, 2020	2,526,166	6.99	8.10	$115,472,832
Granted	—	$—
Exercised	(52,694)	4.10
Forfeited	(5,935)	4.10
Expired	—	—
Outstanding at December 31, 2021	2,467,537	$7.06	6.99	$29,503,551
Granted	2,975,000	7.00
Exercised	(142,409)	4.10
Forfeited	(164,443)	7.84
Expired	—	—
Outstanding at December 31, 2022	5,135,685	$7.10	5.09	$25,064,799

Exercisable at December 31, 2022	2,107,583	$6.70	5.64	$11,238,429

Total expense associated with the stock options was approximately $3.3 million, $2.9 million and $6.0 million during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was approximately $8.0 million of total unrecognized compensation cost related to unvested time-based stock options, which is expected to be recognized over a weighted-average period of 3.3 years. As of December 31, 2022, the stock options outstanding include options granted to both employees and non-employees which are both time-based and milestone-based. Stock-based compensation for milestone-based options will be recorded if and when a milestone occurs. We recognized stock-based compensation expense of $1.2 million during the year ended December 31, 2022 for these stock options.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The fair value of the Company’s option awards granted in each of the following years were estimated using the assumptions below:

Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Volatility	88.37-89.67%	N/A	186.91-191.05%
Expected term (in years)	3.13-4.0	N/A	5.0-6.25
Risk-free rate	2.99-3.35%	N/A	0.34-0.54%
Expected dividend yield	—%	N/A	—%

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the years ended December 31, 2022, 2021 and 2020:

		Weighted-average
		grant date fair
	Number of shares	value
Outstanding at January 1, 2020	7,091,789	$7.78
Granted	4,909,829	20.34
Vested	(1,087,918)	8.40
Forfeited	(128,666)	8.70
Outstanding at December 31, 2020	10,785,034	13.38
Granted	2,738,974	39.49
Vested	(1,302,737)	18.14
Forfeited	(189,231)	21.80
Outstanding at December 31, 2021	12,032,040	18.67
Granted	5,179,201	12.75
Vested	(6,291,999)	11.28
Forfeited	(2,186,956)	22.44
Outstanding at December 31, 2022	8,732,286	$16.12

Total compensation expense associated with restricted stock grants was $15.8 million, $58.4 million and $74.2 million during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there was approximately $29.2 million of total unrecognized compensation expense related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 2.6 years. This amount does not include, as of December 31, 2022, 1,961,258 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones. Milestone-based noncash compensation expense will be measured and recorded if and when a milestone occurs.

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

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company estimated the fair value of the Warrant using the Black-Scholes model based on the following key assumptions:

Amended Term Loan
Exercise price	$17.95
Common share price on date of issuance	$19.35
Volatility	184.4%
Risk-free interest rate	1.44%
Expected dividend yield	—%
Contractual term (in years)	7.00 years

The Company incurred financing expenses of $7.4 million (including the fair value of the Warrant) related to the Amended Loan Agreement which are recorded as debt issuance costs and as an offset to loan payable on the Company’s consolidated balance sheet. The debt issuance costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and will be included in interest expense in the Company’s consolidated statements of operations. Amortization of debt issuance costs was $1.8 million, $1.1 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, the remaining unamortized balance of debt issuance costs was $5.5 million.

The loan payable as of December 31, 2022 and 2021, is as follows:

	December 31,	December 31,
(in thousands)	2022	2021
Loan payable	$70,000	$70,000
Add: Accreted Liability of final payment fee	6,667	5,140
	76,667	75,140
Less: unamortized debt issuance costs	(5,532)	(7,377)
	71,135	67,763
Less: principal payments	—	—
Total loan payable	71,135	67,763
Less: current portion	—	(975)
Loan payable non-current	$71,135	$66,788

NOTE 7 – LEASES

In October 2014, we entered into an agreement (the Office Agreement) with Fortress Biotech, Inc. (FBIO) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.8 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. At January 1, 2019, we recognized a lease liability and corresponding ROU asset of $9.5 million and $8.1 million, respectively, based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. The present values of our lease liability and corresponding ROU asset are $11.9 million and $8.9 million, respectively, as of December 31, 2022. Our leases have remaining lease terms of approximately 2 years to 10 years. One lease has a renewal option to extend the lease for an additional term of five years.

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

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In October 2021, we finalized a five-year lease for office space in North Carolina (the NC Lease). We approximate an average annual rental obligation of $0.2 million under the NC Lease. We took possession of this space in February 2022, with rental payments beginning in April 2022.

The following components of lease expense are included in the Company’s consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020:

	Year ended
	December 31,
(in thousands)	2022	2021	2020
Operating lease cost	$2,671	$2,154	$2,656
Net lease cost	$2,671	$2,154	$2,656

As of December 31, 2022, the weighted-average remaining operating lease term was 6.5 years and the weighted-average discount rate for operating leases was 9.97%. Cash paid for amounts included in the measurement of operating lease liabilities during the year ended December 31, 2022 was $2.3 million.

The balance sheet classification of lease liabilities was as follows:

	December 31,	December 31,
(in thousands)	2022	2021
Liabilities
Lease liability current portion	$1,581	$1,437
Lease liability non-current	10,344	9,847
Total lease liability	$11,925	$11,284

As of December 31, 2022, the maturities of lease liabilities were as follows:

Operating
(in thousands)	leases
2023	$2,375
2024	2,388
2025	2,100
2026	2,080
2027	1,913
After 2027	6,541
Total lease payments	17,397
Less: interest	(5,472)
Present value of lease liabilities(*)	$11,925

(*) As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date and considering the term of the lease to determine the present value of lease payments. We used the incremental borrowing rate of 10.25% on February 28, 2019, for leases that commenced prior to that date through December 31, 2021. We used an incremental borrowing rate of 5.65% for the NC lease.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8 – INCOME TAXES

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based upon management's assessment of all available evidence, we believe that it is more-likely-than-not that the deferred tax assets will not be realizable, and therefore, a valuation allowance has been established. The valuation allowance for deferred tax assets was approximately $400.4 million and $367.4 million as of December 31, 2022 and 2021, respectively.

The Tax Cuts and Jobs Act of 2017 (TCJA) included changes to the treatment of research and development expenses under IRC Section 174. Formerly, a company could deduct research and development expenses under IRC Section 174 as incurred. Effective for tax years beginning after December 31, 2021, research and development expenses under IRC Section 174 are required to be capitalized, with an amortization period of 5 years for costs incurred in the US and 15 years for costs incurred in a non-US jurisdiction. The Company incurred approximately $135.4 million of US research and development costs and approximately $38.5 million of non-US research and development costs that were capitalized during the year ended December 31, 2022.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act) was enacted on March 27, 2020 in response to the economic fall out of the COVID-19 pandemic in the United States. The CARES Act allows employers to defer the deposit and payment of the employer’s share of Social Security taxes during the payroll tax deferral period of March 27, 2020 through December 31, 2020. The CARES Act provides for half of the deferred payroll taxes to be paid by December 31, 2021 and the second half to be paid by December 31, 2022. The Company did not participate in this deferral program.

The Inflation Reduction Act of 2022 (IRA) was enacted on August 16, 2022. The IRA provided for a Corporate Alternative Minimum Tax (Corp AMT), applicable to tax years beginning after December 31, 2022. The Corp AMT will impose a 15% tax on companies with adjusted financial statement income of over $1 billion for US-based organizations. At this time, it is not anticipated that the Corp AMT will be applicable for the Company.

As of December 31, 2022, we have U.S. net operating loss carryforwards of approximately $1.3 billion , research and development credit carryforwards (R&D credits) of approximately $42.0 million and business interest expense carryforward of $15.7 million. For income tax purposes, these NOLs and R&D credits will expire in various amounts through 2039. NOLs generated after 2017 and the business interest expense carryforwards do not expire. The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards and R&D credit carryforwards in the case of certain events including significant changes in ownership interests. The Exchange Transaction with TG Bio may have resulted in a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, stock issuance activities may have resulted in a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended. Accordingly, a substantial portion of the Company’s NOLs above may be subject to annual limitations in reducing any future year’s taxable income, and a substantial portion of the R&D Credit carryforwards may be subject to annual limitations in reducing any future year’s tax.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are presented below.

(in thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$303,729	$295,985
Research and development credit	42,031	35,665
Noncash compensation	10,325	32,356
Disallowed interest	3,882	2,434
Capitalized R&D Expenses	39,411	—
Other	985	1,006
Deferred tax asset, excluding valuation allowance	400,363	367,446

Less valuation allowance	(400,363)	(367,446)
Net deferred tax assets	$—	$—

There was no current or deferred income tax expense for the year ended December 31, 2022. Income tax expense differed from amounts computed by applying the US Federal income tax rate of 21% for the years ending December 31, 2022, 2021 and 2020, to pretax loss as follows:

	For the year ended December 31,
(in thousands)	2022	2021	2020

Loss before income taxes, as reported in the consolidated statements of operations	$(198,335)	$(348,101)	$(279,381)

Computed “expected” tax benefit	$(41,650)	$(73,101)	$(58,670)

Increase (decrease) in income taxes resulting from:
Expected benefit from state and local taxes	(7,242)	(3,445)	(10,801)
Research and development credits	(6,389)	(8,337)	(5,265)
Officer Compensation Limitation	4,391	439
Other	374	428	1,065
Stock options	17,599	(6,726)	(1,558)
Enactment of federal tax reform	—	—	(14,763)
Change in the balance of the valuation allowance for deferred tax assets	32,917	90,742	89,992
	$—	$—	$—

We file income tax returns in the U.S Federal and various state and local jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by tax authorities for years prior to 2019. However, NOLs and tax credits generated from those prior years could still be adjusted upon audit.

The Company would recognize interest and penalties, if any, to uncertain tax position in income tax expense in the statement of operations. There was no accrual for interest and penalties related to uncertain tax positions for 2022. We do not believe that there will be a material change in our unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 9 – LICENSE AGREEMENTS

BRIUMVI (Ublituximab)

In January 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the LFB License Agreement). Under the terms of the LFB License Agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. For the period ended December 31, 2022, we have incurred expenses of approximately $25.0 million related to the achievement of certain milestones of the LFB License Agreement, $12.0 million of which is recorded in accounts payable as of December 31, 2022. These expenses are included in other research and development expenses in the accompanying consolidated statements of operations.

LFB Group is eligible to receive future payments of approximately $6.0 million, upon our successful achievement of certain regulatory milestones, in addition to royalty payments on net sales of ublituximab at a royalty rate in the high-single digits. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party.

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $0.2 million for each of the years ended December 31, 2022, 2021 and 2020, and at December 31, 2022 and 2021, have deferred revenue of approximately $0.5 million and $0.6 million, respectively, associated with this $2 million payment (approximately $0.2 million of which has been classified in current liabilities at December 31, 2022 and 2021).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of ublituximab in the sublicense territory.

TG-1701: BTK

In January 2018, we entered into a global exclusive license agreement with Jiangsu Hengrui, to acquire worldwide intellectual property rights, excluding Asia but including Japan, and for the research, development, manufacturing, and commercialization of products containing or comprising of any of Hengrui’s Bruton’s Tyrosine Kinase inhibitors containing the compounds of either TG-1701 (SHR1459 or EBI1459) or TG1702 (SHR1266 or EBI1266). Hengrui is eligible to receive milestone payments totaling approximately $350 million upon and subject to the achievement of certain milestones. Various provisions allow for payments in conjunction with the agreement to be made in cash or our common stock, while others limit the form of payment. In July 2020, we paid Hengrui $2.0 million as part of a milestone in accordance with the license agreement. Royalty payments in the low double digits are due on net sales of licensed products and revenue from sublicenses.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

TG-1801: anti-CD47/anti-CD19

In June 2018, we entered into a Joint Venture and License Option Agreement with Novimmune to collaborate on the development and commercialization of Novimmune’s novel first-in-class anti-CD47/anti-CD19 bispecific antibody known as TG-1801 (previously NI-1701). The companies will jointly develop the product on a worldwide basis, focusing on indications in the area of hematologic B-cell malignancies. We serve as the primary responsible party for the development, manufacturing and commercialization of the product. Milestone payments will be paid based on early clinical development, and the Company will be responsible for the costs of clinical development of the product through the end of the Phase 2 clinical trials, after which the Company and Novimmune will be jointly responsible for all development and commercialization costs. The Company and Novimmune will each maintain an exclusive option, exercisable at specific times during development, for the Company to license the rights to TG-1801, in which case Novimmune is eligible to receive additional milestone payments totaling approximately $185 million as well as tiered royalties on net sales in the high single to low double digits upon and subject to the achievement of certain milestones.

UKONIQ (umbralisib)

On September 22, 2014, we exercised our option to license the global rights to umbralisib, thereby entering into an exclusive licensing agreement (the TGR-1202 License) with Rhizen Pharmaceuticals, SA (Rhizen) for the development and commercialization of umbralisib. As of December 31, 2022, we have incurred approximately $24.0 million in expense related to the achievement of certain milestones of the Umbralisib License.

Under the terms of the TGR 1202 License, Rhizen is eligible to receive approval and sales-based milestone payments in the aggregate of approximately $175 million payable. For the year ended December 31, 2021, we paid Rhizen $12.0 million as part of a primary indication approval milestone for launch of product in the US in accordance with the terms of the Umbralisib License. Additionally, Rhizen receives tiered royalties that escalate from high single digits to low double digits on any net sales of umbralisib. During the year ended December 31, 2022, the Company recorded $0.2 million related to the worldwide royalty due under the Umbralisib License in cost of product revenue based on U.S. sales of UKONIQ and as of December 31, 2022, approximately $3,000 in royalties were payable under the Umbralisib License. As a result of the withdrawal of UKONIQ from the U.S. market and discontinuation of all commercialization activities,  we do not expect to incur any additional costs related to this license agreement.

TG-1501: Cosibelimab

In March 2015, we entered into a Global Collaboration Agreement (Collaboration Agreement) with Checkpoint for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. The Collaboration Agreement was amended in June 2019 and in March of 2020. We incurred expenses of approximately $0.1 million, $0.1 million and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, the majority of which relates to manufacturing expenses and milestone payments of PD-L1. The relevant expenses are recorded in other research and development in the accompanying consolidated statements of operations.

NOTE 10 – RELATED PARTY TRANSACTIONS

In July 2015, we entered into a Shared Services Agreement (the Shared Services Agreement) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $1.3 million, $0.9 million and $0.8 million for shared services for the years ended December 31, 2022, 2021 and 2020, respectively, primarily related to shared personnel. Mr. Weiss, our Chairman and Chief Executive Officer, also serves as a director and Executive Vice Chairman, Strategic Development of FBIO.

TG Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Please refer to Note 7 - Leases for details regarding the Office Agreement with FBIO, as well as Note 9 - License Agreements for details regarding the Collaboration Agreement with Checkpoint.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2022, we have known contractual obligations; commitments and contingencies of $91.6 million related to our short- and long-term liabilities and operating lease obligations.

		Less than			More than
Payment due by period (in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Contractual obligations
Operating leases	$17,397	$2,375	$4,488	$3,993	$6,541
Long-term debt	74,165	—	74,165	—	—
Total	$91,562	$2,375	$78,653	$3,993	$6,541

Leases

See Note 7 - leases for a detailed description of our lease arrangements in New York, New Jersey and North Carolina. Total rental expense was approximately $2.7 million, $2.2 million and $2.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Future minimum lease commitments as of December 31, 2022, in the aggregate total approximately $17.4 million through December 31, 2032. The preceding table shows future minimum lease commitments, which include our office leases in New York, New Jersey, and North Carolina by year as of December 31, 2022.

Loan Payable

See Note 6 – Loan payable for a detail description of our loan agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: March 1, 2023	By:	/s/ Michael S. Weiss
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 1, 2023, and in the capacities indicated:

Signatures	Title
/s/ Michael S. Weiss Michael S. Weiss	Chairman, Chief Executive Officer and President

/s/ Sean A. Power Sean A. Power	Chief Financial Officer, Treasurer and Corporate Secretary

/s/ Laurence N. Charney Laurence N. Charney	Director

/s/ Yann Echelard Yann Echelard	Director

/s/ Kenneth Hoberman Kenneth Hoberman	Director

/s/ Daniel Hume Daniel Hume	Director

/s/ Sagar Lonial Sagar Lonial	Director