Form 10-Q
period 2023-03-31
TG THERAPEUTICS, INC.
filed 2023-05-08
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☒

There were 149,396,038 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 2, 2023.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2023

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements about:

●	our ability to obtain and maintain regulatory approvals for our product candidates, including TG-1701 and TG-1801, as well as any other product candidates, and our ability to maintain regulatory approval of BRIUMVI® (ublituximab-xiiy) in relapsing forms of multiple sclerosis (RMS) in the U.S.;
●	our ability to adapt and expand our commercial infrastructure to successfully launch, market and sell BRIUMVI and our other product candidates;
●	our ability to maintain a reliable supply of our products that meets market demand;
●	the success of the ongoing commercialization of BRIUMVI or any future products or combinations of products, including the anticipated rate and degree of market acceptance and pricing and reimbursement;
●	the initiation, timing, progress and results of our pre-clinical studies and clinical trials;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to develop, formulate, manufacture and commercialize our product candidates;
●	our ability to establish and maintain contractual relationships, on commercially reasonable terms, with third parties for manufacturing, distribution and supply, and a range of other support functions for our clinical development and commercialization efforts;
●	the implementation of our business model and, strategic plans for our business and drug candidates;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product and product candidates;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	our ability to maintain and establish collaborations and enter into strategic arrangements, if desired;
●	our ability to meet any of our financial projections or guidance, including without limitation short and long-term revenue projections or guidance and changes to the assumptions underlying those projections or guidance;
●	our ability to obtain sufficient capital to fund our planned operations;
●	our financial performance and cash burn management;
●	our ability to maintain or obtain adequate product liability and other insurance coverage; and
●	developments relating to our competitors and our industry.

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

Risks Related to Commercialization

●	If we are unable to maintain current approval of BRIUMVI our business will be materially harmed.
●	We cannot predict when or if we will obtain regulatory approval to commercialize our product candidates, including TG-1701 and TG-1801 in B-cell disorders.
●	We have limited experience operating as a commercial company, and, as a result, the marketing and sale of BRIUMVI in RMS may be less successful than anticipated.
●	If BRIUMVI or any of our future product candidates (if approved) do not achieve broad market acceptance among physicians, patients, payors, or the medical community, the revenues that we generate from product sales will be limited.
●	If the market opportunities for BRIUMVI and any future products for which we may receive approval, including TG-1701 or TG-1801 in B-cell disorders, are smaller than we estimate or if any approval we obtain is based on a narrower patient population or the labeling includes warnings or limitations that are not acceptable to patients or healthcare providers, our revenue will be adversely affected.
●	We face substantial competition for treatments for our target indications, including from companies with greater resources than we have, which may result in others commercializing drugs before or more successfully than we do, which could result in the reduction or elimination of our commercial opportunity.
●	If we are unable to generate sufficient revenue, we may need to raise substantial additional capital to sustain our business.
●	Product liability lawsuits could cause us to incur substantial liabilities and limit product commercialization.

Risks Related to our Financial Position and Need for Additional Capital

●	We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.
●	We may need to raise substantial additional funding. If we are unable to raise capital, if needed, we may be required to delay, limit, reduce, or eliminate some of our drug development programs or commercialization efforts.
●	Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

Risks Related to Drug Development and Regulatory Approval

●	If we are unable to obtain or maintain regulatory approval for our product or product candidates and ultimately cannot commercialize one or more of them, or if we experience significant delays in doing so, our business will be materially harmed.
●	Our product and product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or significantly limit their commercial profile following marketing approval, if any, or result in withdrawal from the market if approved.
●	Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be impacted, as more patient data or additional endpoints are analyzed.
●	Any products or product candidates we may advance through clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays, or prevent the receipt of the required approvals.

Risks Related to Governmental Regulation of the Pharmaceutical Industry

●	We are subject to extensive regulation, including new legislative and regulatory proposals, including efforts to control, set or cap pricing for approved drugs, which may increase our compliance costs and adversely affect our ability to market our products, obtain collaborators and raise capital.
●	If we fail to comply with various healthcare laws and regulations, we may incur losses or be subject to civil or criminal liability.
●	If we fail to comply with regulatory requirements, any product candidate may fail to receive regulatory approval and any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties.

Risks Related to our Dependence on Third Parties

●	If the third parties on which we rely to conduct our clinical trials and generate clinical, preclinical, and other data necessary to support our regulatory applications do not perform their services as required, we may not be able to obtain regulatory approval for or commercialize our product or product candidates when expected or at all.
●	Our reliance on third parties for commercial and clinical supply of our product and product candidates increases the risk that we will not have sufficient quantities of our product or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
●	Because we have in-licensed our product and product candidates from third parties, any dispute with, or non-performance by our licensors will adversely affect our ability to develop and commercialize the applicable product.

Risks Related to Intellectual Property

●	Our success depends upon our ability to obtain and protect our intellectual property, and if the scope of our patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.
●	Our patent protection could be reduced or eliminated for non-compliance with various procedural and other requirements imposed by governmental patent agencies.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
●	If we or our partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming to defend against such lawsuits, and an unfavorable outcome in any such lawsuit would have a material adverse effect on our business.
●	If we are unable to protect the confidentiality of our trade secrets, our business may be significantly harmed.

Risks Related to COVID-19

●	Public health issues including an epidemic or global pandemic, and specifically the pandemic caused by COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.
●	Patients and healthcare providers have raised concerns that immunosuppressive products, like anti-CD20 antibodies and other B-cell targeted agents, may increase the risk of acquiring COVID-19 or lead to more severe complications upon infection. These concerns may impact the commercial potential for BRIUMVI and other immunosuppressive products that we have in development.

General Risk Factors

●	We will need to develop and expand our business, and we may encounter difficulties in managing this development and expansion.
●	Our ability to continue our clinical development and commercialization activities will depend on our ability to attract and maintain key management and other personnel.
●	Certain of our executive officers, directors and other stockholders own more than 5% of our outstanding common stock and may be able to influence our management and the outcome of matters submitted to shareholders for approval.
●	Certain anti-takeover provisions in our charter documents and Delaware law could make a third-party acquisition more difficult, which could limit the price investors might be willing to pay for our common stock.
●	Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit and could subject us to securities and shareholder derivative litigation.
●	Significant disruptions of information technology systems, breaches of data security, or unauthorized disclosures of sensitive data could harm our business and subject us to liability or reputational damage.

The foregoing is only a summary of some of our risks. These and other risks are discussed more fully in the section entitled “Risk Factors” in Part II, Item IA and elsewhere in this Quarterly Report on Form 10-Q (our Risk Factors).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$61,469	$102,304
Short-term investment securities	78,241	59,374
Accounts receivable, net	8,623	—
Inventories	27,221	—
Prepaid research and development	4,771	4,237
Other current assets	4,458	2,359
Total current assets	184,783	168,274
Restricted cash	1,276	1,273
Long-term investment securities	—	12,404
Right of use assets	8,689	8,888
Leasehold interest, net	1,574	1,627
Equipment, net	237	307
Goodwill	799	799
Total assets	$197,358	$193,572

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$57,092	$42,019
Other current liabilities	1,221	1,169
Lease liability – current portion	1,546	1,581
Accrued compensation	3,217	8,432
Total current liabilities	63,076	53,201
Deferred revenue, net of current portion	267	305
Loan payable – non-current	96,503	71,135
Lease liability – non-current	10,079	10,344
Total liabilities	169,925	134,985
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share (175,000,000 shares authorized, 149,437,347 and 146,426,697 shares issued, 149,396,038 and 146,385,388 shares outstanding at March 31, 2023 and December 31, 2022, respectively)	149	146
Additional paid-in capital	1,593,783	1,585,708
Treasury stock, at cost, 41,309 shares at March 31, 2023 and December 31, 2022	(234)	(234)
Accumulated deficit	(1,566,265)	(1,527,033)
Total stockholders’ equity	27,433	58,587
Total liabilities and stockholders’ equity	$197,358	$193,572

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Revenue:
Product revenue, net	$7,765	$1,978
License revenue	38	38
Total revenue	$7,803	$2,016

Costs and expenses:
Cost of product revenue	857	237
Research and development:
Noncash compensation	1,584	1,895
Other research and development	14,286	46,147
Total research and development	15,870	48,042

Selling, general and administrative:
Noncash compensation	5,240	226
Other selling, general and administrative	22,828	20,383
Total selling, general and administrative	28,068	20,609

Total costs and expenses	44,795	68,888

Operating loss	(36,992)	(66,872)

Other expense (income):
Interest expense	2,844	2,664
Other income	(604)	(523)
Total other expense (income), net	2,240	2,141

Net loss	$(39,232)	$(69,013)

Basic and diluted net loss per common share	$(0.28)	$(0.51)

Weighted-average shares used in computing basic and diluted net loss per common share	140,312,269	134,400,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2022	143,292,043	$143	$1,565,942	41,309	$(234)	$(1,328,698)		$237,153
Issuance of common stock in connection with exercise of options	30,411	*	125	—	—	—		125
Issuance of restricted stock	1,852,626	2	(2)	—	—	—		—
Forfeiture of restricted stock	(591,746)	*	*	—	—	—		—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	2,121	—	—	—		2,121
Net loss	—	—	—	—	—	(69,013)		(69,013)
Balance at March 31, 2022	144,583,334	145	1,568,186	41,309	(234)	(1,397,711)		170,386

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2023	146,426,697	$146	$1,585,708	41,309	$(234)	$(1,527,033)	$58,587
Issuance of common stock in connection with exercise of options	66,701	*	363	—	—	—	363
Issuance of restricted stock	3,017,736	3	(3)	—	—	—	—
Warrants issued with debt financing	—	—	595	—	—	—	595
Forfeiture of restricted stock	(73,787)	*	—	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	7,120	—	—	—	7,120
Net loss	—	—	—	—	—	(39,232)	(39,232)
Balance at March 31, 2023	149,437,347	149	1,593,783	41,309	(234)	(1,566,265)	27,433

*Amount less than one thousand dollars

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(39,232)	$(69,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	6,823	2,121
Depreciation and amortization	68	76
Amortization of premium (discount) on investment securities	(301)	23
Amortization of debt issuance costs	461	461
Amortization of leasehold interest	53	53
Noncash change in lease liability and right of use asset	491	683
Change in fair value of notes payable	59	(178)
Changes in assets and liabilities:		—
Increase in inventory	(26,924)	—
Decrease (increase) in other current assets	(2,623)	6,759
Decrease (increase) in accounts receivable	(8,623)	487
Increase (decrease) in accounts payable and accrued expenses	9,858	(10,170)
Decrease in lease liabilities	(593)	(492)
Increase in other current liabilities	619	539
Decrease in deferred revenue	(38)	(38)
Net cash used in operating activities	(59,902)	(68,689)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term securities	16,000	13,225
Investment in held-to-maturity securities	(22,168)	(56,889)
Purchases of PPE	—	(7)
Net cash used in investing activities	(6,168)	(43,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan payable	—	(975)
Proceeds from exercise of options	363	125
Proceeds from debt financings	25,000	—
Financing costs paid	(125)	—
Net cash provided by (used in) financing activities	25,238	(850)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(40,832)	(113,210)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	103,577	300,151

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$62,745	$186,941

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$61,469	$185,676
Restricted cash	1,276	1,265
Total cash, cash equivalents and restricted cash	$62,745	$186,941

Cash paid for:
Interest	$1,749	$1,584

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

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

TG Therapeutics is a fully-integrated, commercial stage, biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell diseases. In addition to a research pipeline including several investigational medicines, TG has received approval from the United States Food and Drug Administration (FDA) for BRIUMVI® (ublituximab-xiiy) for the treatment of adult patients with relapsing forms of multiple sclerosis (RMS), to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults. We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022. The accompanying condensed December 31, 2022 balance sheet has been derived from these statements. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Liquidity and Capital Resources

We have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of March 31, 2023, we have an accumulated deficit of $1.6  billion.

Our major sources of cash have been proceeds from private placement and public offering of equity securities, and from our loan and security agreements executed with Hercules Capital, Inc. (Hercules) (see Note 7 for more information). Since inception, we have incurred significant operating losses. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. As of March 31, 2023, we had generated $7.8 million in revenue from drug sales of BRIUMVI. BRIUMVI first became commercially available in the United States in January of 2023. Even with the commercialization of BRIUMVI and the possible future commercialization of our other drug candidates, we may not become profitable. Our ability to achieve profitability depends on our ability to generate revenue and many other factors, including our ability to obtain regulatory approval for our drug candidates; successfully complete any post-approval regulatory obligations; and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. As of March 31, 2023, we had $139.7 million in cash and cash equivalents, and investment securities. We anticipate that our cash, cash equivalents, and investment securities as of March 31, 2023, capital contractually available under our existing loan and security agreement, and forecasted revenue, will provide sufficient liquidity for more than a twelve-month period from the date of filing of this Quarterly Report on Form 10-Q.

The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, our commercialization efforts for BRIUMVI, preparations for the potential commercialization of our other drug candidates, and the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our ongoing and future operations, including the commercialization of any of our drug candidates.

Our common stock is quoted on the Nasdaq Capital Market and trades under the symbol “TGTX.”

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K, except updated herein or as it relates to revenue recognition, accounts receivable, inventory, cost of product revenue, and the adoption of new accounting standards during the three months ended March 31, 2023. Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Revenue Recognition

Pursuant to Topic 606, we recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To achieve this core principle, Topic 606 includes provisions within a five-step model that includes i) identifying the contract with a customer, ii) identifying the performance obligations in the contract, iii) determining the transaction price, iv) allocating the transaction price to the performance obligations, and v) recognizing revenue when, or as, an entity satisfies a performance obligation.

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

These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is expected to be settled with a credit against the Company’s customer account) or a liability (if the amount is expected to be settled with a cash payment). The Company’s estimates of reserves established for variable consideration are calculated based upon a consistent application of the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. These estimates reflect the Company’s current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be subject to constraint and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration received may ultimately differ from the Company’s estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment.

Chargebacks: Chargebacks for discounts represent the Company’s estimated obligations resulting from contractual commitments to sell product to qualified healthcare providers and government agencies at prices lower than the list prices charged to the customers who directly purchase the product from the Company. The customers charge the Company for the difference between what the customers pay the Company for the product and the customers’ ultimate contractually committed or government required lower selling price to the qualified healthcare providers.

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

Subject to certain limitations, the Company’s return policy allows for eligible returns of BRIUMVI for credit under the following circumstances:

●receipt of damaged product;

●shipment errors that were a result of an error by the Company;

●expired product that is returned during the period beginning three months prior to the product’s expiration and ending six months after the expiration date;

●product subject to a recall; and

●product that the Company, at its sole discretion, has specified can be returned for credit.

As of March 31, 2023, the Company has not received any returns related to sales of BRIUMVI.

Co-Payment Assistance Programs: Co-payment assistance is provided to qualified patients with commercial insurance, whereby the Company may provide financial assistance to patients with prescription drug co-payments required by the patient's insurance provider. Reserves for co-payment assistance are recorded in the same period the related revenue is recognized.

Accounts Receivable

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns and chargebacks. Our contracts with customers have standard payment terms. We analyze accounts that are past due for collectability, and regularly evaluate the creditworthiness of our customers so that we can properly assess and respond to changes in their credit profiles. As of March 31, 2023, we determined an allowance for expected credit losses related to outstanding accounts receivable was currently not required based upon our review of contractual payment terms and individual customer circumstances.

Cost of Product Revenue

Cost of product revenue consists primarily of third-party manufacturing costs, distribution, overhead and royalties owed to our licensing partner for BRIUMVI sales.  Cost of sales may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, a portion of the costs of producing BRIUMVI sold to date was expensed as research and development prior to the FDA approval of BRIUMVI and therefore it is not reflected in the cost of product revenue.

Inventory

Prior to regulatory approval, we expense costs relating to the production of inventory as research and development expense in the period incurred. Following regulatory approval, costs to manufacture those approved products will be capitalized. Inventories are stated at the lower of cost or estimated net realizable value with cost based on the first-in-first-out method (FIFO). Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in clinical trials.

Prior to the approval of BRIUMVI, all manufacturing and other potential costs related to the commercial launch of BRIUMVI were expensed to research and development expense in the period incurred.

Net Loss Per Common Share

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, restricted stock, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The cumulative amounts of potentially dilutive securities excluded from the calculation were 14,209,749 and 12,657,717 for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes our potentially dilutive securities at March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Unvested restricted stock	9,000,857	9,952,451
Options	4,876,484	2,423,991
Warrants	312,272	262,100
Shares issuable upon note conversion	20,136	19,175
Total	14,209,749	12,657,717

NOTE 2 NET PRODUCT REVENUE

For the three months ended March 31, 2023 our only source of product revenue has been from U.S. sales of BRIUMVI which we began shipping to our customers in January 2023.  For the three months ended March 31, 2022 our only source of product revenue was from the U.S. sales of UKONIQ, which we began shipping to our customers in February 2021. The voluntary withdrawal of UKONIQ from the U.S. market was announced on April 15, 2022. Effective May 31, 2022, UKONIQ was officially withdrawn from the market.

As of March 31, 2023, approximately $1.9 million of estimated gross-to-net accruals have been recorded as a reduction of accounts receivable, net and within accounts payable and accrued expenses on the condensed consolidated balance sheets.

NOTE 3 INVESTMENT SECURITIES

Our investments as of March 31, 2023 and December 31, 2022 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between April 2023 and March 2024) (held-to-maturity)	$78,241	$2	$951	$77,292
Total short-term investment securities	$78,241	$2	$951	$77,292

	December 31, 2022
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated fair
	adjusted	holding gains	holding losses	value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2022 and April 2022) (held-to-maturity)	$59,374	$—	$1,053	$58,321

Long-term investments:
Obligations of domestic governmental agencies (maturing between February 2023 and June 2023) (held-to-maturity)	12,404	—	429	11,975
Total short-term and long-term investment securities	$71,778	$—	$1,482	$70,296

NOTE 4 INVENTORY

The following table presents our inventory as of March 31, 2023 (in thousands):

March 31, 2023
Raw Materials	$24
Work in Process	27,145
Finished Goods	52
Total Inventory	$27,221

Inventory is stated at the lower of cost or net realizable value and consists of raw materials, work-in-process and finished goods. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. At March 31, 2023, all of our inventory was related to BRIUMVI, which was approved by the FDA on December 28, 2022, at which time we began to capitalize costs to manufacture BRIUMVI. The Company has not recorded any inventory write downs since that time. Prior to the FDA approval of BRIUMVI, all costs related to the manufacturing of BRIUMVI and related material were charged to research and development expense in the period incurred. No costs related to the manufacturing of BRIUMVI and the related material were incurred between the approval date and year end 2022, therefore, inventory is not included in the December 31, 2022 condensed consolidated balance sheets. Inventory that is used for clinical development purposes is expensed to research and development expense when consumed. At March 31, 2023, we determined that a reserve related to BRIUMVI inventory is not required. We currently use a limited number of third-party contract manufacturing organizations (CMOs) to produce our inventory.

NOTE 5 FAIR VALUE MEASUREMENTS

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

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts receivable, accounts payable and loan payable. As of March 31, 2023 and December 31, 2022, the fair values of cash and cash equivalents, restricted cash, accounts receivable, and loan and interest payable approximate their carrying value. The carrying value of loan payable on the Company’s balance sheet is estimated to approximate its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics.

We have no Level 1 or Level 2 instruments. Our Level 3 instrument amounts represent the fair value of the 5% Notes and related accrued interest. The following table summarizes the changes in Level 3 instruments during the three months ended March 31, 2023:

(in thousands)
Balance at December 31, 2022	243
Interest accrued on face value of 5% Notes	270
Change in fair value of Level 3 liabilities	(210)
Balance at March 31, 2023	$303

The change in the fair value of the Level 3 liabilities is reported in other (income) expense in the accompanying condensed consolidated statements of operations.

NOTE 6 STOCKHOLDERS’ EQUITY

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

We had no activity on the 2022 ATM during the three months ended March 31, 2023.

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

Equity Incentive Plans

The TG Therapeutics, Inc. 2022 Incentive Plan (the 2022 Incentive Plan) was approved by stockholders in June 2022 with 17 million shares available to be issued, of which not more than 10 million shares may be issued pursuant to “full-value awards.” Full-value awards include any award other than an option or stock appreciation right and which is settled by the issuance of stock. As of March 31, 2023, 4,948,662 shares of restricted stock and 2,272,500 options were outstanding and up to an additional 9,247,521 shares were available to be issued under the 2022 Incentive Plan.

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the 2012 Incentive Plan) was approved by stockholders in June 2020. As of March 31, 2023, 5,552,226 shares of restricted stock and 2,603,984 options were outstanding, and no additional shares were available to be issued under the 2012 Incentive Plan as the 2022 Incentive Plan is now the only active incentive plan.

Stock-based compensation expense included in the condensed consolidated statements of operations was $6.8 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively. The $6.8 million for the three months ended March 31, 2023, is net of $0.3 million of stock-based compensation expense that was capitalized into inventory.

Stock Options and Restricted Stock

The following table summarizes the activity for stock options and restricted stock for the three months ended March 31, 2023:

	Stock Options	Restricted Stock
Equity awards outstanding, beginning of year	5,135,685	8,732,286
Changes during the year:
Granted	—	3,017,736
Exercised or vested	(66,701)	(1,175,347)
Expired or Forfeited	(192,500)	(73,787)
Equity awards outstanding, end of period	4,876,484	10,500,888

As of March 31, 2023, total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized were as follows:

(in thousands)	Stock Options	Restricted Stock
Unrecognized compensation cost	$6,988	$51,264
Expected weighted-average period in years of compensation cost to be recognized	3.1	3.2

Warrants

The Company’s only outstanding warrants are the warrants issued to Hercules as part of the Loan Agreement, the Amended Loan Agreement and the First Amendment (as such terms are defined below) to purchase 147,058, 115,042 and 50,172 shares of our common stock with exercise prices of $4.08, $17.95 and $14.70, respectively. See Note 7 for further details. There will not be any ongoing stock compensation expense volatility associated with these warrants.

NOTE 7 LOAN PAYABLE

On February 28, 2019 (the Closing Date), we entered into a term loan facility with Hercules Capital, Inc. (Hercules or Lender), which provided us with the capacity to borrow up to an aggregate principal amount of $60.0 million (Term Loan). The Term Loan is governed by a loan and security agreement, dated February 28, 2019 (the Loan Agreement), which provides for up to four separate advances. The first advance of $30.0 million was drawn on the Closing Date. An additional $30.0 million under the Term Loan was previously available upon the completion of different milestones and time points that have now lapsed.

On December 30, 2021 (the Amended Loan Agreement Closing Date), the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Hercules Capital, Inc. The Amended Loan Agreement amended the terms of the Loan Agreement to, among other things, (i) increase the aggregate principal amount of the loan, available at the Company’s option, from $60.0 million to $200.0 million (the Amended Term Loan), (ii) issue a first advance of $70.0 million drawn at the Amended Loan Agreement Closing Date, a portion of which was used to refinance the current outstanding loan balance of approximately $7.8 million and pay for expenses incurred by the Lender in executing the agreements, (iii) change the draw amounts and dates available in subsequent tranches, (iv) extend the maturity date of the facility from the original March 1, 2022 to January 1, 2026, (v) reset and extend the interest only period from April 1, 2021 to February 1, 2025 and extendable to August 1, 2025 subject to the achievement of certain performance milestones, and (vi) modify the cash interest rate to be the greater of either (a) the “prime rate” as reported in The Wall Street Journal plus 2.15%, and (b) 5.40%. In addition to the cash interest rate, the principal balance will accrue paid-in-kind interest at a rate of 3.45%, which amount will be capitalized and added to the outstanding principal balance of the Amended Term Loan and payable at the maturity date of the Amended Loan Agreement. The performance milestones are based on achievement of certain FDA approvals and impact the potential extension of the interest only period, access to future advances under the Loan Agreement and minimum cash levels required under the Amended Loan Agreement.

The Amended Loan Agreement contains financial covenants from and after October 15, 2022 that require the Company to maintain certain levels of unrestricted cash and additional financial covenants related to market capitalization and unrestricted cash commencing on July 1, 2023 at any time when the Amended Term Loan advances made under the Amended Loan Agreement are greater than $70 million.

On March 31, 2023 (the First Amendment Effective Date), the Company entered into a First Amendment to the Amended and Restated Loan and Security Agreement (the First Amendment) with Hercules. The First Amendment amended the terms of the Amended Loan Agreement to, among other things, (i) issue an advance of $25.0 million drawn at the First Amendment Effective Date (the Tranche 3A Advance), (ii) formal expiration of Tranche 2, (iii) change the draw amounts and dates available under subsequent tranches, including splitting the remaining balance of Tranche 3 into two additional advances in an aggregate principal amount of up to $20.0 million, in increments of $10.0 million (each a Tranche 3B Advance and Tranche 3C Advance), decreasing the amount available under Tranche 4 from $65.0 million to $60.0 million, and adding a Tranche 5 of $25.0 million, subject to the achievement of revenue related performance milestones, (iv) extend the interest only period from February 1, 2025 to August 1, 2025, and (v) modify the cash interest rate to be the greater of either (a) the “prime rate” as reported in The Wall Street Journal plus 1.20%, and (b) 8.95%. In addition to the cash interest rate, the principal balance will accrue paid-in-kind interest at a rate of 2.25%, which amount will be capitalized and added to the outstanding principal balance of the Amended Term Loan and payable at the maturity date of the Amended Loan Agreement. The First Amendment requires that the additional financial covenants referenced above apply at all times commencing on July 1, 2023.

The First Amendment also contains warrant coverage of 2.95% of each advance amount funded. A warrant was issued by the Company to Hercules to purchase 50,172 shares of common stock with an exercise price of $14.70 for the amount funded pertaining to the Tranche 3A Advance (the First Amendment Warrant). The First Amendment Warrant shall be exercisable for seven years from the date of issuance. Hercules may exercise the First Amendment Warrant either by (a) cash or check or (b) through a net issuance conversion.

In addition, the Company is required to pay a final payment fee equal to 5.95% of the aggregate principal amount of the Term Loan Advances (as defined in the Loan Agreement) plus 4.95% of the aggregate principal amount of all other advances.

The Company may, at its option, prepay the Amended Term Loan in full or in part, subject to a prepayment penalty equal to (i) 1.5% of the principal amount prepaid if the prepayment occurs prior to the first anniversary of the First Amendment Effective Date, and (ii) 1.0% of the principal amount prepaid if the prepayment occurs on or after the first anniversary of the First Amendment Effective Date.

The Company evaluated whether the First Amendment represented a debt modification or extinguishment of the Term Loan in accordance with ASC 470-50, Debt – Modifications and Extinguishments. As a result of the modification of terms and no repayment or retirement of the Term Loan, the Term Loan was accounted for by the Company under the modification accounting model. The Company capitalized the facility charge from the First Amendment advance to debt issuance costs and expensed third party fees in the Company’s statement of operations for the three months ended March 31, 2023.

The Company estimated the fair value of the First Amendment Warrant using the Black-Scholes model based on the following key assumptions:

Amended Term Loan
Exercise price	$14.70
Common share price on date of issuance	$15.04
Volatility	0.88%
Risk-free interest rate	3.6%
Expected dividend yield	—%
Contractual term (in years)	7.00 years

The Company incurred financing expenses of $2.0 million (including the fair value of the First Amendment Warrant) related to the First Amendment which are recorded as debt issuance costs and as an offset to loan payable on the Company’s consolidated balance sheet. The debt issuance costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and will be included in interest expense in the Company’s consolidated statements of operations. Amortization of debt issuance costs was $0.5 million for each of the three months ended March 31, 2023, and 2022, respectively. At March 31, 2023, the remaining unamortized balance of debt issuance costs was $7.0 million.

The loan payable as of March 31, 2023 and December 31, 2022, is as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Loan payable	$95,000	$70,000
Add: Accreted Liability of final payment fee	8,532	6,667
	103,532	76,667
Less: unamortized debt issuance costs	(7,029)	(5,532)
	96,503	71,135
Less: principal payments	—	—
Total loan payable	96,503	71,135
Less: current portion	—	—
Loan payable non-current	$96,503	$71,135

NOTE 8 LEASES

In October 2014, we entered into an agreement (the Office Agreement) with Fortress Biotech, Inc. (FBIO) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.8 million under the Office Agreement. We began to occupy this space in April 2016, with rental payments beginning in the third quarter of 2016. Also in connection with this Office Agreement, we have pledged $1.3 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying condensed consolidated balance sheets.

In October 2019, we finalized a five-year lease for office space in New Jersey (the NJ Lease). We approximate an average annual rental obligation of $0.3 million under the NJ Lease. We took possession of this space in October 2019, with rental payments beginning in November 2019. We incurred rental expense of $0.1 million for the three months ended March 31, 2023.

In October 2021, we finalized a five-year lease for office space in North Carolina (the NC Lease). We approximate an average annual rental obligation of $0.2 million under the NC Lease. We took possession of this space in February 2022, with rental payments beginning in April 2022. We incurred rental expense of less than $0.1 million for the three months ended March 31, 2023.

At January 1, 2019, we recognized a lease liability and corresponding Right-of-Use (ROU) asset of $9.5 million and $8.1 million, respectively, based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. The present values of our lease liability and corresponding ROU asset are $11.6 million and $8.7 million, respectively, as of March 31, 2023. Our leases have remaining lease terms of 2 years to 10 years. One lease has a renewal option to extend the lease for an additional term of two years. The following components of lease expense are included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
(in thousands)	2023	2022
Operating lease cost	$544	$514
Net lease cost	$544	$514

As of March 31, 2023, the weighted-average remaining operating lease term was 6.3 years and the weighted-average discount rate for operating leases was 9.98%. Cash paid for amounts included in the measurement of operating lease liabilities during the three months ended March 31, 2023 was $0.6 million. The balance sheet classification of lease liabilities was as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Liabilities
Lease liability current portion	$1,546	$1,581
Lease liability non-current	10,079	10,344
Total lease liability	$11,625	$11,925

As of March 31, 2023, the maturities of lease liabilities were as follows:

Operating
(in thousands)	leases
Remainder of 2023	$1,782
2024	2,388
2025	2,100
2026	2,080
2027	1,913
After 2028	6,542
Total lease payments	16,805
Less: interest	(5,180)
Present value of lease liabilities(*)	$11,625
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

NOTE 9 LICENSE AGREEMENTS

BRIUMVI (Ublituximab)

In January 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the LFB License Agreement). Under the terms of the LFB License Agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. As of March 31, 2023, we have incurred approximately $25.0 million in expense related to the achievement of certain milestones of the LFB License Agreement.

LFB Group is eligible to receive future payments of up to an aggregate of approximately $18.0 million upon our successful achievement of certain regulatory milestones, in addition to royalty payments on net sales of ublituximab at a royalty rate that escalates from mid-single digits to high-single digits. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party. During the three months ended March 31, 2023, the Company recorded $0.8 million related to the worldwide royalty due under the LFB License Agreement in cost of product revenue based on U.S. sales of BRIUMVI and as of March 31, 2023, $0.8 million in royalties were payable under the LFB License Agreement.

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended March 31, 2023 and 2022, and at March 31, 2023 and December 31, 2022, have deferred revenue of approximately $0.4 million and $0.5 million, respectively, associated with this $2 million payment (approximately $0.2 million of which has been classified in current liabilities at March 31, 2023 and December 31, 2022).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of ublituximab in the sublicense territory.

UKONIQ (umbralisib)

In September 2014, we exercised our option to license the global rights to umbralisib, thereby entering into an exclusive licensing agreement (the Umbralisib License) with Rhizen Pharmaceuticals, SA (Rhizen) for the development and commercialization of umbralisib. Prior to this, we had been jointly developing umbralisib in a 50:50 joint venture with Rhizen. As of March 31, 2023, we have incurred approximately $24.0 million in expense related to the achievement of certain milestones of the Umbralisib License.

Under the terms of the Umbralisib License, Rhizen is eligible to receive approval and sales-based milestone payments in the aggregate of approximately $175 million payable. Additionally, Rhizen receives tiered royalties that escalate from high single digits to low double digits on any net sales of umbralisib. During the year ended December 31, 2022, the Company recorded $0.2 million related to the worldwide royalty due under the Umbralisib License in cost of product revenue based on U.S. sales of UKONIQ and as of December 31, 2022, approximately $3,000 in royalties were payable under the Umbralisib License. As of March 31, 2023,  no royalties were payable under the Umbralisib License and as a result of the withdrawal of UKONIQ from the U.S. market and discontinuation of all commercialization activities,  we do not expect to incur any additional costs related to this license agreement.

NOTE 10 RELATED PARTY TRANSACTIONS

In July 2015, we entered into a Shared Services Agreement (the Shared Services Agreement) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. The Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.2 million for each of the three months ended March 31, 2023 and 2022, primarily related to shared personnel. Mr. Weiss, our Chairman and Chief Executive Officer, also serves as a director and Executive Vice Chairman, Strategic Development of FBIO.

Please refer to Note 8 – Leases for details regarding the Office Agreement with FBIO.

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

You should read the following discussion and analysis in conjunction with the unaudited, condensed, consolidated financial statements and the related footnotes thereto appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

OVERVIEW

TG Therapeutics is a fully-integrated, commercial stage, biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell diseases. In addition to a research pipeline including several investigational medicines, TG has received approval from the United States Food and Drug Administration (FDA) for BRIUMVI (ublituximab-xiiy) for the treatment of adult patients with relapsing forms of multiple sclerosis (RMS), to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults. We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

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

For more information, please refer to our Annual Report on Form 10-K for the quarter and year ended December 31, 2022.

OUR PRODUCTS

We currently license worldwide development and commercial rights, subject to certain limited geographical restrictions, for all of our products under development. The following table summarizes the current clinical trial status for our lead drug candidates as of April 2023.

Clinical Drug Candidate: (molecular target)	Initial Target Disease	Stage of Development (trial name)
Ublituximab (anti-CD20 mAb)	Relapsing Forms of Multiple Sclerosis (RMS)	APPROVED
TG-1701 (BTK inhibitor)	B-cell disorders	Phase 1 trial
TG-1801 (anti-CD47/CD19 bispecific mAb)	B-cell disorders	Phase 1 trial

BRIUMVI (ublituximab-xiiy) Overview

BRIUMVI is the first and only anti-CD20 monoclonal antibody approved for the treatment of RMS, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults, that can be administered in a twice yearly, one-hour infusion following the starting dose.

The BRIUMVI approval was primarily based on the ULTIMATE I and ULTIMATE II Phase 3 trials. Each trial was an independent global, randomized, multi-center, double-blinded, double-dummy, active-controlled study comparing the efficacy and safety/tolerability of ublituximab (450mg dose administered by one-hour intravenous infusion every 6 months, following a day 1 infusion of 150mg over four hours and a day 15 infusion of 450mg over one hour) versus teriflunomide (14mg oral tablets taken once daily) in subjects with RMS. These trials were conducted under a special protocol assessment (SPA) with the FDA. The ULTIMATE I and II trials were led by Lawrence Steinman, MD, Zimmermann Professor of Neurology and Neurological Sciences,Pediatrics, and Genetics at Stanford University. Full enrollment was completed in October 2018, with approximately 1,100 subjects enrolled in both studies combined.

●	In December 2020, we announced positive topline results from the ULTIMATE I & II trials. Both studies met their primary endpoint of significantly reducing ARR over a 96-week period (p<0.005 in each study) with BRIUMVI demonstrating an ARR of <0.10 in each of the studies. Relative reductions of approximately 60% and 50% in ARR over teriflunomide were observed in ULTIMATE I & II, respectively. Key secondary MRI endpoints were also met.
●	On August 22, 2022, the full results from the ULTIMATE I & II trials were published in the New England Journal of Medicine.

Commercialization of BRIUMVI

On December 28, 2022, we announced the FDA approval of BRIUMVI for the treatment of RMS, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults, primarily based on results from the ULTIMATE I & II Phase 3 trials. On January 26, 2023, we announced the U.S. commercial launch of BRIUMVI, making it available to physicians and patients.

●	Our commercialization efforts focused on engaging targeted neurology accounts with multi-channel promotional programming, sales engagements, infusion training and education. We also worked closely with payers to begin to secure insurance coverage for BRIUMVI. The first patient received a BRIUMVI infusion on February 1, 2023.

●	On March 31, 2023, we announced that the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) issued a positive opinion recommending the approval of BRIUMVI for the treatment of adult RMS patients with active disease defined by clinical or imaging features. Based on the CHMP recommendation, a decision by the European Commission is expected by early June 2023. If granted by the European Commission, the centralized marketing authorization is valid in all European Union (EU) Member States, Iceland, Norway and Liechtenstein.

RESULTS OF OPERATIONS

The following table summarizes the results of operations for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31, 2023
(in thousands)	2023	2022
Product revenue, net	$7,765	$1,978
License Revenue	38	38
Total Revenue	$7,803	$2,016

Costs and expenses:
Cost of product revenue	857	237
Research and development:
Noncash compensation	1,584	1,895
Other research and development	14,286	46,147
Total research and development	15,870	48,042

General and administrative:
Noncash compensation	5,240	226
Other selling, general and administrative	22,828	20,383
Total general and administrative	28,068	20,609

Total costs and expenses	44,795	68,888

Interest expense	2,844	2,664
Other income	(604)	(523)
Total other expense, net	2,240	2,141

Net Loss	$(39,232)	$(69,013)

Product revenue, net. Product revenue, net was approximately $7.8 million for the three months ended March 31, 2023, compared to $2.0 million for the three months ended March 31, 2022. Product revenue, net for the three months ended March 31, 2023, consisted of net product sales of BRIUMVI in the United States. In January 2023, we began commercial sales of BRIUMVI within the U.S. following FDA approval. Product revenue, net for the three months ended March 31, 2022, consisted of net product sales of UKONIQ, which was officially withdrawn from the market in May of 2022.

License revenue. License revenue was less than $0.1 million for both the three months ended March 31, 2023 and March 31, 2022. License revenue for both the three months ended March 31, 2023 and March 31, 2022 is comprised of recognition of a portion of the upfront payment from the ublituximab sublicense agreement with Ildong.

Cost of Product Revenue. Cost of product revenue for the three months ended March 31, 2023 was $0.9 million compared to approximately $0.2 million for the three months ended March 31, 2022.  Cost of product revenue for the three months ended March 31, 2023 consists primarily of third-party manufacturing, distribution, overhead costs and royalties owed to our licensing partner for BRIUMVI sales. A portion of the costs of producing BRIUMVI sold to date was expensed as research and development prior to the FDA approval of BRIUMVI and therefore it is not reflected in the cost of product revenue. We expect the cost of product revenue for BRIUMVI to increase in relation to product revenues as we deplete these inventories and we expect to use the remaining pre-commercialization inventory for product sales through the end of 2024. Cost of product revenue for the three months ended March 31, 2022 primarily relates to freight and royalties owed to our licensing partner for UKONIQ sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, the manufacturing costs of UKONIQ units recognized as revenue during the three months ended March 31, 2022 were expensed prior to FDA approval, and therefore are not included in costs of product revenue during the prior period.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $1.6 million for the three months ended March 31, 2023, as compared to $1.9 million during the comparable period ended March 31, 2022. The decrease in noncash compensation expense was primarily due to an overall decreased headcount during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Other Research and Development Expense. Other research and development expense decreased for the three months ended March 31, 2023, by approximately $31.9 million to $14.3 million as compared to the comparable period ended March 31, 2022. The decrease in research and development expense is primarily attributable to manufacturing expense being capitalized to inventory, reduced clinical trial related expenses, decreased headcount and lower fees paid to consultants and outside service providers during the three months ended March 31, 2023.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $5.2 million for the three months ended March 31, 2023, as compared to $0.2 million during the comparable period ended March 31, 2022. The increase in noncash compensation expense was primarily due to forfeitures of restricted stock during the three months ended March 31, 2022.

Other Selling, General and Administrative. Other selling, general and administrative expenses totaled $22.8 million for the three months ended March 31, 2023, as compared to $20.4 million during the comparable period ended March 31, 2022. The increase was due primarily to other selling, general and administrative costs, including personnel, associated with the approval of BRUIMVI during the three months ended March, 31, 2023.

Interest Expense. Interest expense increased by $0.1 million to $2.8 million for the three months ended March 31, 2023, as compared to $2.7 million for the three months ended March 31, 2022.

Other Income. Other income decreased by $0.1 million to $0.6 million for the three months ended March 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Our major sources of cash have been proceeds from private placement and public offering of equity securities, and from our loan and security agreements executed with Hercules Capital, Inc. (Hercules) (see Note 7 for more information). Since inception, we have incurred significant operating losses. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. As of March 31, 2023, we had generated $7.8 million in revenue from drug sales of BRIUMVI. BRIUMVI first became commercially available in the United States in January of 2023. Even with the commercialization of BRIUMVI and the possible future commercialization of our other drug candidates, we may not become profitable. Our ability to achieve profitability depends on our ability to generate revenue and many other factors, including our ability to obtain regulatory approval for our drug candidates; successfully complete any post-approval regulatory obligations; and successfully commercialize our drug candidates alone or in partnership. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. As of March 31, 2023, we had $139.7 million in cash and cash equivalents, and investment securities. We anticipate that our cash, cash equivalents, and investment securities as of March 31, 2023, capital contractually available under our existing loan and security agreement, and forecasted revenue, will provide sufficient liquidity for more than a twelve-month period from the date of filing of this Quarterly Report on Form 10-Q.

The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, our commercialization efforts for BRIUMVI, preparations for the potential commercialization of our other drug candidates, and the timing, design and conduct of clinical trials for our drug candidates. We are dependent upon significant future financing to provide the cash necessary to execute our ongoing and future operations, including the commercialization of any of our drug candidates.

Discussion of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31, 2023
(in thousands)	2023	2022
Net cash used in operating activities	$(59,902)	$(68,689)
Net cash used in investing activities	$(6,168)	$(43,671)
Net cash (used in) provided by financing activities	$25,238	$(850)

Cash used in operating activities for the three months ended March 31, 2023 was $59.9 million as compared to $68.7 million for the three months ended March 31, 2022. The decrease in net cash used in operating activities was due primarily to less expenditures associated with our manufacturing and clinical trial expenses during the three months ended March 31, 2023.

Net cash used in investing activities for the three months ended March 31, 2023, was $6.2 million as compared to cash used in investing activities of $43.7 million for the three months ended March 31, 2022. The decrease in net cash used in investing activities was primarily due to decreased investment in short-term and long-term securities during the three months ended March 31, 2023.

Net cash provided by financing activities for the three months ended March 31, 2023, was $25.2 million as compared to net cash used in financing activities of $0.9 million for the three months ended March 31, 2022. The increase in net cash provided by financing activities was primarily due to the advance of $25.0 million drawn as part of the First Amendment entered into with Hercules on March 31, 2023.

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

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a description of our significant accounting policies, refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 1 – Organization and Summary of Significant Accounting Policies” in our 2022 Annual Report on Form 10-K. Of these policies, the following are considered critical to an understanding of our Unaudited Condensed Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments: stock-based compensation expenses, and fair value measurement of financial liabilities. Refer to “Note 2 – Net Product Revenue”, “Note 5 - Fair Value Measurements” and “Note 6 – Stockholders’ Equity” respectively, for more information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosure in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, we implemented processes and internal controls to record inventory and cost of product revenues as a result of the FDA approval and the U.S. commercial launch of BRIUMVI. The implementation of these processes resulted in material changes to our internal controls over financial reporting. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2022, a putative securities class action (the Class Action Lawsuit) complaint was filed in the US District Court for the Southern District of New York against the Company and two of its officers, purportedly on behalf of all shareholders who purchased or otherwise acquired TG Therapeutics common stock between January 15, 2020 and May 31, 2022 (the Class Period). The case was captioned Shapiro v. TG Therapeutics, Inc., et al., Case No. 1:22-cv-06106. The complaint alleged that the Company and the named officers violated the federal securities laws by allegedly making materially false and misleading statements throughout the Class Period concerning the Company’s business and operations relating to ublituximab and umbralisib and sought monetary damages. In January 2023, the Court dismissed the action in full, with prejudice.

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

We currently have one marketed product, BRIUMVI, which received approval from the U.S. FDA on December 28, 2022, for the treatment of relapsing forms of multiple sclerosis (RMS), to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults.

While we have initiated the commercial launch of BRIUMVI in the U.S., we have limited experience as a commercial company, and our ability to successfully overcome the risks associated with commercializing drugs in the biopharmaceutical industry, including the risk that our products do not achieve an adequate level of acceptance, remains uncertain. BRIUMVI, as well as other drugs that we may bring to the market in the future, may not gain market acceptance by physicians, patients, third-party payors and others in the healthcare community. As a result, we may not generate significant revenues or meet our revenue projections or guidance and may not become profitable. The degree of market acceptance of BRIUMVI, as well as any future product candidates for which we may receive marketing approval, will depend on a number of factors, including:

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

Regulatory approvals for our product or any of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the approved product candidate. For example, with respect to the FDA’s approval of BRIUMVI for RMS, maintenance of this approval is subject to certain post-marketing requirements and commitments, including long-term safety studies, as well as studies to evaluate the effects of BRIUMVI in pregnant women and pediatric populations, among others. Similar post-approval studies are expected to be required by other regulatory authorities outside of the U.S., including but not limited to, the EMA in the European Union (EU) and the MHRA in the United Kingdom (UK). These studies are highly specialized in their design and conduct and are associated with considerable expenses, and based on the outcome, could result in further labeling restrictions that could impair or restrict the way in which we are able to market BRIUMVI, or negatively impact its overall clinical profile.

In addition, with respect to BRIUMVI and any product candidate that the FDA or a comparable foreign regulatory authority approves, the manufacturing processes, testing, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices (cGMPs), with Good Clinical Practices (GCPs), for any clinical trials that we conduct post-approval, and with Good Laboratory Practices (GLPs), for any nonclinical studies. Later discovery of previously unknown problems with a product or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things, restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, mandatory safety labeling changes or product recalls, suspension or revocation of product approvals, product seizure or detention, refusal to permit the import or export of products, and injunctions or the imposition of civil or criminal penalties, all of which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

The precise incidence and/or prevalence of RMS are unknown. Our projections of BRIUMVI in RMS, are based on estimates and our current knowledge and understanding of the disease. These estimates are typically based on one-on-one and group interactions with target physicians and other sources available at the time we make the estimates, including the scientific literature, healthcare utilization databases and market research. Although we believe our estimates are reasonable many factors may limit their accuracy. For example, the sources we use to make the estimates may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases and the number of patients may turn out to be lower than expected.

The total addressable market opportunity for BRIUMVI and our product candidates, if approved, ultimately depends upon, among other things, the approved prescribing information, acceptance by the medical community, patient access, and drug pricing and reimbursement. The number of patients in major markets, including the number of addressable patients in those markets, may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, new patients may become increasingly difficult to identify or gain access to, patients and physicians may choose to utilize competitive products, or reimbursement may be unfavorable, all of which would adversely affect our results of operations and our business.

We face substantial competition, which may result in others commercializing drugs before or more successfully than we do resulting in the reduction or elimination of our commercial opportunity.

We operate in a highly competitive segment of the biotechnology and biopharmaceutical market. We face competition from numerous sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Many of our competitors have significantly greater financial, product development, manufacturing and commercialization resources. Large pharmaceutical companies have extensive experience commercializing products and may have significant existing relationships with customers and more resources available to them to promote their products. Many are active in the same diseases that we are, including neurology and immunology, some in direct competition with us. We may also compete with these organizations to recruit commercial and other key personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

The regulations that govern regulatory approvals, pricing and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the drug candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the drug candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more products, even if more of our product candidates obtain marketing approval. Eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also be insufficient to cover our costs and may not be made permanent.

Our ability to commercialize any product successfully also will depend in part on the extent to which coverage and reimbursement for our products and related treatments will be available from government authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement and co-payment levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by restricting coverage and limiting the amount of reimbursement for particular drugs. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs, examining the cost effectiveness of drugs in addition to their safety and efficacy. Third-party commercial payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Payors may restrict coverage of some products by using formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payor more expensive for patients, and utilization management controls, such as requirements for prior authorization or failure first on another type of treatment. Payors may target higher-priced drugs for imposition of these obstacles to coverage, and consequently our products may be subject to payor-driven restrictions. Additionally, in countries where patients have access to insurance, as in the U.S., insurance co-payment amounts, or other benefit limits may represent a barrier to obtaining or continuing use of our products that receive regulatory approval. If we are unable to obtain or maintain coverage, or coverage is reduced in one or more countries, our product sales may be lower than anticipated and our financial condition could be harmed.

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

Commercialization of pharmaceutical products is an extremely complex and highly capital- and resource-intensive process. Even for established companies with existing infrastructure and significantly greater resources than we have, challenges have occurred.

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

We may expand into certain European markets. Building and maintaining an infrastructure outside the United States is expensive, complex, resource intensive and time consuming. We have not undertaken significant commercialization activities outside of the U.S., including in the EU, where the potential market opportunity for BRIUMVI, if approved, is smaller than the U.S. If we were to do so, we would expect to incur significant expenses in establishing an infrastructure to commercialize outside the U.S. If this were to occur, depending on the expenses incurred, it could have a negative impact on our cash resources.

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

 We have not generated any significant revenue from the sale of our product. It is uncertain when and if we will generate any significant revenue from the sale of our product or any product candidates, if approved, in the future. Furthermore, no assurance can be given that we will meet revenue projections or guidance with respect to BRIUMVI or our product candidates, if approved. To obtain significant and sustained revenues and meet our revenue projections or guidance, we must succeed, either alone or with others, in (i) obtaining and maintaining regulatory approval for our product and product candidates; and (ii) manufacturing and marketing our product and product candidates. Our ability to generate sustained revenue depends on a number of factors, including, but not limited to, our ability to:

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

We may need to raise substantial additional funding. If we are unable to raise capital when needed, we may be required to delay, limit, reduce or eliminate some of our drug development programs or commercialization efforts.

The development of pharmaceuticals is capital-intensive. We are currently advancing our early-stage drug candidates, TG-1701 and TG-1801 in ongoing Phase 1 studies to identify tolerable and efficacious doses. We are also advancing BRIUMVI for long-term tolerability in an Open-Label Extension of the Phase 3 ULTIMATE I and II trials and anticipate conducting additional clinical studies in the near future including those necessary to satisfy post-approval commitments for regulatory authorities. Moreover, now that we have launched BRIUMVI, we will need to expend substantial resources on maintaining approvals, continuing commercialization, manufacturing and distribution over the next 6 to 12 months.

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

As a result, significant additional funding will be required. Additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we could be forced to discontinue product development, reduce or forego commercialization efforts that are required for successful commercialization of BRIUMVI or any of our product candidates and otherwise forego attractive business opportunities. Any additional sources of financing may involve the issuance of our equity securities, which would have a dilutive effect to stockholders. Currently, other than BRIUMVI, our products are investigational and have not been approved by the FDA or any foreign regulatory authority for sale. For the foreseeable future, we will have to fund all our operations and capital expenditures from sales of BRIUMVI in the U.S., cash on hand, and amounts raised in future offerings or financings. Accordingly, our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in the early stages of commercial operations and the competitive environment in which we operate.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates and occupy valuable management time and resources.

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds, other than funds already borrowed under the loan and security agreement that we entered into with Hercules in February 2019, expanded in December 2021, and amended on March 31, 2023 (see Note 7 to our consolidated financial statements for more information). To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. We may also seek funds through collaborations, strategic alliances or licensing arrangements with third parties at a time that is not desirable to us and we may be required to relinquish valuable rights to some intellectual property, future revenue streams, research programs or products and product candidates or to grant licenses on terms that may not be favorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, which could limit our ability to expand our business operations and could harm our overall business prospects.

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

In February 2019, we entered into a Loan and Security Agreement, with Hercules Capital, Inc., a Maryland corporation (Hercules) and on December 30, 2021 (the Amendment Closing Date), the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Hercules. Under the Amended Loan Agreement, Hercules increased the aggregate principal amount of the loan, available at the Company’s option, from $60.0 million to $200.0 million. On March 31, 2023 (the First Amendment Effective Date), the Company entered into a First Amendment to the Amended and Restated Loan and Security Agreement (the First Amendment) with Hercules. An advance of $25.0 million was drawn at the First Amendment Effective Date (see Note 7 to our consolidated financial statements for more information). We have the option to request an additional $20.0 million under the First Amendment, such option will lapse if not elected by September 15, 2023. We have the option to request additional loan advances, in an aggregate principal amount of up to $85.0 million under the First Amendment.

All obligations under the First Amendment are secured by substantially all our existing property and assets, excluding intellectual property. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing its outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

●	we will need to repay the indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities; and
●	our failure to comply with the restrictive covenants in the First Amendment could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and Hercules could seek to enforce its security interest in the assets securing such indebtedness.

To the extent additional debt is added to our current debt levels, the risks described above could increase.

We may not have cash available in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

Failure to satisfy our current and future debt obligations under the First Amendment, or the breach of any of its covenants, subject to specified cure periods with respect to certain breaches, could result in an event of default and, as a result, Hercules could accelerate all the amounts due. In the event of an acceleration of amounts due under the First Amendment as a result of an event of default, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Hercules could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the term loan for its benefit, which collateral includes substantially all our property other than intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

The First Amendment imposes operating and other restrictions on the Company. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiary to, among other things:

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

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

On March 10, 2023, the Federal Deposit Insurance Corporation (FDIC) announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation, and on March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services and the FDIC was named receiver. Although we do not maintain any bank accounts with Silicon Valley Bank or Signature Bank, we regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit. Any failure of a depository institution to return any of our deposits, or any other adverse conditions in the financial or credit markets affecting depository institutions, could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

Risks Related to Drug Development and Regulatory Approval

If we are unable to obtain and maintain regulatory approval for our product and product candidates and ultimately cannot successfully commercialize our product or product candidates, or experience significant delays in doing so, our business will be materially harmed.

Our ability to generate revenues from product sales will depend largely on the successful commercialization of BRIUMVI. Each of our product candidates will require additional non-clinical or clinical development, regulatory approval, and sufficient clinical and commercial supply. The success of our development programs and achievement of regulatory approval of our product candidates will depend on several factors, including, among others, the following:

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

Further, from time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, time-to-event based endpoints such as duration of response (DOR) and progression-free survival (PFS), and continuously observed data such as annualized relapse rate (ARR) have the potential to change with longer follow-up. In addition, as patients continue on therapy, there can be no assurance given that the final safety data from studies, once fully analyzed, will be consistent with prior safety data presented, will be differentiated from other similar agents in the same class, will support continued development, or will be favorable enough to support regulatory approvals for the indications studied. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. The information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and regulators or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line or preliminary data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions we have reached, our ability to obtain approval for, or successfully commercialize, our product or product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

Negative or inconclusive results from the clinical trials we conduct, unanticipated adverse medical events, or changes in regulatory policy could cause us to have to delay, repeat or terminate the clinical trials. If we are required to repeat or conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

Our product or product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or impact their availability and commercial potential after approval.

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

If we need to change manufacturers either before or after commercialization, the FDA and corresponding foreign regulatory agencies may need to approve these new manufacturers in advance, which will involve testing, regulatory submissions, and additional inspections to ensure compliance with FDA, and other regulations and standards, and may require significant lead times and delay. Furthermore, switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly or on terms acceptable to us, or at all.

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

 Further, no assurance can be given that the material manufactured from any future optimized processes, if any, for BRIUMVI or any of our product candidates will perform comparably to the product or product candidates as manufactured to date which could result in an unexpected safety or efficacy outcome as compared to the data published or presented to date. Similarly, following each round of process improvements, if any, for any of our drug candidates, future clinical trial results conducted with the new material will be subject to uncertainty related to the effects, if any, of those additional process improvements that were made.

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

In the United States, the President, federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of healthcare and addressing public concern over access and affordability of prescription drugs. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) was enacted in 2010 and made significant changes to the U.S. healthcare system. ACA changes included expanding healthcare coverage through Medicaid expansion and implementation of the individual health insurance mandate; changing coverage and reimbursement of drug products under government healthcare programs; imposing an annual fee on manufacturers of branded drugs; and expanding government enforcement authority. Although the ACA has been the subject of a number of legislative and litigation challenges since it passed, it is expected that the Biden Administration will seek to strengthen and expand the ACA. We cannot predict what effect, if any, further changes to the ACA would have on our business.

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

There have been several recent U.S. Congressional inquiries and proposed and enacted legislation designed to bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, limit price increases, evaluate the relationship between pricing and manufacturer patient programs, and reform government health care program reimbursement methodologies for prescription drugs. For example, the Bipartisan Budget Act of 2018 (the BBA) increased manufacturer point-of-sale discounts off negotiated prices of applicable brand drugs in the Medicare Part D coverage gap from 50% to 70% effective as of January 1, 2019, ultimately increasing the liability for brand drug manufacturers. We expect that health care reform measures that may be adopted in the future, may result in more rigorous coverage criteria, increased manufactured financial liability, and additional downward pressure on the price that we may receive for any of our product candidates, if approved. Any reduction in reimbursement from Medicare or other government health care programs may result in a similar reduction in payments from private payors.

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

At the state level, individual states are experiencing significant economic pressure within their respective Medicaid programs and responding to public concern over the cost of healthcare. States, including California, Florida, Nevada and Maine, among others, have responded to these pressures with a range of legislative enactments and policy proposals designed to control prescription drug prices by, for example, allowing importation of pharmaceutical products from jurisdictions outside the U.S., imposing price controls on state drug purchases, consolidating state drug purchasing to a single purchaser, and imposing transparency measures around prescription drug prices and marketing costs. These measures, which vary by state, could reduce the ultimate demand for our products, if approved, or put pressure on our product pricing.

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

Our relationships with customers and third-party payors are subject to applicable fraud and abuse laws, false claims laws, transparency and disclosure laws, health information and security laws, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

With the FDA approval of BRIUMVI in December 2022, we are subject to additional extensive healthcare statutory and regulatory requirements and oversight by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our past, current and future relationships, arrangements and interactions with these professionals and entities, as well as with patients and patient advocacy organizations expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product and product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the federal False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute or the Federal Food, Drug, and Cosmetic Act constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the so-called federal “Sunshine Act” under the Affordable Care Act requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to monitor and report certain information related to payments and other transfers of value to and the ownership and investment interests of physicians and certain other healthcare providers as well as teaching hospitals to the federal government for redisclosure to the public;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	a wide range of federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers including those related to privacy;
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

As we continue commercialization of BRIUMVI, we are taking steps to provide patient support services to help patients access the product. Our patient support programs are administered in conjunction with a patient support program vendor and other third parties. There has been heightened governmental scrutiny over the scope of patient support programs and the manner in which drug manufacturers and their vendors operate such programs. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws, regulations, or evolving government guidance on patient support programs. A government investigation, regardless of its outcome, could impact our business practices, harm our reputation, divert attention of management, increase our expenses and reduce availability of assistance to patients. If we or our vendors are deemed to fail to comply with relevant laws, regulations or government guidance in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions.

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations involves substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. The compliance and enforcement landscape, and related risk, is informed by government enforcement precedent and settlement history, Advisory Opinions, and Special Fraud Alerts. Our approach to compliance may evolve over time in light of these types of developments. Additionally, the potential safe harbors available under the Federal Anti-Kickback Statute are subject to change through legislative and regulatory action, and we may decide to adjust our business practices or be subject to heightened scrutiny as a result. If our operations, including activities to be conducted by our sales team, were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, qui tam actions brought by individual whistleblowers in the name of the government, and the curtailment or restructuring of our operations.

 If we violate applicable data privacy and security laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, reputation harm and the curtailment or restructuring of our operations.

We may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business.

Within the United States, various federal and state laws regulate the privacy and security of personal information and so may affect our business operations. For example, at the federal level, our operations may be affected by the data privacy and security provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations. HIPAA affects the ability of healthcare providers and other entities with which we may interact, including clinical trial sites, to disclose patient health information to us. Under Section 5(a) of the Federal Trade Commission Act (the FTCA), the FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. States may also impose requirements. For example, the California Consumer Privacy Act (the CCPA), went into effect in January 2020 creating data privacy obligations for covered companies and providing privacy rights to California residents, including the right to opt out of certain disclosures of their information. Colorado, Connecticut, Utah, Virginia and Iowa have also enacted data privacy statutes, and both California and Colorado are also undergoing or have undergone rulemaking procedures to finalize regulatory regimes to supplement their privacy statutes.

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

Any regulatory approvals that we receive for our drug candidates may be subject to limitations on the indicated uses for which the drug may be marketed or to conditions of approval that may require potentially costly post-marketing clinical trials or surveillance to monitor safety and efficacy of the drug candidate. In addition, any product for which we obtain marketing approval, along with the manufacturing processes and facilities, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of, and review by, the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding promotional interactions with healthcare professionals.

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

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture, testing, packaging and labeling of any products that we commercialize and our product candidates for pre-clinical development and clinical testing. For example, we currently rely on Samsung Biologics for clinical and commercial supply of BRIUMVI. In addition, we utilize multiple vendors who provide testing services. Our reliance on third parties increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Moreover, our current long-term supply agreement for BRIUMVI contains certain minimum purchases in what are commonly referred to as a “take or pay” provision, and it is possible that future supply agreements could contain such provisions. To the extent our demand does not meet the minimum supply required amounts, we would be forced to pay more than desired. This could create a situation where we are spending more than required and could impact our on-going operations and entail curtailing other important research and development or commercialization efforts, all of which could have a material adverse effect on the Company. In negotiating our supply agreement for BRIUMVI, there is no guarantee that we have foreseen all eventualities or that our third-party manufacturer will be able to accommodate unforeseen changes in business direction in a timely fashion or at all. Scheduling of manufacturing at our third-party manufacturer is governed by contractual terms that require us to make investments in inventory of materials, with limited shelf-life, in advance of regulatory approval and based on preliminary commercial forecasting, and such inventory may not be used if timelines and supply needs shift.

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

As of May 1, 2023, we had 237 full-time employees. Our management and medical, commercial, and scientific personnel, systems and facilities currently in place, which were largely designed to support research and development and commercialization in oncology, may not be adequate to support our anticipated future growth, particularly in MS. To manage our anticipated future growth and focus in neurology and immunology, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these activities. Due to our limited resources, we may not be able to effectively manage the expansion and shift of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage our transition to a strategy primarily focused on neurology and immunology, our expenses may increase more than expected our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and changes to our business.

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

Certain provisions in our amended and restated certificate of incorporation and restated bylaws may make it more difficult for a third party to acquire us or discourage a third party from attempting to acquire or control us and may limit the price that certain investors might be willing to pay in the future for shares of our common stock. For example, our amended and restated certificate of incorporation allows us to issue preferred stock without the approval of our stockholders, the issuance of which could decrease the amount of earnings and assets available for distribution to, or affect the rights and powers, including voting rights, of our common stockholders. In certain circumstances, such issuance could have the effect of decreasing the market price of our common stock. In addition, our restated bylaws eliminate the right of stockholders to call a special meeting of stockholders, which could make it more difficult for stockholders to effect certain corporate actions. Any of these provisions could also have the effect of delaying or preventing a change in control.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ownership change (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2022, we had federal net operating loss carryforwards of approximately $1.3 billion, and our ability to utilize those net operating loss carryforwards could be limited by an ownership change as described above, which could result in increased tax liability to us. In addition, pursuant to the Tax Act, we may not use net operating loss carry-forwards to reduce our taxable income in any year by more than 80%, and we may not carry back any net operating losses to prior years. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed by President Trump. Certain provisions of the CARES Act alter the rules regarding net-operating losses for such losses arising in 2018, 2019 and 2020. Such losses may be carried back for five years. We cannot assure you, however, of our ability to utilize these favorable offset rules within the applicable time period. These rules apply regardless of the occurrence of an ownership change.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Key national economies, including the United States, have been affected from time to time by economic downturns or recessions, supply chain constraints, rising inflation, restricted credit, poor liquidity, reduced corporate profitability, debt, equity and foreign exchange market volatility, bankruptcies, rising interest rates, unemployment rates, and overall uncertainty with respect to the economy. Increasing interest rates in the United States to respond to inflationary pressures and market volatility, as well as the government closure of Silicon Valley Bank and Signature Bank and liquidity concerns at other financial institutions, could negatively impact our results of operations and financial condition. In addition, increased interest rates or a general economic downturn or recession could reduce our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, supply disruptions or international trade disputes could also strain our third-party suppliers, possibly resulting in supply disruption.

Furthermore, the COVID-19 pandemic has caused extreme volatility and disruptions in the capital and credit markets. Likewise, the capital and credit markets may be adversely affected by the conflict between Russia and Ukraine, the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. Other international events such as trade disputes, separatist movements, leadership changes and political and military conflicts could also adversely affect global financial activity and markets and could negatively affect the U.S. economy. These conditions could result in decreased economic activity, heightened risk of cyberattacks, and inflation, as well as impact our ability to raise capital. Additionally, the Federal Reserve Board (FRB) and other major central banks have begun the process of removing or reducing monetary accommodation, increasing the risk of recession and may also negatively impact asset values and credit spreads that were impacted by extraordinary monetary stimulus. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our drug candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our marketed product and services. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions, could adversely impact our business.

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

In addition, we may encounter delays in our clinical development program. The majority of our clinical trials involve patients with multiple sclerosis who may be at higher risk of infection. These patients are thus more likely to be subject to travel restrictions and self-quarantining and may be more likely to withdraw from our clinical trials or unable to complete study assessments, which may affect our ability to meet our projected timelines. Further, patients and healthcare providers have raised concerns that B-cell targeted agents, like anti-CD20 antibodies, may increase the risk of acquiring COVID-19 or lead to more severe complications or outcomes upon infection, including death, which could have a material adverse effect on our product and product candidates by negatively impacting, among other things:

●	the results of clinical trials;
●	the regulatory review and approval;
●	the labeling, if approved, including restrictions on use or other warnings, or
●	the acceptance of our product among patients, healthcare providers, and payors, if approved.

The pandemic also may adversely affect our ability to complete ongoing clinical trials or conduct new trials. Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect our clinical trial programs, as well as adversely impact our business generally, include, among other things:

●	delays or difficulties in clinical site initiation, including difficulties in recruiting and retaining clinical sites, impacts on compliance with clinical study protocols, delays enrolling patients in our clinical trials, decreased enrollment in our clinical trials or increased rates of patients withdrawing from our clinical trials following enrollment;
●	impacts to clinical results, including an increased number of observed adverse events, as a result of participants enrolled in our clinical trials contracting COVID-19;
●	interruption of, or delays in receiving, supplies of our product and product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages or interruption in global shipping that may affect the transport of clinical trial materials;
●	disruptions in or delays to regulatory reviews, responses, inspections, or other regulatory activities, including review of marketing applications and approvals of protocol changes or amendments to SPAs, as a result of the spread of COVID-19 affecting the operations of the FDA or other regulatory authorities;
●	changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether; and
●	negative effects on the quality, completeness, integrity, interpretability, and cost of our clinical study data.

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

General Risks

Risks Related to Our Common Stock and Being a Publicly Traded Company

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit.

The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include, among others:

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, under the First Amendment with Hercules, we are currently restricted from paying cash dividends, and we expect these restrictions to continue in the future. Furthermore, the terms of any future debt agreements may continue to preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

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

A substantial portion of our outstanding common stock can be traded without restriction at any time. In addition, a portion of our outstanding common stock is currently restricted as a result of federal securities laws but can be sold at any time subject to applicable volume limitations. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, by us or others, could reduce the market price of our common stock or impair our ability to raise adequate capital through the sale of additional equity securities. In addition, we have a significant number of shares that are subject to outstanding options. The exercise of these options and the subsequent sale of the underlying common stock could cause a further decline in our stock price. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We cannot predict the number, timing or size of future issuances or the effect, if any, that any future issuances may have on the market price for our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS OF SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

10.29*

Amended and Restated Loan and Security Agreement, dated March 31, 2023, by and among TG Therapeutics, Inc., TG Biologics, Inc. and Hercules Capital, Inc.

10.30*

Amended and Restated Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Capital Inc.

10.31*

Amended and Restated Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Funding IV, LLC.

10.32*

Amended and Restated Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Private Credit Fund 1 L.P.

10.33*

Amended and Restated Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Private Global Venture Growth Fund I L.P.

10.1*†	First Amendment to Amended and Restated Loan and Security Agreement, dated March 31, 2023, by and among TG Therapeutics, Inc., TG Biologics, Inc. and Hercules Capital, Inc.
10.2*†	Amended and Restated Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Capital Inc.
10.3*†	Amended and Restated Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Funding IV, LLC.
10.4*†	Amended and Restated Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Private Credit Fund 1 L.P.
10.5*†	Amended and Restated Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Private Global Venture Growth Fund I L.P.
10.6*†	Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Capital Inc.
10.7*†	Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Private Credit Fund 1 L.P.
10.8*†	Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Private Global Venture Growth Fund I L.P.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2023.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2023.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2023.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2023.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

† Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: May 8, 2022	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer