Form 10-Q
period 2023-06-30
TG THERAPEUTICS, INC.
filed 2023-08-04
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐ No ☒

There were 150,977,564 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 2, 2023.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2023

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements about:

●our ability to obtain and maintain regulatory approvals for our product candidates, including TG-1701 and TG-1801, as well as any other product candidates, and our ability to maintain regulatory approval of BRIUMVI® (ublituximab) in relapsing forms of multiple sclerosis (RMS) in the United States (U.S.) and in the European Union (EU);
●our ability to adapt and expand our commercial infrastructure to successfully launch, market and sell BRIUMVI and our other product candidates;
●our ability to maintain a reliable supply of our products that meets market demand;
●the success of the ongoing commercialization of BRIUMVI or any future products or combinations of products, including the anticipated rate and degree of market acceptance and pricing and reimbursement;
●the initiation, timing, progress and results of our pre-clinical studies and clinical trials;
●our ability to advance drug candidates into, and successfully complete, clinical trials;
●our ability to develop, formulate, manufacture and commercialize our product candidates;
●our ability to establish and maintain contractual relationships and partnerships, on commercially reasonable terms, with third parties for manufacturing, distribution, marketing and supply, and a range of other support functions for our clinical development and commercialization efforts;
●the implementation of our business model and, strategic plans for our business and drug candidates;
●the scope of protection we are able to establish and maintain for intellectual property rights covering our product and product candidates;
●estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●our ability to maintain and establish collaborations and enter into strategic arrangements, if desired;
●our ability to meet any of our financial projections or guidance, including without limitation short and long-term revenue projections or guidance and changes to the assumptions underlying those projections or guidance;
●our ability to obtain sufficient capital to fund our planned operations;
●our financial performance and cash burn management;
●our ability to maintain or obtain adequate product liability and other insurance coverage; and
●developments relating to our competitors and our industry.

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

General Risk Factors

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$97,009	$102,304
Short-term investment securities	47,896	59,374
Accounts receivable, net	17,484	—
Inventories	30,234	—
Prepaid research and development	4,863	4,237
Other current assets	11,088	2,359
Total current assets	208,574	168,274
Restricted cash	1,279	1,273
Long-term investment securities	—	12,404
Right of use assets	8,475	8,888
Leasehold interest, net	1,521	1,627
Equipment, net	206	307
Goodwill	799	799
Total assets	$220,854	$193,572

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$62,945	$42,019
Other current liabilities	1,569	1,169
Lease liability – current portion	1,512	1,581
Accrued compensation	6,641	8,432
Total current liabilities	72,667	53,201
Deferred revenue, net of current portion	229	305
Loan payable – non-current	97,700	71,135
Lease liability – non-current	9,805	10,344
Total liabilities	180,401	134,985
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share (175,000,000 shares authorized, 150,969,323 and 146,426,697 shares issued, 150,928,014 and 146,385,388 shares outstanding at June 30, 2023 and December 31, 2022, respectively)	151	146
Additional paid-in capital	1,654,411	1,585,708
Treasury stock, at cost, 41,309 shares at June 30, 2023 and December 31, 2022	(234)	(234)
Accumulated deficit	(1,613,875)	(1,527,033)
Total stockholders’ equity	40,453	58,587
Total liabilities and stockholders’ equity	$220,854	$193,572

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Product revenue, net	$16,036	$556	$23,801	$2,534
License revenue	38	38	76	76
Total revenue	$16,074	$594	$23,877	$2,610

Costs and expenses:
Cost of product revenue	1,911	23	2,768	260
Research and development:
Noncash compensation	5,664	2,328	7,247	4,223
Other research and development	22,458	24,546	36,744	70,693
Total research and development	28,122	26,874	43,991	74,916

Selling, general and administrative:
Noncash compensation	6,877	(3,304)	12,117	(3,077)
Other selling, general and administrative	23,838	15,942	46,666	36,324
Total selling, general and administrative	30,715	12,638	58,783	33,247

Total costs and expenses	60,748	39,535	105,542	108,423

Operating loss	(44,674)	(38,941)	(81,665)	(105,813)

Other expense (income):
Interest expense	3,627	3,017	6,471	5,681
Other income	(691)	(1,448)	(1,295)	(1,971)
Total other expense (income), net	2,936	1,569	5,176	3,710

Net loss	$(47,610)	$(40,510)	$(86,841)	$(109,523)

Basic and diluted net loss per common share	$(0.34)	$(0.30)	$(0.62)	$(0.81)

Weighted-average shares used in computing basic and diluted net loss per common share	141,503,738	134,779,904	140,911,295	134,591,250

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2022	143,292,043	$143	$1,565,942	41,309	$(234)	$(1,328,698)		$237,153
Issuance of common stock in connection with exercise of options	30,411	*	125	—	—	—		125
Issuance of restricted stock	1,852,626	2	(2)	—	—	—		—
Forfeiture of restricted stock	(591,746)	*	*	—	—	—		—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	2,121	—	—	—		2,121
Net loss	—	—	—	—	—	(69,013)		(69,013)
Balance at March 31, 2022	144,583,334	145	1,568,186	41,309	(234)	(1,397,711)		170,386
Issuance of common stock in connection with exercise of options	33,044	*	135	—	—	—		135
Issuance of restricted stock	1,830,320	2	(2)	—	—	—		—
Forfeiture of restricted stock	(1,248,640)	(2)	1	—	—	—		(1)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	(975)	—	—	—		(975)
Net loss	—	—	—	—	—	(40,510)		(40,510)
Balance at June 30, 2022	145,198,058	145	1,567,345	41,309	(234)	(1,438,221)		129,035

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2023	146,426,697	$146	$1,585,708	41,309	$(234)	$(1,527,033)	$58,587
Issuance of common stock in connection with exercise of options	66,701	*	363	—	—	—	363
Issuance of restricted stock	3,017,736	3	(3)	—	—	—	—
Warrants issued with debt financing	—	—	595	—	—	—	595
Forfeiture of restricted stock	(73,787)	*	—	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	7,120	—	—	—	7,120
Net loss	—	—	—	—	—	(39,232)	(39,232)
Balance at March 31, 2023	149,437,347	149	1,593,783	41,309	(234)	(1,566,265)	27,433
Issuance of common stock in connection with exercise of options	76,955	*	751	—	—	—	751
Issuance of restricted stock	95,000	*	*	—	—	—	—
Forfeiture of restricted stock	(25,679)	*		—	—	—	—
Issuance of common stock in public offering (net of offering costs of $0.8 million)	1,385,700	2	46,295	—	—	—	46,297
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	13,582	—	—	—	13,582
Net loss	—	—	—	—	—	(47,610)	(47,610)
Balance at June 30, 2023	150,969,323	151	1,654,411	41,309	(234)	(1,613,875)	40,453

*Amount less than one thousand dollars

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(86,841)	$(109,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	19,364	1,146
Depreciation and amortization	100	154
Amortization of premium (discount) on investment securities	(487)	(17)
Amortization of debt issuance costs	1,100	922
Amortization of leasehold interest	106	106
Noncash change in lease liability and right of use asset	990	1,014
Change in fair value of notes payable	261	(276)
Changes in assets and liabilities:
Increase in inventory	(28,896)	—
(Increase) decrease in other current assets	(9,316)	8,054
(Increase) decrease in accounts receivable	(17,484)	1,301
Increase (decrease) in accounts payable and accrued expenses	19,136	(21,355)
Decrease in lease liabilities	(1,187)	(995)
Increase in other current liabilities	1,323	1,740
Decrease in deferred revenue	(76)	(76)
Net cash used in operating activities	(101,907)	(117,805)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term securities	46,501	38,525
Investment in held-to-maturity securities	(22,168)	(71,810)
Purchases of PPE	—	(7)
Net cash provided by (used in) investing activities	24,333	(33,292)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan payable	—	(975)
Issuance of common stock, net	46,296	—
Proceeds from exercise of options	1,114	260
Proceeds from debt financings	25,000	—
Financing costs paid	(125)	—
Net cash provided by (used in) financing activities	72,285	(715)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,289)	(151,812)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	103,577	300,151

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$98,288	$148,339

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$97,009	$147,073
Restricted cash	1,279	1,266
Total cash, cash equivalents and restricted cash	$98,288	$148,339

Cash paid for:
Interest	$3,929	$2,622

NONCASH TRANSACTIONS
Deferred financing costs	$1,238	$—
Warrants issued with debt financing	$595	$—

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

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

TG Therapeutics is a fully-integrated, commercial stage, biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell diseases. In addition to a research pipeline including several investigational medicines, TG has received approval from the United States Food and Drug Administration (FDA) for BRIUMVI (ublituximab-xiiy) for the treatment of adult patients with relapsing forms of multiple sclerosis (RMS), to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults. TG has also received approval for BRIUMVI by the European Commission (EC) for the treatment of adult patients with RMS who have active disease defined by clinical or imaging features. TG continues to actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022. The accompanying condensed December 31, 2022 balance sheet has been derived from these statements. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Liquidity and Capital Resources

We have incurred operating losses since our inception and expect to continue to incur operating losses for the foreseeable future and may never become profitable. As of June 30, 2023, we have an accumulated deficit of $1.6 billion.

Our major sources of cash have been proceeds from private placement and public offering of equity securities, from our loan and security agreements executed with Hercules Capital, Inc. (Hercules) (see Note 7 for more information), and from our commercialization agreement executed with Neuraxpharm Pharmaceuticals, S.L. (Neuraxpharm) (see Note 11 for more information). Since inception, we have incurred significant operating losses. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. As of June 30, 2023, we had generated $23.8 million in revenue from drug sales of BRIUMVI. BRIUMVI first became commercially available in the United States in January of 2023. Even with the commercialization of BRIUMVI and the possible future commercialization of our other drug candidates, we may not become profitable. Our ability to achieve profitability depends on our ability to generate revenue and many other factors, including our ability to successfully commercialize our drug candidates alone or in partnership; successfully complete any post-approval regulatory obligations; and our ability to maintain or obtain regulatory approval for our drug candidates. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of June 30, 2023, we had $144.9 million in cash and cash equivalents, and investment securities. We anticipate that our cash, cash equivalents, and investment securities as of June 30, 2023, combined with the upfront payment of $140.0 million in July 2023 as part of our commercialization agreement with Neuraxpharm and projected revenues associated with the sale of BRIUMVI in the U.S. and ex-U.S., will provide sufficient liquidity for more than a twelve-month period from the date of filing of this Quarterly Report on Form 10-Q.

The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, our commercialization efforts for BRIUMVI, preparations for the potential commercialization of our other drug candidates, and the timing, design and conduct of clinical trials for our drug candidates. We may be dependent upon significant future financing to provide the cash necessary to execute our ongoing and future operations, including the commercialization of any of our drug candidates.

Our common stock is quoted on the Nasdaq Capital Market and trades under the symbol “TGTX.”

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K, except updated herein or as it relates to revenue recognition, accounts receivable, inventory, cost of product revenue, and the adoption of new accounting standards during the six months ended June 30, 2023. Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

As of June 30, 2023, the Company has not received any returns related to sales of BRIUMVI.

Co-Payment Assistance Programs: Co-payment assistance is provided to qualified patients with commercial insurance, whereby the Company may provide financial assistance to patients with prescription drug co-payments required by the patient's insurance provider. Reserves for co-payment assistance are recorded in the same period the related revenue is recognized.

Accounts Receivable

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns and chargebacks. Our contracts with customers have standard payment terms. We analyze accounts that are past due for collectability, and regularly evaluate the creditworthiness of our customers so that we can properly assess and respond to changes in their credit profiles. As of June 30, 2023, we determined an allowance for expected credit losses related to outstanding accounts receivable was currently not required based upon our review of contractual payment terms and individual customer circumstances.

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

Net Loss Per Common Share

Basic net loss per share of our common stock is calculated by dividing net loss applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net loss per share of common stock is the same as basic net loss per share of common stock since potentially dilutive securities from stock options, restricted stock, stock warrants and convertible preferred stock would have an antidilutive effect either because we incurred a net loss during the period presented or because such potentially dilutive securities were out of the money and the Company realized net income during the period presented. The cumulative amounts of potentially dilutive securities excluded from the calculation were 13,456,358 and 13,512,092 for the six months ended June 30, 2023 and 2022, respectively.

The following table summarizes our potentially dilutive securities at June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022
Unvested restricted stock	8,324,240	10,004,825
Options	4,799,523	3,225,515
Warrants	312,272	262,100
Shares issuable upon note conversion	20,323	19,652
Total	13,456,358	13,512,092

NOTE 2 NET PRODUCT REVENUE

For  the three and six months ended June 30, 2023 our only source of product revenue has been from U.S. sales of BRIUMVI which we began shipping to our customers in January 2023. For the three and six months ended June 30, 2022 our only source of product revenue was from the U.S. sales of UKONIQ, which we began shipping to our customers in February 2021. The voluntary withdrawal of UKONIQ from the U.S. market was announced on April 15, 2022. Effective May 31, 2022, UKONIQ was officially withdrawn from the market.

As of June 30, 2023, approximately $3.8 million of estimated gross-to-net accruals have been recorded as a reduction of accounts receivable, net and within accounts payable and accrued expenses on the condensed consolidated balance sheets.

NOTE 3 INVESTMENT SECURITIES

Our investments as of June 30, 2023 and December 31, 2022 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between July 2023 and February 2024) (held-to-maturity)	$47,896	$—	$579	$47,317
Total short-term investment securities	$47,896	$—	$579	$47,317

	December 31, 2022
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated fair
	adjusted	holding gains	holding losses	value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2023 and December 2023) (held-to-maturity)	$59,374	$—	$1,053	$58,321

Long-term investments:
Obligations of domestic governmental agencies (maturing between January 2024 and February 2024) (held-to-maturity)	12,404	—	429	11,975
Total short-term and long-term investment securities	$71,778	$—	$1,482	$70,296

NOTE 4 INVENTORY

The following table presents our inventory as of June 30, 2023 (in thousands):

June 30, 2023
Raw Materials	$24
Work in Process	29,551
Finished Goods	659
Total Inventory	$30,234

Inventory is stated at the lower of cost or net realizable value and consists of raw materials, work-in-process and finished goods. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. At June 30, 2023, all of our inventory was related to BRIUMVI, which was approved by the FDA on December 28, 2022, at which time we began to capitalize costs to manufacture BRIUMVI. The Company has not recorded any inventory write downs since that time. Prior to the FDA approval of BRIUMVI, all costs related to the manufacturing of BRIUMVI and related material were charged to research and development expense in the period incurred. No costs related to the manufacturing of BRIUMVI and the related material were incurred between the approval date and year end 2022, therefore, inventory is not included in the December 31, 2022 condensed consolidated balance sheets. Inventory that is used for clinical development purposes is expensed to research and development expense when consumed. At June 30, 2023, we determined that a reserve related to BRIUMVI inventory is not required. We currently use a limited number of third-party contract manufacturing organizations (CMOs) to produce our inventory.

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

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts receivable, accounts payable and loan payable. As of June 30, 2023 and December 31, 2022, the fair values of cash and cash equivalents, restricted cash, accounts receivable, and loan and interest payable approximate their carrying value. The carrying value of loan payable on the Company’s balance sheet is estimated to approximate its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics.

We have no Level 1 or Level 2 instruments. Our Level 3 instrument amounts represent the fair value of the 5% Notes and related accrued interest. The following table summarizes the changes in Level 3 instruments during the six months ended June 30, 2023:

(in thousands)
Balance at December 31, 2022	243
Interest accrued on face value of 5% Notes	286
Change in fair value of Level 3 liabilities	(24)
Balance at June 30, 2023	$505

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

During the six months ended June 30, 2023, we sold a total of 1,385,700 shares of common stock under the 2022 ATM for aggregate total gross proceeds of approximately $47.1 million at an average selling price of $34.01 per share, resulting in net proceeds of approximately $46.3 million after deducting commissions and other transactions costs. The 2022 WKSI Shelf is currently our only active shelf-registration statement. We may offer any combination of the securities registered under the 2022 WKSI Shelf from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We may need to file additional shelf-registration statements in the future to provide us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

The TG Therapeutics, Inc. 2022 Incentive Plan (the 2022 Incentive Plan) was approved by stockholders in June 2022 with 17 million shares available to be issued, of which not more than 10 million shares may be issued pursuant to “full-value awards.” Full-value awards include any award other than an option or stock appreciation right and which is settled by the issuance of stock. As of June 30, 2023, 4,611,910 shares of restricted stock and 2,272,500 options were outstanding and up to an additional 9,175,825 shares were available to be issued under the 2022 Incentive Plan.

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the 2012 Incentive Plan) was approved by stockholders in June 2020. As of June 30, 2023, 5,212,361 shares of restricted stock and 2,527,029 options were outstanding, and no additional shares were available to be issued under the 2012 Incentive Plan as the 2022 Incentive Plan is now the only active incentive plan.

Stock-based compensation expense included in the condensed consolidated statements of operations was $19.4 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively. The $19.4 million for the six months ended June 30, 2023, is net of $1.3 million of stock-based compensation expense that was capitalized into inventory.

Stock Options and Restricted Stock

The following table summarizes the activity for stock options and restricted stock for the six months ended June 30, 2023:

	Stock Options	Restricted Stock
Equity awards outstanding, beginning of year	5,135,685	8,732,286
Changes during the year:
Granted	—	3,112,736
Exercised or vested	(143,656)	(1,921,285)
Expired or Forfeited	(192,500)	(99,466)
Equity awards outstanding, end of period	4,799,529	9,824,271

As of June 30, 2023, total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized were as follows:

(in thousands)	Stock Options	Restricted Stock
Unrecognized compensation cost	$6,021	$42,500
Expected weighted-average period in years of compensation cost to be recognized	2.9	3.0

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

On December 30, 2021 (the Amended Loan Agreement Closing Date), the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Hercules Capital, Inc. The Amended Loan Agreement amended the terms of the Loan Agreement to, among other things, (i) increase the aggregate principal amount of the loan, available at the Company’s option, from $60.0 million to $200.0 million (the Amended Term Loan), (ii) issue a first advance of $70.0 million drawn at the Amended Loan Agreement Closing Date, a portion of which was used to refinance the current outstanding loan balance of approximately $7.8 million and pay for expenses incurred by the Lender in executing the agreements, (iii) change the draw amounts and dates available in subsequent tranches, (iv) extend the maturity date of the facility from the original March 1, 2022 to January 1, 2026, (v) reset and extend the interest only period from April 1, 2021 to February 1, 2025 and extendable to August 1, 2025 subject to the achievement of certain performance milestones, and (vi) modify the cash interest rate to be the greater of either (a) the “prime rate” as reported in The Wall Street Journal plus 2.15%, and (b) 5.40%. In addition to the cash interest rate, the principal balance accrues paid-in-kind interest at a rate of 3.45%, which amount will be capitalized and added to the outstanding principal balance of the Amended Term Loan and payable at the maturity date of the Amended Loan Agreement.

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

The Company evaluated whether the First Amendment represented a debt modification or extinguishment of the Term Loan in accordance with ASC 470-50, Debt – Modifications and Extinguishments. As a result of the modification of terms and no repayment or retirement of the Term Loan, the Term Loan was accounted for by the Company under the modification accounting model. The Company capitalized the facility charge from the First Amendment advance to debt issuance costs and expensed third party fees in the Company’s statement of operations for the six months ended June 30, 2023.

The Company estimated the fair value of the First Amendment Warrant using the Black-Scholes model based on the following key assumptions:

Amended Term Loan
Exercise price	$14.70
Common share price on date of issuance	$15.04
Volatility	0.88%
Risk-free interest rate	3.6%
Expected dividend yield	—%
Contractual term (in years)	7.00 years

The Company incurred financing expenses of $2.0 million (including the fair value of the First Amendment Warrant) related to the First Amendment which are recorded as debt issuance costs and as an offset to loan payable on the Company’s consolidated balance sheet. The debt issuance costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and will be included in interest expense in the Company’s consolidated statements of operations. Amortization of debt issuance costs was $1.1 million and $0.9 million for the six months ended June 30, 2023, and 2022, respectively. At June 30, 2023, the remaining unamortized balance of debt issuance costs was $6.4 million.

The loan payable as of June 30, 2023 and December 31, 2022, is as follows:

	June 30,	December 31,
(in thousands)	2023	2022
Loan payable	$95,000	$70,000
Add: Accreted Liability of final payment fee	9,090	6,667
	104,090	76,667
Less: unamortized debt issuance costs	(6,390)	(5,532)
	97,700	71,135
Less: principal payments	—	—
Total loan payable	97,700	71,135
Less: current portion	—	—
Loan payable non-current	$97,700	$71,135

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

In October 2019, we finalized a five-year lease for office space in New Jersey (the NJ Lease). We approximate an average annual rental obligation of $0.3 million under the NJ Lease. We took possession of this space in October 2019, with rental payments beginning in November 2019. We incurred rental expense of $0.1 million for the six months ended June 30, 2023.

In October 2021, we finalized a five-year lease for office space in North Carolina (the NC Lease). We approximate an average annual rental obligation of $0.2 million under the NC Lease. We took possession of this space in February 2022, with rental payments beginning in April 2022. We incurred rental expense of $0.1 million for the six months ended June 30, 2023.

At January 1, 2019, we recognized a lease liability and corresponding Right-of-Use (ROU) asset of $9.5 million and $8.1 million, respectively, based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. The present values of our lease liability and corresponding ROU asset are $11.3 million and $8.5 million, respectively, as of June 30, 2023. Our leases have remaining lease terms of 2 years to 9 years. One lease has a renewal option to extend the lease for an additional term of two years. The following components of lease expense are included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$552	$524	$1,096	$1,038
Net lease cost	$552	$524	$1,096	$1,038

As of June 30, 2023, the weighted-average remaining operating lease term was 6.1 years and the weighted-average discount rate for operating leases was 9.98%. Cash paid for amounts included in the measurement of operating lease liabilities during the six months ended June 30, 2023 was $1.2 million. The balance sheet classification of lease liabilities was as follows:

	June 30,	December 31,
(in thousands)	2023	2022
Liabilities
Lease liability current portion	$1,512	$1,581
Lease liability non-current	9,805	10,344
Total lease liability	$11,317	$11,925

As of June 30, 2023, the maturities of lease liabilities were as follows:

Operating
(in thousands)	leases
Remainder of 2023	$1,188
2024	2,388
2025	2,100
2026	2,080
2027	1,913
After 2028	6,543
Total lease payments	16,212
Less: interest	(4,895)
Present value of lease liabilities(*)	$11,317
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

NOTE 9 LICENSE AGREEMENTS

BRIUMVI (Ublituximab)

In January 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the LFB License Agreement). Under the terms of the LFB License Agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. As of June 30, 2023, we have incurred approximately $31.0 million in expense related to the achievement of certain milestones of the LFB License Agreement.

LFB Group is eligible to receive future payments of up to an aggregate of approximately $12.0 million upon our successful achievement of certain regulatory milestones, in addition to royalty payments on net sales of ublituximab at a royalty rate that escalates from mid-single digits to high-single digits. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party. During the three and six months ended June 30, 2023, the Company recorded $1.5 million and $2.3 million, respectively, related to the worldwide royalty due under the LFB License Agreement in cost of product revenue based on U.S. sales of BRIUMVI. As of June 30, 2023, $1.5 million in royalties were payable under the LFB License Agreement.

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended June 30, 2023 and 2022 and approximately $76,000 for each of the six months ended June, 2023 and 2022. At June 30, 2023 and December 31, 2022, we have deferred revenue of approximately $0.4 million and $0.5 million, respectively, associated with this $2 million payment (approximately $0.2 million of which has been classified in current liabilities at June 30, 2023 and December 31, 2022).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of ublituximab in the sublicense territory.

UKONIQ (umbralisib)

In September 2014, we exercised our option to license the global rights to umbralisib, thereby entering into an exclusive licensing agreement (the Umbralisib License) with Rhizen Pharmaceuticals, SA (Rhizen) for the development and commercialization of umbralisib. Prior to this, we had been jointly developing umbralisib in a 50:50 joint venture with Rhizen. As of June 30, 2023, we have incurred approximately $24.0 million in expense related to the achievement of certain milestones of the Umbralisib License.

Under the terms of the Umbralisib License, Rhizen is eligible to receive approval and sales-based milestone payments in the aggregate of approximately $175 million payable. Additionally, Rhizen receives tiered royalties that escalate from high single digits to low double digits on any net sales of umbralisib. During the year ended December 31, 2022, the Company recorded $0.2 million related to the worldwide royalty due under the Umbralisib License in cost of product revenue based on U.S. sales of UKONIQ and as of December 31, 2022, approximately $3,000 in royalties were payable under the Umbralisib License. As of June 30, 2023,  no royalties were payable under the Umbralisib License and as a result of the withdrawal of UKONIQ from the U.S. market and discontinuation of all commercialization activities,  we do not expect to incur any additional costs related to this license agreement.

NOTE 10 RELATED PARTY TRANSACTIONS

In July 2015, we entered into a Shared Services Agreement (the Shared Services Agreement) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. The Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.5 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively, primarily related to shared personnel. Mr. Weiss, our Chairman and Chief Executive Officer, also serves as a director and Executive Vice Chairman, Strategic Development of FBIO.

Please refer to Note 8 – Leases for details regarding the Office Agreement with FBIO.

NOTE 11 SUBSEQUENT EVENTS

In July 2023, the Company entered into an ex-U.S. commercialization agreement (the Commercialization Agreement) with Neuraxpharm Pharmaceuticals, S.L. (Neuraxpharm). The Company granted Neuraxpharm the exclusive right to commercialize BRIUMVI in territories outside the United States, Canada, and Mexico, which are retained by TG, and excluding certain Asian countries previously partnered. Under the terms of the Commercialization Agreement, the Company received a one-time, non-refundable payment of $140.0 million upon contract execution. The Company is eligible to receive an additional $12.5 million upon first key market commercial launch in the EU and up to an additional $492.5 million in milestone-based payments on achievement of certain launch and commercial milestones. In addition, TG will receive tiered double-digit royalties on net product sales up to 30%. In the event of a change of control of the Company (as defined in the Commercialization Agreement), the Company retains an option to buy back all rights under the Commercialization Agreement for a period of two years thereafter.

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

OVERVIEW

TG Therapeutics is a fully-integrated, commercial stage, biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell diseases. In addition to a research pipeline including several investigational medicines, TG has received approval from the FDA for BRIUMVI (ublituximab-xiiy) for the treatment of adult patients with relapsing forms of multiple sclerosis (RMS), to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults. TG has also received approval for BRIUMVI by the EC for the treatment of adult patients with RMS who have active disease defined by clinical or imaging features. TG continues to actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

Recent Business Updates

European Commission Approval of BRIUMVI & Ex-U.S. Commercialization Plans

On June 1, 2023, we announced that the EC granted approval of BRIUMVI for the treatment of adult patients with RMS who have active disease defined by clinical or imaging features. With this approval, the centralized marketing authorization is valid in all European Union (EU) member states, Iceland, Norway and Liechtenstein.

On August 1, 2023, we announced an agreement with Neuraxpharm, a leading European specialty pharmaceutical company focused on the treatment of central nervous system (CNS) disorders, for the ex-U.S. commercialization of BRIUMVI. Under the terms of the commercialization agreement, we received an upfront payment of $140.0 million, and are eligible to receive an additional $12.5 million upon launch in the first EU country and up to an additional $492.5 million in milestone-based payments on achievement of certain launch and commercial milestones. The total deal is valued at up to $645 million in upfront and milestone payments. In addition, we will receive tiered double-digit royalties on net product sales up to 30%. In exchange, Neuraxpharm will have the exclusive right to commercialize BRIUMVI in territories outside the United States, Canada, and Mexico, which are retained by TG, and excluding certain Asian countries previously partnered. We retain an option to buy back all rights under the commercialization agreement for a period of two years in the event of a change in control of TG.

OUR PRODUCTS

We currently license worldwide development and commercial rights, subject to certain limited geographical restrictions, for all of our products under development. The following table summarizes the current clinical trial status for our lead drug candidates as of July 2023.

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

The BRIUMVI approvals were primarily based on the ULTIMATE I and ULTIMATE II Phase 3 trials. Each trial was an independent global, randomized, multi-center, double-blinded, double-dummy, active-controlled study comparing the efficacy and safety/tolerability of ublituximab (450mg dose administered by one-hour intravenous infusion every 6 months, following a day 1 infusion of 150mg over four hours and a day 15 infusion of 450mg over one hour) versus teriflunomide (14mg oral tablets taken once daily) in subjects with RMS. These trials were conducted under a special protocol assessment (SPA) with the FDA. The ULTIMATE I and II trials were led by Lawrence Steinman, MD, Zimmermann Professor of Neurology and Neurological Sciences, Pediatrics, and Genetics at Stanford University. Full enrollment was completed in October 2018, with approximately 1,100 subjects enrolled in both studies combined.

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

U.S. Commercialization of BRIUMVI

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

●	Our commercialization efforts focused on engaging targeted neurology accounts with multi-channel promotional programming, sales engagements, infusion training and education. We also worked closely with payers to begin to secure insurance coverage for BRIUMVI. The first patient received a BRIUMVI infusion on February 1, 2023.
●	On July 1, 2023, the permanent J-Code for BRIUMVI (J2329) became effective.

For more information, please refer to our Annual Report on Form 10-K for the quarter and year ended December 31, 2022.

RESULTS OF OPERATIONS

The following table summarizes the results of operations for the three months ended June 30, 2023 and 2022:

	Three months ended
	June 30
(in thousands)	2023	2022
Product revenue, net	$16,036	$556
License Revenue	38	38
Total Revenue	$16,074	$594

Costs and expenses:
Cost of product revenue	1,911	23
Research and development:
Noncash compensation	5,664	2,328
Other research and development	22,458	24,546
Total research and development	28,122	26,874

General and administrative:
Noncash compensation	6,877	(3,304)
Other selling, general and administrative	23,838	15,942
Total general and administrative	30,715	12,638

Total costs and expenses	60,748	39,535

Interest expense	3,627	3,017
Other income	(691)	(1,448)
Total other expense, net	2,936	1,569

Net Loss	$(47,610)	$(40,510)

Product Revenue, net. Product revenue, net was approximately $16.0 million for the three months ended June 30, 2023, compared to $0.6 million for the three months ended June 30, 2022. Product revenue, net for the three months ended June 30, 2023, consisted of net product sales of BRIUMVI in the United States. In January 2023, we began commercial sales of BRIUMVI within the U.S. following FDA approval. Product revenue, net for the three months ended June 30, 2022, consisted of net product sales of UKONIQ, which was officially withdrawn from the market in May of 2022.

License Revenue. License revenue was less than $0.1 million for both the three months ended June 30, 2023 and June 30, 2022. License revenue for both the three months ended June 30, 2023 and June 30, 2022 is comprised of recognition of a portion of the upfront payment from the ublituximab sublicense agreement with Ildong.

Cost of Product Revenue. Cost of product revenue for the three months ended June 30, 2023 was $1.9 million compared to approximately $23,000 for the three months ended June 30, 2022.  Cost of product revenue for the three months ended June 30, 2023 consists primarily of third-party manufacturing, distribution, overhead costs and royalties owed to our licensing partner for BRIUMVI sales. A portion of the costs of producing BRIUMVI sold to date was expensed as research and development prior to the FDA approval of BRIUMVI and therefore it is not reflected in the cost of product revenue. We expect the cost of product revenue for BRIUMVI to increase in relation to product revenues as we deplete these inventories and we expect to use the remaining pre-commercialization inventory for product sales through the end of 2024. Cost of product revenue for the three months ended June 30, 2022 primarily relates to freight and royalties owed to our licensing partner for UKONIQ sales.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $5.7 million for the three months ended June 30, 2023, as compared to $2.3 million during the comparable period ended June 30, 2022. The increase in noncash compensation expense was primarily due to vesting of milestone-based grants and a decrease in forfeitures during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Other Research and Development Expense. Other research and development expense decreased for the three months ended June 30, 2023, by approximately $2.0 million to $22.5 million as compared to the comparable period ended June 30, 2022. The decrease in R&D expense during the three months ended June 30, 2023 was primarily attributable to reduced manufacturing expense and clinical trial related expenses. Prior to the approval of BRIUMVI, manufacturing costs pertaining to BRIUMVI were expensed to research and development expense in the period incurred, and following approval are reflected in inventory. These decreased costs were offset by license milestones incurred during the three months ended June 30, 2023.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $6.9 million for the three months ended June 30, 2023, as compared to $(3.3) million during the comparable period ended June 30, 2022. The increase in noncash compensation expense was primarily due to vesting of milestone-based grants and a decrease in forfeitures during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The three months ended June 30, 2022 included forfeitures in excess of noncash compensation expense recognized, which resulted in income recognized for the period.

Other Selling, General and Administrative. Other selling, general and administrative expenses totaled $23.8 million for the three months ended June 30, 2023, as compared to $15.9 million during the comparable period ended June 30, 2022. The increase was primarily due to other selling, general and administrative costs, including personnel and consultants, associated with the commercialization of BRIUMVI during the three months ended June, 30, 2023.

Interest Expense. Interest expense increased by $0.6 million to $3.6 million for the three months ended June 30, 2023, as compared to $3.0 million for the three months ended June 30, 2022.

Other Income. Other income decreased by $0.8 million to $0.7 million for the three months ended June 30, 2023.

The following table summarizes the results of operations for the six months ended June 30, 2023 and 2022:

	Six months ended
	June 30
(in thousands)	2023	2022
Product revenue, net	$23,801	$2,534
License Revenue	76	76
Total Revenue	$23,877	$2,610

Costs and expenses:
Cost of product revenue	2,768	260
Research and development:
Noncash compensation	7,247	4,223
Other research and development	36,744	70,693
Total research and development	43,991	74,916

General and administrative:
Noncash compensation	12,117	(3,077)
Other selling, general and administrative	46,666	36,324
Total general and administrative	58,783	33,247

Total costs and expenses	105,542	108,423

Interest expense	6,471	5,681
Other income	(1,295)	(1,971)
Total other expense, net	5,176	3,710

Net Loss	$(86,841)	$(109,523)

Product Revenue, net. Product revenue, net was approximately $23.8 million for the six months ended June 30, 2023, compared to $2.5 million for the six months ended June 30, 2022. Product revenue, net for the six months ended June 30, 2023, consisted of net product sales of BRIUMVI in the United States. In January 2023, we began commercial sales of BRIUMVI within the U.S. following FDA approval. Product revenue, net for the six months ended June 30, 2022, consisted of net product sales of UKONIQ, which was officially withdrawn from the market in May of 2022.

License Revenue. License revenue was less than $0.1 million for both the six months ended June 30, 2023 and June 30, 2022. License revenue for both the six months ended June 30, 2023 and June 30, 2022 is comprised of recognition of a portion of the upfront payment from the ublituximab sublicense agreement with Ildong.

Cost of Product Revenue. Cost of product revenue for the six months ended June 30, 2023 was $2.8 million compared to approximately $0.3 million for the six months ended June 30, 2022.  Cost of product revenue for the six months ended June 30, 2023 consists primarily of third-party manufacturing, distribution, overhead costs and royalties owed to our licensing partner for BRIUMVI sales. A portion of the costs of producing BRIUMVI sold to date was expensed as research and development prior to the FDA approval of BRIUMVI and therefore it is not reflected in the cost of product revenue. We expect the cost of product revenue for BRIUMVI to increase in relation to product revenues as we deplete these inventories and we expect to use the remaining pre-commercialization inventory for product sales through the end of 2024. Cost of product revenue for the six months ended June 30, 2022 primarily relates to freight and royalties owed to our licensing partner for UKONIQ sales.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $7.2 million for the six months ended June 30, 2023, as compared to $4.2 million during the comparable period ended June 30, 2022. The increase in noncash compensation expense was primarily due to vesting of milestone-based grants and a decrease in forfeitures during the six months ended June 30, 2023 compared to the three months ended June 30, 2022.

Other Research and Development Expense. Other research and development expense decreased for the six months ended June 30, 2023, by approximately $34.0 million to $36.7 million as compared to the comparable period ended June 30, 2022. The decrease in R&D expense during the six months ended June 30, 2023 was primarily attributable to reduced manufacturing expense and clinical trial related expenses. Prior to the approval of BRIUMVI, manufacturing costs pertaining to BRIUMVI were expensed to research and development expense in the period incurred, and following approval are reflected in inventory. These decreased costs were offset by license milestones incurred during the six months ended June 30, 2023.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $12.1 million for the six months ended June 30, 2023, as compared to $(3.1) million during the comparable period ended June 30, 2022. The increase in noncash compensation expense was primarily due to vesting of milestone-based grants and a decrease in forfeitures during the six months ended June 30, 2023 compared to the three months ended June 30, 2022. The six months ended June 30, 2022 included forfeitures in excess of noncash compensation expense recognized, which resulted in income recognized for the period.

Other Selling, General and Administrative. Other selling, general and administrative expenses totaled $46.7 million for the six months ended June 30, 2023, as compared to $36.3 million during the comparable period ended June 30, 2022. The increase was primarily due to other selling, general and administrative costs, including personnel and consultants, associated with the approval and commercialization of BRIUMVI during the six months ended June, 30, 2023.

Interest Expense. Interest expense increased by $0.8 million to $6.5 million for the six months ended June 30, 2023, as compared to $5.7 million for the six months ended June 30, 2022.

Other Income. Other income decreased by $0.7 million to $1.3 million for the six months ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Our major sources of cash have been proceeds from private placement and public offering of equity securities, from our loan and security agreements executed with Hercules (see Note 7 for more information), and from our Commercialization Agreement executed with Neuraxpharm (see Note 11 for more information). Since inception, we have incurred significant operating losses. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. As of June 30, 2023, we had generated $23.8 million in revenue from drug sales of BRIUMVI. BRIUMVI first became commercially available in the United States in January of 2023. Even with the commercialization of BRIUMVI and the possible future commercialization of our other drug candidates, we may not become profitable. Our ability to achieve profitability depends on our ability to generate revenue and many other factors, including our ability to successfully commercialize our drug candidates alone or in partnership; successfully complete any post-approval regulatory obligations; and obtain regulatory approval for our drug candidates. We may continue to incur substantial operating losses even if we begin to generate revenues from our drug candidates.

As of June 30, 2023, we had $144.9 million in cash and cash equivalents, and investment securities. We anticipate that our cash, cash equivalents, and investment securities as of June 30, 2023, combined with the upfront payment of $140.0 million received in July 2023 as part of our commercialization agreement with Neuraxpharm and projected revenues associated with the sale of BRIUMVI in the U.S. and ex-U.S., will provide sufficient liquidity for more than a twelve-month period from the date of filing of this Quarterly Report on Form 10-Q.

The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, our commercialization efforts for BRIUMVI, preparations for the potential commercialization of our other drug candidates, and the timing, design and conduct of clinical trials for our drug candidates. We may be dependent upon significant future financing to provide the cash necessary to execute our ongoing and future operations, including the commercialization of any of our drug candidates.

Discussion of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six months ended
	June 30
(in thousands)	2023	2022
Net cash used in operating activities	$(101,907)	$(117,805)
Net cash provided by (used in) investing activities	$24,333	$(33,292)
Net cash provided by (used in) financing activities	$72,285	$(715)

Cash used in operating activities for the six months ended June 30, 2023 was $101.9 million as compared to $117.8 million for the six months ended June 30, 2022. The decrease in net cash used in operating activities was due primarily to less expenditures associated with our manufacturing and clinical trial expenses during the six months ended June 30, 2023.

Net cash provided by investing activities for the six months ended June 30, 2023, was $24.3 million as compared to cash used in investing activities of $33.3 million for the six months ended June 30, 2022. The increase in net cash provided by investing activities was primarily due to decreased investment in short-term and long-term securities as well as the maturity of investments during the six months ended June 30, 2023.

Net cash provided by financing activities for the six months ended June 30, 2023, was $72.3 million as compared to net cash used in financing activities of $0.7 million for the six months ended June 30, 2022. The increase in net cash provided by financing activities was primarily due to the advance of $25.0 million drawn as part of the First Amendment entered into with Hercules on March 31, 2023 and $46.3 million received in net proceeds under the 2022 ATM.

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

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a description of our significant accounting policies, refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 1 – Organization and Summary of Significant Accounting Policies” in our 2022 Annual Report on Form 10-K and refer to Note 1 in this Quarterly Report on Form 10-Q for significant accounting policies due to commercialization for revenue recognition, gross-to-net sales adjustments, accounts receivable, inventory, and cost of product revenue. Of these policies, the following are considered critical to an understanding of our Unaudited Condensed Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments: stock-based compensation expenses, and fair value measurement of financial liabilities. Refer to “Note 2 – Net Product Revenue”, “Note 5 - Fair Value Measurements” and “Note 6 – Stockholders’ Equity” respectively, for more information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosure in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Commercialization

If we obtain U.S. Food and Drug Administration (FDA) or European Medicines Agency (EMA) approval for a product candidate and do not achieve broad market acceptance among physicians, patients, healthcare payors, and the medical community, the revenues that we generate from product sales will be limited.

We currently have one marketed product, BRIUMVI, which received approval from the U.S. FDA on December 28, 2022, for the treatment of relapsing forms of multiple sclerosis (RMS), to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults. Additionally, BRIUMVI received approval from the European Commission (EC) on June 1, 2023, for the treatment of adult patients with RMS who have active disease defined by clinical or imaging features.

While we have initiated the commercial launch of BRIUMVI in the U.S., we have limited experience as a commercial company, and our ability to successfully overcome the risks associated with commercializing drugs in the biopharmaceutical industry, including the risk that our products do not achieve an adequate level of acceptance, remains uncertain. BRIUMVI, as well as other drugs that we may bring to the market in the future, may not gain market acceptance by physicians, patients, third-party payors and others in the healthcare community. As a result, we may not generate significant revenues or meet our revenue projections or guidance and may not become profitable. The degree of market acceptance of BRIUMVI, as well as any future product candidates for which we may receive marketing approval, will depend on a number of factors, including:

●	the timing of our receipt of marketing approvals, the terms of such approvals, and the countries in which such approvals are obtained;
●	the efficacy, safety and tolerability as demonstrated in clinical trials and as compared to alternative treatments;
●	the timing of market introduction of BRIUMVI and any of our product candidates, as well as competitive products;
●	the indications for which our products are approved, and other aspects of the approved labeling for such products;
●	acceptance by physicians, advanced practitioners, major operators of neurology clinics, and patients of our products as safe, tolerable and effective treatments;
●	the potential and perceived advantages or disadvantages of our products compared to alternative treatments;
●	our ability to offer our products for sale at competitive prices;
●	the availability of adequate reimbursement by third-party payors and government authorities;
●	the extent of patient cost-sharing obligations, including copays and deductibles;
●	changes in regulatory requirements by government authorities for our products;
●	relative convenience and ease of administration;
●	the prevalence and severity of side effects and adverse events;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the effectiveness of our sales and marketing efforts, as well as those of any current or future partners;
●	protecting our rights in our intellectual property portfolio;
●	our ability to maintain a reliable supply of our products that meets market demand; and
●	favorable or unfavorable publicity relating to our products or relating to the Company.

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

Regulatory approvals for our product or any of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the approved product candidate. For example, with respect to the FDA’s approval of BRIUMVI for RMS, maintenance of this approval is subject to certain post-marketing requirements and commitments, including long-term safety studies, as well as studies to evaluate the effects of BRIUMVI in pregnant women and pediatric populations, among others. Similar post-approval studies are required by other regulatory authorities outside of the U.S., including but not limited to, the EMA in the EU and the MHRA in the United Kingdom (UK). These studies are highly specialized in their design and conduct and are associated with considerable expenses, and based on the outcome, could result in further labeling restrictions that could impair or restrict the way in which we are able to market BRIUMVI, or negatively impact its overall clinical profile.

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

The key competitive factors affecting the success of all of our drug candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic or biosimilar competition and the availability of reimbursement from government and other third-party payors.

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

The regulations that govern regulatory approvals, pricing and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the drug candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the drug candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more products, even if more of our product candidates obtain marketing approval. Eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also be insufficient to cover our costs and may not be made permanent. As of April 27, 2023, we received a product-specific J-Code for BRIUMVI (J2329), which went effective July 1, 2023, and is expected to help reduce reluctance by physicians to prescribe BRIUMVI based on reimbursement concerns. However, some third-party payors nevertheless may still require documented proof that patients meet certain eligibility criteria in order to be reimbursed for BRIUMVI.

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

Commercialization of pharmaceutical products is an extremely complex and highly capital and resource-intensive process. Even for established companies with existing infrastructure and significantly greater resources than we have, challenges have occurred.

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

Additional factors that may inhibit our efforts to commercialize BRIUMVI and our other product candidates on our own, or through partnership, and generate product revenues include:

●	the costs and time associated with the initial and ongoing training of commercialization personnel on the applicable disease states, products, competitors, and legal and regulatory compliance matters;
●	the inability of commercialization personnel to obtain access to physicians or to effectively promote or provide education about BRIUMVI and any future approved products;
●	the lack of complementary drugs to be offered by the Company, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
●	decisions by third-party payors to deny reimbursement of or delay coverage decisions regarding BRIUMVI or following approval of any product candidates;
●	our ability to maintain a healthcare compliance program including effective mechanisms for compliance monitoring;
●	our inability to establish and maintain commercial partnerships outside the U.S.;
●	the timing of product availability for commercial sale following approval and continued product supply; and
●	unforeseen costs and expenses associated with creating a commercialization organization.

In addition, we have entered into a commercialization agreement, and may enter into additional agreements in the future, that facilitate commercialization of BRIUMVI and/or future products that receive approval in markets outside the U.S. through partnerships. However, there are also risks with entering into these types of arrangements with third parties to perform sales, marketing and distribution services. For example, we may not be able to enter into such arrangements on terms that are favorable to us. Our drug revenues or the profitability of these drug revenues to us are likely to be lower than if we were to market and sell any products or product candidates that we develop ourselves. In addition, we likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product or product candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drug candidates. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

We believe there is potential market opportunity for BRIUMVI outside of the U.S., including in the EU. We have entered into a commercialization agreement for the sale of BRIUMVI in territories outside the U.S., Canada, and Mexico, which are retained by TG, and excluding certain Asian countries previously partnered, and also may enter into certain collaboration and/or commercialization agreements with third parties in the future to facilitate market expansion. To the extent we do expand into other markets outside of the U.S. in which we are responsible for building and maintaining a commercial infrastructure, we expect to incur significant expenses in establishing an infrastructure to commercialize our drug products. Depending on the expenses incurred, it could have a negative impact on our cash resources.

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

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in January 2012. To date, our operations have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking pre-clinical studies and clinical trials, commercializing UKONIQ (which we withdrew from sale), launching and commercializing BRIUMVI. We are transitioning from a company with a research and development focus and commercialization capabilities in oncology to a company capable of supporting commercial activities in neurology and immunology in the U.S. and outside the U.S. This transition involves a wide variety of risks, and we may not be successful in such transition.

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

 We have not generated any significant revenue from the sale of our product. It is uncertain when and if we will generate any significant revenue from the sale of our product or any product candidates, if approved, in the future. Furthermore, no assurance can be given that we will meet revenue projections or guidance with respect to BRIUMVI or our product candidates, if approved. To obtain significant and sustained revenues and meet our revenue projections or guidance, we must succeed, either alone or with others, in (i) obtaining and maintaining regulatory approval for our product and product candidates; and (ii) manufacturing and marketing our product and product candidates. Our ability to generate sustained revenue depends on a number of factors, including, but not limited to, our ability to:

●	successfully complete clinical trials that meet their clinical endpoints;
●	initiate and successfully complete all safety, pharmacokinetic, biodistribution, and non-clinical studies required to obtain U.S. and foreign marketing approval for our product and product candidates;
●	obtain approval from the FDA and foreign equivalents to market and sell our product and product candidates, and maintain FDA and EMA approvals of BRIUMVI for RMS;
●	establish and maintain commercial manufacturing capabilities with third parties that are satisfactory to the regulatory authorities, cost effective, and that are capable of providing commercial supply of our product and product candidates;
●	expand on our commercialization infrastructure to commercialize BRIUMVI, and/or entering into collaborations with third parties; and
●	achieve market acceptance of BRIUMVI and any other products for which we may receive regulatory approval in the medical community and with third-party payors.

If we are unable to generate significant and sustained revenues, we will not become profitable and we will be unable to continue our operations without continued funding.

We may need to raise substantial additional funding. If we are unable to raise capital when needed, we may be required to delay, limit, reduce or eliminate some of our drug development programs or commercialization efforts.

The development of pharmaceuticals is capital-intensive. We are currently advancing our early-stage drug candidates, TG-1701 and TG-1801 in ongoing Phase 1 studies to identify tolerable and efficacious doses. We are also continuing to generate additional clinical data for BRIUMVI to support and potentially expand commercial adoption, including assessing long-term tolerability in an Open-Label Extension of the Phase 3 ULTIMATE I and II trials and Phase 4 clinical studies necessary to satisfy post-approval commitments for regulatory authorities or those undertaken voluntarily by the Company to evaluate the use of BRIUMVI in alternate settings. Moreover, now that we have launched BRIUMVI, we will need to expend substantial resources on maintaining approvals, continuing commercialization, manufacturing and distribution over the foreseeable future.

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

As a result, significant additional funding will be required. Additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we could be forced to discontinue product development, reduce or forego commercialization efforts that are required for successful commercialization of BRIUMVI or any of our product candidates and otherwise forego attractive business opportunities. Any additional sources of financing may involve the issuance of our equity securities, which would have a dilutive effect to stockholders. Currently, other than BRIUMVI, our products are investigational and have not been approved by the FDA or any foreign regulatory authority for sale. For the foreseeable future, we will have to fund all our operations and capital expenditures from sales of BRIUMVI, cash on hand, and amounts raised in future offerings or financings. Accordingly, our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in the early stages of commercial operations and the competitive environment in which we operate.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates and occupy valuable management time and resources.

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or other arrangements. We do not have any committed external source of funds, other than funds already borrowed under the loan and security agreement that we entered into with Hercules in February 2019, expanded in December 2021, and amended on March 31, 2023 (see Note 7 to our consolidated financial statements for more information). To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. We may also seek funds through collaborations, strategic alliances or licensing arrangements with third parties at a time that is not desirable to us and we may be required to relinquish valuable rights to some intellectual property, future revenue streams, research programs or products and product candidates or to grant licenses on terms that may not be favorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, which could limit our ability to expand our business operations and could harm our overall business prospects.

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

Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our estimates regarding the potential market for a product candidate could be inaccurate, and our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing, sale or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. We may focus our efforts and resources on potential product candidates or other potential programs that ultimately prove to be unsuccessful. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

There can be no assurance that we will ever be able to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, which could materially adversely affect our future growth and prospects. If any of the aforementioned events occur, we may be forced to abandon or delay our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Successful completion of our clinical trials is a prerequisite to submitting an NDA or a BLA to the FDA and a Marketing Authorization Application (MAA) to the EMA for each product candidate and, consequently, the ultimate approval and commercial marketing of our product candidates. We do not know whether any of our ongoing or future clinical trials for our product candidates will be completed on schedule, if at all.

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

Many of our clinical trials utilize international clinical research sites. We work with what we believe are reputable CROs and clinical research sites in conducting our studies internationally. Nevertheless, there can be heightened challenges to monitoring and oversight of global clinical trials and sponsors are subject to the risk that fraud, misconduct, incompetence, unexpected patient variability and other issues affecting the reliability, quality, and outcome of studies. The geographic variability of the COVID-19 pandemic also introduces increased risk in the conduct of clinical research in certain countries and territories where vaccination rates and available standard of care anti-viral therapy varies significantly. Such problems, if they were to occur, could negatively impact trial results, and depending on the circumstances and scope of concerns could potentially even prevent a trial from being useful or acceptable for regulatory approval. If such events were to occur with respect to any of our trials (and in particular with respect to registration-directed studies), they would have a substantial negative impact on our business.

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

We intend to seek additional product approvals in certain countries outside of the United States. The approval procedures for pharmaceuticals vary among countries and obtaining approval in one jurisdiction does not guarantee approval in another jurisdiction. For example, even if the FDA grants approval of a product candidate, comparable regulatory authorities in foreign jurisdictions may not approve the same product candidate or may require additional evidence for approval. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. In many countries outside the United States, the product must be approved for reimbursement before it can be marketed. As a general matter, however, the foreign regulatory approval process involves a lengthy and challenging process with risks similar or identical to the risks associated with the FDA approval discussed above. Therefore, we cannot guarantee that we, or future collaborators, will obtain approvals of our product and product candidates in any foreign jurisdiction on a timely basis, if at all. Failure to receive approval in certain foreign markets could significantly impact the full market potential of our product and product candidates and may negatively impact the regulatory process in other countries. Furthermore, if we obtain regulatory approval for a product or product candidate in a foreign jurisdiction, we will be subject to the burden of complying with complex regulatory, legal, and other requirements that could be costly and could subject us to additional risks and uncertainties.

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

Contract manufacturers are subject to ongoing periodic and unannounced inspections by the FDA, the Drug Enforcement Administration (DEA) if applicable, and corresponding state agencies to ensure strict compliance with cGMP and other state and federal regulations. Where manufactured products are globally registered, similar regulatory inspection burdens are applicable from each and every marketed territory. If our manufacturing partners are inspected and deemed out of compliance with cGMPs, product recalls could result, inventory could be destroyed, production could be stopped, and supplies could be delayed or otherwise disrupted.

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

With the FDA and EMA approval of BRIUMVI, we are subject to additional extensive healthcare statutory and regulatory requirements and oversight by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our past, current and future relationships, arrangements and interactions with these professionals and entities, as well as with patients and patient advocacy organizations expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product and product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

Numerous other jurisdictions regulate the privacy and security of personally identifiable data. For example, the processing of personal data in the European Economic Area (the EEA), is subject to the General Data Protection Regulation (GDPR), which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, exercising data subject rights and reporting certain data breaches to regulators and affected individuals, as well as how we document our relationships with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the EC to lack an adequate level of data protection, such as the United States. In July 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S., which decision may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation.

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

Any regulatory approvals that we receive for our drug candidates may be subject to limitations on the indicated uses for which the drug may be marketed or to conditions of approval that may require potentially costly post-marketing clinical trials or surveillance to monitor safety and efficacy of the drug candidate. In addition, any product for which we obtain marketing approval, along with the manufacturing processes and facilities, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of, and review by, the FDA, EMA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding promotional interactions with healthcare professionals.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. In addition, the FDA’s or EMA’s regulations, policies or guidance may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. We also cannot predict the likelihood, nature, or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad.

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

We are dependent upon our relationships with collaboration and commercialization partners to further develop, fund, manufacture, and commercialize our drug products and our product candidates. If such relationships are unsuccessful, or if a collaboration or commercialization partner terminates its collaboration or commercialization agreement with us, it could negatively impact our ability to conduct our business and generate net product revenue. Failure by a collaboration or commercialization partner to perform its duties under its collaboration or commercialization agreement with us (e.g. financial reporting or internal control compliance) may negatively affect us.

On July 28, 2023 , we entered into a Commercialization Agreement (the Commercialization Agreement) with Neuraxpharm Pharmaceuticals, S.L. (Neuraxpharm), pursuant to which Neuraxpharm has the right to commercialize BRIUMVI in certain markets outside of the U.S. In addition to the Commercialization Agreement, we may enter into collaboration arrangements with other collaboration and commercialization partners.

We are subject to a number of risks associated with our dependence on our relationships with our collaboration and commercialization partners, including:

●	our collaboration and commercialization partners may terminate their collaboration or commercialization agreements with us for reasons specified in the collaboration or commercialization agreements, including our breach;
●	the need for us to identify and secure on commercially reasonable terms the services of third parties to perform key activities, including development and commercialization activities, currently performed by our collaboration or commercialization partners in the event that a collaboration or commercialization partner was to terminate its agreement with us;
●	adverse decisions by a collaboration or commercialization partner regarding the amount and timing of resource expenditures for the commercialization, distribution, and sale of our drug products;
●	failure by a collaboration or commercialization partner to perform its duties under its agreement with us (e.g., its failure to comply with regulatory requirements which may disrupt its performance of its obligations under the agreement with us);
●	failure by a collaboration or commercialization partner to timely deliver accurate and complete financial information to us or to maintain adequate and effective internal control over its financial reporting may negatively affect our ability to meet our financial reporting obligations as required by the SEC;
●	failure by a collaboration or commercialization partner to timely deliver accurate and complete medical or clinical information to us or to maintain adequate and effective internal control over its pharmacovigilance activities and reporting may negatively affect our ability to meet our reporting obligations as required by the FDA and other regulatory bodies;
●	collaboration or commercialization partners’ and their affiliates’ development and commercialization of products that compete directly or indirectly with our products or product candidates;
●	decisions by a collaboration or commercialization partner to prioritize other of its current or future products more highly than our drug products or our product candidates when it performs its duties;
●	possible disagreements with a collaboration or commercialization partner as to the timing, nature, and extent of our development plans or distribution and sales and marketing plans; and
●	the financial returns to us, if any, under our collaboration agreement with Neuraxpharm depends in large part on the achievement of milestones and generation of product sales, and if Neuraxpharm fails to perform or satisfy their obligations under the collaboration agreements, the development and commercialization of our drug products could be delayed, hindered or may not occur and our business and prospects could be materially and adversely affected.

While the Commercialization Agreement contains provisions that allow for dispute resolution, arbitration, and/or termination of the agreement by the Company in the event of a breach by Neuraxpharm, there can be no assurance that the Company and Neuraxpharm will agree on a cure for such a breach, and in the event of termination, there can be no assurance that the Company would be appropriately compensated and/or recover any losses sustained. Due to these factors and other possible disagreements with our collaboration and commercialization partners, we may be delayed or prevented from further developing, manufacturing or commercializing our drug products or our product candidates or we may become involved in litigation or arbitration, which would be time consuming and expensive.

If any collaboration or commercialization partner were to terminate our relationship with it unilaterally, we would need to undertake development, commercialization or distribution or sale activities for our drug products and product candidates solely at our own expense, and/or seek one or more other partners for some or all of these activities in the U.S. or worldwide. If we pursued these activities on our own, it would significantly increase our capital and infrastructure requirements, might limit the indications we are able to pursue for our drug products and our product candidates, and could prevent us from effectively commercializing our drug products and our product candidates. If we sought to find one or more other pharmaceutical company partners for some or all of these activities, we may not be successful in such efforts, or they may result in collaborations that have us expending greater funds and efforts than our relationships with our current collaboration and commercialization partners.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of our clinical trials, the likelihood of approval by the FDA, EMA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

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

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, with respect to some of the pending patent applications covering our drug candidates, prosecution has yet to commence. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO can be significantly narrowed by the time they issue, if at all. It is also possible that we will fail to identify any patentable aspects of our research and development output and methodology, and, even if we do, an opportunity to obtain patent protection may have passed. Given the uncertain and time-consuming process of filing patent applications and prosecuting them, it is possible that our product(s) or process(es) originally covered by the scope of our patent applications may change or be modified throughout the patent prosecution process, leaving our product(s) or process(es) without patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, that cover technology licensed from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our licensors or we fail to appropriately prosecute and maintain patent protection or trade secret protection for one or more products or product candidates, our ability to develop and commercialize such drugs may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. This failure to properly protect the intellectual property rights relating to our product and product candidates could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability, which would have a material adverse effect on our financial condition and results of operations. Furthermore, should we enter into other collaborations, including out-licensing, joint development projects, partnerships, or strategic alternatives, we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance and enforcement of patents licensed or developed under such collaborations. Therefore, such patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

In addition to the protection afforded by patents, we rely upon unpatented trade secret protection, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. With respect to the building of our proprietary compound library, we consider trade secrets and know-how to be our primary intellectual property. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our consultants and employees. We may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements, however, despite the existence of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees and consultants who are parties to these agreements breach or violate the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Enforcing a claim that a third party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time-

consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

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

As of July 25, 2023, we had 244 full-time employees. To manage our anticipated future growth and focus in neurology and immunology, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these activities. Due to our limited resources, we may not be able to effectively manage the expansion and shift of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage our transition to a strategy primarily focused on neurology and immunology, our expenses may increase more than expected our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and changes to our business.

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

The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include, among others:

●	reception and success of BRIUMVI in the U.S. market;
●	the anticipated launch of BRIUMVI in European markets;
●	publicity regarding actual or potential clinical results relating to our product or products under development by our competitors or us;
●	delay or failure in initiating, completing or analyzing nonclinical or clinical trials or the unsatisfactory design or results of these trials;
●	achievement or rejection of regulatory approvals by us or our competitors;
●	any delay in our regulatory review for products and product candidates we may develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation a change to the projected approval date, scheduling of an advisory committee meeting or issuance of a “refusal to file” letter;
●	announcements of technological innovations or new commercial products by our competitors or us;
●	developments concerning proprietary rights, including patents;
●	developments concerning our collaborations;
●	regulatory developments in the United States and foreign countries;
●	economic or other crises and other external factors such as the disruptions in the global economy caused by the COVID-19 pandemic and the conflict between Russia and Ukraine;
●	period-to-period fluctuations in our revenues and other results of operations;
●	failure to meet our revenue projections or guidance;
●	changes in financial estimates by securities analysts; and
●	sales of our common stock by us.

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

We are subject to risks related to corporate social responsibility and reputational matters.

Our reputation and the reputation of our brands, including the perception held by our customers, end-users, business partners, investors, other key stakeholders and the communities in which we do business are influenced by various factors. There is an increased focus from our stakeholders on Environmental, Social, and Governance (ESG) practices and disclosure - and if we fail, or are perceived to have failed, in any number of ESG matters, such as environmental stewardship, inclusion and diversity, workplace conduct and support for local communities, or to effectively respond to changes in, or new, legal or regulatory requirements concerning climate change or other sustainability concerns, our reputation or the reputation of our brands may suffer. Such damage to our reputation and the reputation of our brands may negatively impact our business, financial condition and results of operations. In addition, negative or inaccurate postings or comments on social media or networking websites about the Company or our brands could generate adverse publicity that could damage our reputation or the reputation of our brands. If we are unable to effectively manage real or perceived issues, including concerns about product quality, safety, corporate social responsibility or other matters, sentiments toward the Company or our products could be negatively impacted, and our financial results could suffer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS OF SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

10.1*	Commercialization Agreement by and between TG Therapeutics, Inc. and Neuraxpharm Pharmaceuticals, S.L., dated as of July 28, 2023. +
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2023.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 4, 2023.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2023.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2023.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

+ Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: August 4, 2023	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer