Form 10-Q
period 2023-09-30
TG THERAPEUTICS, INC.
filed 2023-11-06
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☒

There were 151,410,073 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 1, 2023.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2023

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

● our ability to establish and maintain contractual relationships and partnerships, on commercially reasonable terms, with third parties for manufacturing, distribution, marketing and supply, and a range of other support functions for our clinical development and commercialization efforts;

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

Risks Related to Commercialization

●	If we are unable to maintain current approval of BRIUMVI our business will be materially harmed.
●	We cannot predict when or if we will obtain regulatory approval to commercialize our product candidates, including TG-1701 and TG-1801 in B-cell disorders.
●	We have limited experience operating as a commercial company, and, as a result, the marketing and sale of BRIUMVI in RMS may be less successful than anticipated.
●	If BRIUMVI or any of our future product candidates (if approved) do not achieve broad market acceptance among physicians, patients, payors, or the medical community, the revenues that we generate from product sales will be limited.
●	If the market opportunities for BRIUMVI and any future products for which we may receive approval, including TG-1701 or TG-1801 in B-cell disorders, are smaller than we estimate or if any approval we obtain is based on a narrower patient population or the labeling includes warnings or limitations that are not acceptable to patients or healthcare providers, our revenue will be adversely affected.
●	We face substantial competition for treatments for our target indications, including from companies with greater resources than we have, which may result in others commercializing drugs before or more successfully than we do, which could result in the reduction or elimination of our commercial opportunity.
●	If we are unable to generate sufficient revenue, we may need to raise substantial additional capital to sustain our business.
●	Product liability lawsuits could cause us to incur substantial liabilities and limit product commercialization.

Risks Related to Drug Development and Regulatory Approval

●	If we are unable to obtain or maintain regulatory approval for our product or product candidates and ultimately cannot commercialize one or more of them, or if we experience significant delays in doing so, our business will be materially harmed.
●	Our product and product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or significantly limit their commercial profile following marketing approval, if any, or result in withdrawal from the market if approved.
●	Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be impacted, as more patient data or additional endpoints are analyzed.
●	Any products or product candidates we may advance through clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays, or prevent the receipt of the required approvals.

Risks Related to Governmental Regulation of the Pharmaceutical Industry

●	We are subject to extensive regulation, including new legislative and regulatory proposals, including efforts to control, set or cap pricing for approved drugs, which may increase our compliance costs and adversely affect our ability to market our products, obtain collaborators and raise capital.
●	If we fail to comply with various healthcare laws and regulations, we may incur losses or be subject to civil or criminal liability.
●	If we fail to comply with regulatory requirements, any product candidate may fail to receive regulatory approval and any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties.

Risks Related to our Dependence on Third Parties

●	Our reliance on third parties for commercial and clinical supply of raw materials and our product and product candidates increases the risk that we will not have sufficient quantities of our product or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
●	If the third parties on which we rely to conduct our clinical trials and generate clinical, preclinical, and other data necessary to support our regulatory applications do not perform their services as required, we may not be able to obtain regulatory approval for or commercialize our product or product candidates when expected or at all.
●

Because we have in-licensed our product and product candidates from third parties, any dispute with, or non-performance by our licensors will adversely affect our ability to develop and commercialize the applicable product.

Risks Related to Intellectual Property

●	Our success depends upon our ability to obtain and protect our intellectual property, and if the scope of our patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.
●	Our patent protection could be reduced or eliminated for non-compliance with various procedural and other requirements imposed by governmental patent agencies.
●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
●	If we or our partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming to defend against such lawsuits, and an unfavorable outcome in any such lawsuit would have a material adverse effect on our business.
●	If we are unable to protect the confidentiality of our trade secrets, our business may be significantly harmed.

Risks Related to our Financial Position and Need for Additional Capital

●	We have incurred significant operating losses since our inception and we may incur losses in the future.
●	While we don’t expect to need to raise additional capital, we may need to do so. If we are unable to raise capital, if needed, we may be required to delay, limit, reduce, or eliminate some of our drug development programs or commercialization efforts.
●	Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

General Risk Factors

●	Public health issues including an epidemic or global pandemic, and specifically the pandemic caused by COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.
●	Patients and healthcare providers have raised concerns that immunosuppressive products, like anti-CD20 antibodies and other B-cell targeted agents, may increase the risk of acquiring COVID-19 or lead to more severe complications upon infection. These concerns may impact the commercial potential for BRIUMVI and other immunosuppressive products that we have in development.
●	We will need to develop and expand our business, and we may encounter difficulties in managing this development and expansion.
●	Our ability to continue our clinical development and commercialization activities will depend on our ability to attract and maintain key management and other personnel.
●	Certain of our executive officers, directors and other stockholders own more than 5% of our outstanding common stock and may be able to influence our management and the outcome of matters submitted to shareholders for approval.
●	Certain anti-takeover provisions in our charter documents and Delaware law could make a third-party acquisition more difficult, which could limit the price investors might be willing to pay for our common stock.
●	Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit and could subject us to securities and shareholder derivative litigation.
●	Significant disruptions of information technology systems, breaches of data security, or unauthorized disclosures of sensitive data could harm our business and subject us to liability or reputational damage.

The foregoing is only a summary of some of our risks. These and other risks are discussed more fully in the section entitled “Risk Factors” in Part II, Item IA and elsewhere in this Quarterly Report on Form 10-Q (our Risk Factors).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$150,902	$102,304
Short-term investment securities	78,257	59,374
Accounts receivable, net	39,320	—
Inventories	33,553	—
Prepaid research and development	5,001	4,237
Other current assets	12,081	2,359
Total current assets	319,114	168,274
Restricted cash	1,282	1,273
Long-term investment securities	—	12,404
Right of use assets	8,271	8,888
Leasehold interest, net	1,468	1,627
Equipment, net	133	307
Goodwill	799	799
Total assets	$331,067	$193,572

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$39,741	$42,019
Other current liabilities	1,217	1,017
Lease liability – current portion	1,479	1,581
Deferred revenue - current portion	6,903	152
Accrued compensation	8,338	8,432
Total current liabilities	57,678	53,201
Deferred revenue, non-current portion	190	305
Loan payable – non-current	98,908	71,135
Lease liability – non-current	9,522	10,344
Total liabilities	166,298	134,985
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share (175,000,000 shares authorized, 151,490,731 and 146,426,697 shares issued, 151,449,422 and 146,385,388 shares outstanding at September 30, 2023 and December 31, 2022, respectively)	151	146
Additional paid-in capital	1,664,797	1,585,708
Treasury stock, at cost, 41,309 shares at September 30, 2023 and December 31, 2022	(234)	(234)
Accumulated deficit	(1,499,945)	(1,527,033)
Total stockholders’ equity	164,769	58,587
Total liabilities and stockholders’ equity	$331,067	$193,572

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Product revenue, net	$25,068	$56	$48,868	$2,591
License, milestone and other revenue	140,747	38	140,823	114
Total revenue	$165,815	$94	$189,691	$2,705

Costs and expenses:
Cost of revenue	3,509	2	6,277	262
Research and development:
Noncash compensation	2,915	3,249	10,162	7,471
Other research and development	11,838	17,552	48,581	88,246
Total research and development	14,753	20,801	58,743	95,717

Selling, general and administrative:
Noncash compensation	6,269	3,740	18,386	663
Other selling, general and administrative	26,500	10,514	73,167	46,840
Total selling, general and administrative	32,769	14,254	91,553	47,503

Total costs and expenses	51,031	35,057	156,573	143,482

Operating income (loss)	114,784	(34,963)	33,118	(140,777)

Other expense (income):
Interest expense	3,713	1,648	10,184	7,329
Other income	(2,859)	(793)	(4,154)	(2,765)
Total other expense (income), net	854	855	6,030	4,564

Net income (loss)	$113,930	$(35,818)	$27,088	$(145,341)

Net income (loss) per common share:
Basic	$0.80	$(0.26)	$0.19	$(1.08)
Diluted	$0.73	$(0.26)	$0.19	$(1.08)

Weighted-average shares outstanding:
Basic	142,871,227	135,327,035	141,571,785	134,839,207
Diluted	155,871,749	135,327,035	145,952,913	134,839,207

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2022	143,292,043	$143	$1,565,942	41,309	$(234)	$(1,328,698)	$237,153
Issuance of common stock in connection with exercise of options	30,411	*	125	—	—	—	125
Issuance of restricted stock	1,852,626	2	(2)	—	—	—	—
Forfeiture of restricted stock	(591,746)	*	*	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	2,121	—	—	—	2,121
Net loss	—	—	—	—	—	(69,013)	(69,013)
Balance at March 31, 2022	144,583,334	145	1,568,186	41,309	(234)	(1,397,711)	170,386
Issuance of common stock in connection with exercise of options	33,044	*	135	—	—	—	135
Issuance of restricted stock	1,830,320	2	(2)	—	—	—	—
Forfeiture of restricted stock	(1,248,640)	(2)	1	—	—	—	(1)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	(975)	—	—	—	(975)
Net loss	—	—	—	—	—	(40,510)	(40,510)
Balance at June 30, 2022	145,198,058	145	1,567,345	41,309	(234)	(1,438,221)	129,035
Issuance of common stock in connection with exercise of options	67,152	*	275	—	—	—	275
Issuance of restricted stock	368,660	1	—	—	—	—	1
Forfeiture of restricted stock	(234,726)	(1)	—	—	—	—	(1)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	6,989	—	—	—	6,989
Net loss	—	—	—	—	—	(35,818)	(35,818)
Balance at September 30, 2022	145,399,144	145	1,574,609	41,309	(234)	(1,474,039)	100,481

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2023	146,426,697	$146	$1,585,708	41,309	$(234)	$(1,527,033)	$58,587
Issuance of common stock in connection with exercise of options	66,701	*	363	—	—	—	363
Issuance of restricted stock	3,017,736	3	(3)	—	—	—	—
Warrants issued with debt financing	—	—	595	—	—	—	595
Forfeiture of restricted stock	(73,787)	*	—	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	7,120	—	—	—	7,120
Net loss	—	—	—	—	—	(39,232)	(39,232)
Balance at March 31, 2023	149,437,347	149	1,593,783	41,309	(234)	(1,566,265)	27,433
Issuance of common stock in connection with exercise of options	76,955	*	751	—	—	—	751
Issuance of restricted stock	95,000	*	*	—	—	—	—
Forfeiture of restricted stock	(25,679)	*		—	—	—	—
Issuance of common stock in public offering (net of offering costs of $0.8 million)	1,385,700	2	46,295	—	—	—	46,297
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	13,582	—	—	—	13,582
Net loss	—	—	—	—	—	(47,610)	(47,610)
Balance at June 30, 2023	150,969,323	151	1,654,411	41,309	(234)	(1,613,875)	40,453
Issuance of common stock in connection with exercise of options	102,500	*	420	—	—	—	420
Issuance of restricted stock	457,501	*	*	—	—	—	—
Forfeiture of restricted stock	(38,593)	*	*	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	9,966	—	—	—	9,966
Net income (loss)	—	—	—	—	—	113,930	113,930
Balance at September 30, 2023	151,490,731	151	1,664,797	41,309	(234)	(1,499,945)	164,769

*Amount less than one thousand dollars

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$27,088	$(145,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	28,548	8,134
Depreciation and amortization	173	230
Amortization of premium (discount) on investment securities	(704)	(172)
Amortization of debt issuance costs	1,739	1,383
Amortization of leasehold interest	159	159
Noncash change in lease liability and right of use asset	1,473	2,205
Change in fair value of notes payable	(71)	(241)
Changes in assets and liabilities:
Increase in inventory	(31,432)	—
(Increase) decrease in other current assets	(10,365)	7,842
(Increase) decrease in accounts receivable	(39,320)	1,389
Decrease in accounts payable and accrued expenses	(2,372)	(27,436)
Decrease in lease liabilities	(1,780)	(1,741)
Increase in other current liabilities	2,024	1,403
Increase (decrease) in deferred revenue	6,637	(114)
Net cash used in operating activities	(18,203)	(152,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term securities	72,551	67,005
Investment in held-to-maturity securities	(78,447)	(103,276)
Purchases of PPE	—	(11)
Net cash used in investing activities	(5,896)	(36,282)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan payable	—	(975)
Issuance of common stock, net	46,297	—
Proceeds from exercise of options	1,534	535
Proceeds from debt financings	25,000	—
Financing costs paid	(125)	—
Net cash provided by (used in) financing activities	72,706	(440)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	48,607	(189,022)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	103,577	300,151

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$152,184	$111,129

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$150,902	$109,860
Restricted cash	1,282	1,269
Total cash, cash equivalents and restricted cash	$152,184	$111,129

Cash paid for:
Interest	$6,338	$3,908

NONCASH TRANSACTIONS
Deferred financing costs	$1,238	$—
Warrants issued with debt financing	$595	$—

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

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

TG Therapeutics is a fully-integrated, commercial stage, biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell diseases. In addition to a research pipeline including several investigational medicines, TG has received approval from the United States Food and Drug Administration (FDA) for BRIUMVI (ublituximab-xiiy) for the treatment of adult patients with relapsing forms of multiple sclerosis (RMS), to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults. TG has also received approval for BRIUMVI by the European Commission (EC) in the European Union (EU), and the Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom (UK), for the treatment of adult patients with RMS who have active disease defined by clinical or imaging features. TG continues to actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022. The accompanying condensed December 31, 2022 balance sheet has been derived from these statements. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Liquidity and Capital Resources

Historically, we have incurred operating losses since our inception; however, the Company experienced a net profit during the three and nine months ended September 30, 2023 due to a $140.0 million non-refundable upfront payment recognized as license revenue in the third quarter of 2023 as part of our ex-U.S. commercialization agreement (the Commercialization Agreement) with Neuraxpharm Pharmaceuticals, S.L. (Neuraxpharm) (see Note 2 for more information). We expect to continue to incur operating losses in the near term and may never become profitable. As of September 30, 2023, we have an accumulated deficit of $1.5 billion.

Our major sources of cash have been proceeds from private placement and public offering of equity securities, from our loan and security agreements executed with Hercules Capital, Inc. (Hercules) (see Note 7 for more information), and the upfront payment from the Commercialization Agreement (see Note 2 for more information). Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. As of September 30, 2023, we had generated $48.9 million in product revenue from drug sales of BRIUMVI. BRIUMVI first became commercially available in the United States in January of 2023. Even with the commercialization of BRIUMVI and the possible future commercialization of our other drug candidates, we may not become profitable. Our ability to achieve profitability depends on our ability to generate revenue and many other factors, including our ability to successfully commercialize our drug candidates alone or in partnership; successfully complete any post-approval regulatory obligations; and our ability to maintain or obtain regulatory approval for our drug candidates. We may continue to incur operating losses even now that we are generating revenues from BRIUMVI.

As of September 30, 2023, we had $229.2 million in cash and cash equivalents, and investment securities. The Company believes its existing cash, cash equivalents, and investment securities, combined with projected revenues associated with the sale of BRIUMVI in the U.S. and ex-U.S., will be sufficient to fund its anticipated operating cash requirements for at least twelve months following the date of this filing.

.

The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, our commercialization efforts for BRIUMVI, preparations for the potential commercialization of our other drug candidates, and the timing, design and conduct of clinical trials for our drug candidates as well as the costs associated with licensing or otherwise acquiring new product candidates. We may be dependent upon significant future financing to provide the cash necessary to execute our ongoing and future operations, including the commercialization of any of our drug candidates.

Our common stock is quoted on the Nasdaq Capital Market and trades under the symbol “TGTX.”

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K, except updated herein or as it relates to revenue recognition, accounts receivable, inventory, cost of revenue, and the adoption of new accounting standards during the nine months ended September 30, 2023. Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

As of September 30, 2023, the Company has not received any returns related to sales of BRIUMVI.

Co-Payment Assistance Programs: Co-payment assistance is provided to qualified patients with commercial insurance, whereby the Company may provide financial assistance to patients with prescription drug co-payments required by the patient's insurance provider. Reserves for co-payment assistance are recorded in the same period the related revenue is recognized.

License Agreements

The Company generates revenue from license or similar agreements with pharmaceutical companies for the development and commercialization of certain products. Such agreements may include the transfer of intellectual property rights in the form of licenses. Payments made by the customer may include non-refundable upfront fees, payments based upon the achievement of defined milestones, and royalties on sales of products.

Licenses of intellectual property: If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to the license as revenue upon transfer of control of the license. All other promised goods or services in the agreement are evaluated to determine if they are distinct. If they are not distinct, they are combined with other promised goods or services to create a bundle of promised goods or services that is distinct.

Milestone payments: Contingent milestones at contract inception are estimated at the amount which is not probable of a material reversal and included in the transaction price using the most likely amount method. Milestone payments that are not within the Company's control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received and therefore the variable consideration is constrained. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, the Company re-evaluates the probability of achieving development or sales-based milestone payments that may not be subject to a material reversal and, if necessary, adjust the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and other revenue, as well as earnings, in the period of adjustment.

Sales-based royalties: For arrangements that include sales-based royalties and a license of intellectual property that is deemed to be the predominant item to which the royalties relate, revenue is recognized at the later of when the related sales occur or when the performance obligation to which some or all of the royalties have been allocated has been satisfied (or partially satisfied).

Other Revenue

Revenue is also generated from service-based fees recognized for providing regulatory support & development services to customers. Service fee revenue is recognized overtime as the services are transferred to the customer.

Deferred Product Revenue

When consideration is received, or such consideration is unconditionally due, from a customer prior to the Company completing its performance obligation to the customer under the terms of a contract, a contract liability is recorded as deferred revenue. Deferred revenues expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current liabilities. Deferred revenues not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as long-term liabilities.

Accounts Receivable

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns and chargebacks. Our contracts with customers have standard payment terms. We analyze accounts that are past due for collectability, and regularly evaluate the creditworthiness of our customers so that we can properly assess and respond to changes in their credit profiles. As of September 30, 2023, we determined an allowance for expected credit losses related to outstanding accounts receivable was currently not required based upon our review of contractual payment terms and individual customer circumstances.

Cost of Revenue

Cost of revenue consists primarily of third-party manufacturing costs, distribution, overhead and royalties owed to our licensing partner for BRIUMVI sales.  Cost of revenue may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, a portion of the costs of producing BRIUMVI sold to date was expensed as research and development prior to the FDA approval of BRIUMVI and therefore it is not reflected in the cost of revenue.  Our cost of revenue also relates to providing regulatory support & development services to customers.

Inventory

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

Net Income (Loss) Per Common Share

Basic net income (loss) per share of our common stock is calculated by dividing net income (loss) applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, and restricted stock, which would result in the issuance of incremental shares of common stock. The impact of these items is anti-dilutive during periods of net loss. Therefore, basic and diluted net income (loss) per share were the same for all periods presented in the unaudited condensed consolidated statement of operations, except for the three and  nine months ended September 30, 2023, as the Company had net income for those periods.

.

The following table summarizes our potentially dilutive securities at September 30, 2023 and 2022:

	As of
	September 30,
	2023	2022
Unvested restricted stock	8,454,545	10,901,797
Options	4,697,029	5,153,737
Warrants	312,272	262,100
Shares issuable upon note conversion	20,646	20,135
Total	13,484,492	16,337,769

The computation of basic and diluted EPS is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Net income (loss)	113,930	(35,818)	27,088	(145,341)
Weighted-average common shares outstanding	142,871,227	135,327,035	141,571,785	134,839,207
Dilutive effect of potential common shares	13,000,522	-	4,381,128	-
Weighted-average common shares outstanding assuming dilution	155,871,749	135,327,035	145,952,913	134,839,207

Net income (loss) per share - basic	0.80	(0.26)	0.19	(1.08)
Net income (loss) per share - diluted	0.73	(0.26)	0.19	(1.08)

NOTE 2 REVENUE

Product revenue, net

For  the three and nine months ended September 30, 2023 our only source of product revenue has been from U.S. sales of BRIUMVI which we began shipping to our customers in January 2023. For the three and nine months ended September 30, 2022 our only source of product revenue was from the U.S. sales of UKONIQ, which was voluntarily withdrawn from the U.S. market effective May 31, 2022.

As of September 30, 2023, approximately $6.1 million of gross-to-net accruals have been recorded as a reduction of accounts receivable, net and within accounts payable and accrued expenses on the condensed consolidated balance sheets.

License Agreements

Neuraxpharm Commercialization Agreement

On July 28, 2023, the Company entered into an ex-U.S. commercialization agreement (the Commercialization Agreement) with Neuraxpharm. The Company granted Neuraxpharm the exclusive right to commercialize BRIUMVI in territories outside the United States, Canada, and Mexico, which are retained by the Company, and excluding certain Asian countries previously partnered (the Territory). As part of the overall arrangement, the Company has agreed to supply BRIUMVI to Neuraxpharm throughout the term of the Commercialization Agreement. In addition, the Company will perform certain development and regulatory activities for Neuraxpharm to support its obligations under the Commercialization Agreement to secure and maintain the regulatory approvals required to sell BRIUMVI in the Territory.

In consideration for entering the Commercialization Agreement, the Company received a non-refundable upfront payment of $140.0 million. The Company will also receive tiered double-digit royalties up to 30% on net product sales in the Territory and is eligible to receive sales-based or other milestone payments totaling up to $505.0 million.  The consideration for the supply of BRIUMVI is reimbursement of cost plus a reasonable overhead, which the Company has determined approximates the price that a customer in the Territory would be willing to pay for these goods.

The Company evaluated the Commercialization Agreement under ASC 606 and concluded that Neuraxpharm represents a customer in the transaction. In accordance with this guidance, the Company identified the following commitments under the arrangement: (i) exclusive right to develop, sell, offer to sell and import the Product in the Territory (the “License”); (ii) development and regulatory activities (“Development and Regulatory Activities”); and (iii) the requirement to supply Neuraxpharm with the Licensed Product at certain agreed amounts (the “Supply of Licensed Product”). The Company determined that these three commitments represent distinct performance obligations for purposes of recognizing revenue and will recognize revenue as it fulfills these performance obligations.

The License to the Company’s intellectual property represents a distinct performance obligation, therefore, the $140 million non-refundable upfront payment related to this performance obligation was recognized as License Revenue in the third quarter of 2023.

The Development and Regulatory Activities performance obligation is satisfied over time because Neuraxpharm simultaneously receives and consumes the benefits provided by the Company’s performance of the services. Therefore, revenue is recognized as the activities are completed by the Company.  For the three and nine months ended September 30, 2023, the Company recognized Other Revenue of $0.7 million related to the Development and Regulatory Activities.

The performance obligation related to the Supply of Licensed Product is met when control of the product passes to Neuraxpharm. The consideration received from Neuraxpharm for the supply of BRIUMVI will be recognized by the Company as a component of product revenue, net.  As of September 30, 2023, the Company has an unconditional right to receive $6.8 million in consideration from Neuraxpharm related to the performance obligation to supply BRIUMVI, that is recorded as accounts receivable, net. The related performance obligation to supply BRIUMVI has not yet been satisfied, therefore, as of September 30, 2023, $6.8 million has been recorded as deferred revenue. The Company will reevaluate the consideration received, and performance obligations satisfied at the end of each reporting period. Such reevaluations may result in a change to the amount of product revenue, net, recognized and deferred revenue.

The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are highly dependent on factors outside of the Company’s control. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue in the period when the related sales threshold is met. All other milestones will be recognized as revenue immediately in the period the achievement of the underlying milestone is probable. Any consideration related to sales-based royalties will be recognized when the related sales occur. No royalty revenue was recognized during the three and nine months ended September 30, 2023.

NOTE 3 INVESTMENT SECURITIES

Our investments as of September 30, 2023 and December 31, 2022 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between October 2023 and March 2024) (held-to-maturity)	$78,257	$10	$243	$78,024
Total short-term investment securities	$78,257	$10	$243	$78,024

	December 31, 2022
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2023 and December 2023) (held-to-maturity)	$59,374	$—	$1,053	$58,321

Long-term investments:
Obligations of domestic governmental agencies (maturing between January 2024 and February 2024) (held-to-maturity)	12,404	—	429	11,975
Total short-term and long-term investment securities	$71,778	$—	$1,482	$70,296

NOTE 4 INVENTORY

The following table presents our inventory as of September 30, 2023 (in thousands):

September 30, 2023
Raw Materials	$1,228
Work in Process	31,713
Finished Goods	612
Total Inventory	$33,553

Inventory is stated at the lower of cost or net realizable value and consists of raw materials, work-in-process and finished goods. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. At September 30, 2023, all our inventory was related to BRIUMVI, which was approved by the FDA on December 28, 2022, at which time we began to capitalize costs to manufacture BRIUMVI. The Company has not recorded any inventory write downs since that time. Prior to the FDA approval of BRIUMVI, all costs related to the manufacturing of BRIUMVI and related material were charged to research and development expense in the period incurred. No costs related to the manufacturing of BRIUMVI and the related material were incurred between the approval date and year end 2022, therefore, inventory is not included in the December 31, 2022 condensed consolidated balance sheets. Inventory that is used for clinical development purposes is expensed to research and development expense when consumed. At September 30, 2023, we determined that a reserve related to BRIUMVI inventory is not required. We currently use a limited number of third-party contract manufacturing organizations (CMOs) to produce our inventory.

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

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts receivable, accounts payable and loan payable. As of September 30, 2023 and December 31, 2022, the fair values of cash and cash equivalents, restricted cash, accounts receivable, and loan and interest payable approximate their carrying value. The carrying value of loan payable on the Company’s balance sheet is estimated to approximate its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics.

We have no Level 1 or Level 2 instruments. Our Level 3 instrument amounts represent the fair value of the 5% Notes and related accrued interest. The following table summarizes the changes in Level 3 instruments during the nine months ended September 30, 2023:

(in thousands)
Balance at December 31, 2022	243
Interest accrued on face value of 5% Notes	844
Change in fair value of Level 3 liabilities	(915)
Balance at September 30, 2023	$172

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

During the nine months ended September 30, 2023, we sold a total of 1,385,700 shares of common stock under the 2022 ATM for aggregate total gross proceeds of approximately $47.1 million at an average selling price of $34.01 per share, resulting in net proceeds of approximately $46.3 million after deducting commissions and other transactions costs. The 2022 WKSI Shelf is currently our only active shelf-registration statement. We may offer any combination of the securities registered under the 2022 WKSI Shelf from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We may need to file additional shelf-registration statements in the future to provide us with the flexibility to raise additional capital to finance our operations as needed.

Equity Incentive Plans

The TG Therapeutics, Inc. 2022 Incentive Plan (the 2022 Incentive Plan) was approved by stockholders in June 2022 with 17,000,000 shares available to be issued, of which not more than 10,000,000 shares may be issued pursuant to “full-value awards.” Full-value awards include any award other than an option or stock appreciation right and which is settled by the issuance of stock. As of September 30, 2023, 4,856,672 shares of restricted stock and 2,272,500 options were outstanding and up to an additional 8,742,674 shares were available to be issued under the 2022 Incentive Plan.

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the 2012 Incentive Plan) was approved by stockholders in June 2020. As of September 30, 2023, 5,097,904 shares of restricted stock and 2,424,529 options were outstanding, and no additional shares were available to be issued under the 2012 Incentive Plan as the 2022 Incentive Plan is now the only active incentive plan.

Stock-based compensation expense included in the condensed consolidated statements of operations was $9.2 million and $7.0 million for the three months ended September 30, 2023 and 2022, respectively, and $28.5 million and $8.1 million for the nine months ended September 30, 2023 and 2022, respectively. The  $9.2 million and the $28.5 million for the three and nine months ended September 30, 2023, respectively, is net of $0.8 million and $2.1 million of stock-based compensation expense that was capitalized into inventory, respectively.

Stock Options and Restricted Stock

The following table summarizes the activity for stock options and restricted stock for the nine months ended September 30, 2023:

	Stock Options	Restricted Stock
Equity awards outstanding, beginning of year	5,135,685	8,732,286
Changes during the year:
Granted	—	3,570,237
Exercised or vested	(246,156)	(2,209,888)
Expired or Forfeited	(192,500)	(138,059)
Equity awards outstanding, end of period	4,697,029	9,954,576

As of September 30, 2023, total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized were as follows:

(in thousands)	Stock Options	Restricted Stock
Unrecognized compensation cost	$5,063	$36,978
Expected weighted-average period in years of compensation cost to be recognized	2.7	2.8

Warrants

The Company’s only outstanding warrants are the warrants issued to Hercules as part of the Loan Agreement, the Amended Loan Agreement and the First Amendment (please refer to Note 7 – Loan Payable) to purchase 147,058, 115,042 and 50,172 shares of our common stock with exercise prices of $4.08, $17.95 and $14.70, respectively. See Note 7 for further details. There will not be any ongoing stock compensation expense volatility associated with these warrants.

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

On March 31, 2023 (the First Amendment Effective Date), the Company entered into a First Amendment to the Amended and Restated Loan and Security Agreement (the First Amendment) with Hercules. The First Amendment amended the terms of the Amended Loan Agreement to, among other things, (i) issue an advance of $25.0 million drawn at the First Amendment Effective Date (the Tranche 3A Advance), (ii) formal expiration of Tranche 2, (iii) change the draw amounts and dates available under subsequent tranches, including splitting the remaining balance of Tranche 3 into two additional advances in an aggregate principal amount of up to $20.0 million, in increments of $10.0 million (each a Tranche 3B Advance and Tranche 3C Advance), decreasing the amount available under Tranche 4 from $65.0 million to $60.0 million, and adding a Tranche 5 of $25.0 million, subject to the achievement of revenue related performance milestones, (iv) extend the interest only period from February 1, 2025 to August 1, 2025, and (v) modify the cash interest rate to be the greater of either (a) the “prime rate” as reported in The Wall Street Journal plus 1.20%, and (b) 8.95%. In addition to the cash interest rate, the principal balance will accrue paid-in-kind interest at a rate of 2.25%, which amount will be capitalized and added to the outstanding principal balance of the Amended Term Loan and payable at the maturity date of the Amended Loan Agreement. The First Amendment contains financial covenants that require the company to maintain certain levels of unrestricted cash and additional financial covenants related to market capitalization. As of September 30, 2023, we are in compliance with all financial covenants.

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

The Company evaluated whether the First Amendment represented a debt modification or extinguishment of the Term Loan in accordance with ASC 470-50, Debt – Modifications and Extinguishments. As a result of the modification of terms and no repayment or retirement of the Term Loan, the Term Loan was accounted for by the Company under the modification accounting model. The Company capitalized the facility charge from the First Amendment advance to debt issuance costs and expensed third party fees in the Company’s statement of operations for the nine months ended September 30, 2023.

The Company estimated the fair value of the First Amendment Warrant using the Black-Scholes model based on the following key assumptions:

Amended Term Loan
Exercise price	$14.70
Common share price on date of issuance	$15.04
Volatility	0.88%
Risk-free interest rate	3.6%
Expected dividend yield	—%
Contractual term (in years)	7.00

The Company incurred financing expenses of $2.0 million (including the fair value of the First Amendment Warrant) related to the First Amendment which are recorded as debt issuance costs and as an offset to loan payable on the Company’s consolidated balance sheet. The debt issuance costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and will be included in interest expense in the Company’s consolidated statements of operations. Amortization of debt issuance costs was $0.6 million and $0.5 million for the three months ended September 30, 2023, and 2022, respectively and $1.7 million and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2022, the remaining unamortized balance of debt issuance costs was $6.0 million. At September 30, 2023, the remaining unamortized balance of debt issuance costs was $5.8 million.

The loan payable as of September 30, 2023 and December 31, 2022, is as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Loan payable	$95,000	$70,000
Add: Accreted Liability of final payment fee	9,659	6,667
	104,659	76,667
Less: unamortized debt issuance costs	(5,751)	(5,532)
	98,908	71,135
Less: principal payments	—	—
Total loan payable	98,908	71,135
Less: current portion	—	—
Loan payable non-current	$98,908	$71,135

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

In October 2019, we finalized a five-year lease for office space in New Jersey (the NJ Lease). We approximate an average annual rental obligation of $0.3 million under the NJ Lease. We took possession of this space in October 2019, with rental payments beginning in November 2019. We incurred rental expense of $0.2 million for the nine months ended September 30, 2023.

In October 2021, we finalized a five-year lease for office space in North Carolina (the NC Lease). We approximate an average annual rental obligation of $0.2 million under the NC Lease. We took possession of this space in February 2022, with rental payments beginning in April 2022. We incurred rental expense of $0.1 million for the nine months ended September 30, 2023.

At January 1, 2019, we recognized a lease liability and corresponding Right-of-Use (ROU) asset of $9.5 million and $8.1 million, respectively, based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. The present values of our lease liability and corresponding ROU asset are $11.0 million and $8.3 million, respectively, as of September 30, 2023. Our leases have remaining lease terms of 1 year to 8 years. One lease has a renewal option to extend the lease for an additional term of two years. The following components of lease expense are included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$535	$1,062	$1,632	$2,100
Net lease cost	$535	$1,062	$1,632	$2,100

As of September 30, 2023, the weighted-average remaining operating lease term was 6.0 years and the weighted-average discount rate for operating leases was 9.99%. Cash paid for amounts included in the measurement of operating lease liabilities during the nine months ended September 30, 2023 was $1.8 million. The balance sheet classification of lease liabilities was as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Liabilities
Lease liability current portion	$1,479	$1,581
Lease liability non-current	9,522	10,344
Total lease liability	$11,001	$11,925

As of September 30, 2023, the maturities of lease liabilities were as follows:

Operating
(in thousands)	leases
Remainder of 2023	$594
2024	2,388
2025	2,100
2026	2,080
2027	1,913
After 2028	6,542
Total lease payments	15,617
Less: interest	(4,616)
Present value of lease liabilities(*)	$11,001

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

NOTE 9 LICENSE AGREEMENTS

BRIUMVI (Ublituximab)

In January 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the LFB License Agreement). Under the terms of the LFB License Agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. As of September 30, 2023, we have incurred approximately $31.0 million in expense related to the achievement of certain milestones of the LFB License Agreement.

LFB Group is eligible to receive future payments of up to an aggregate of approximately $12.0 million upon our successful achievement of certain regulatory milestones, in addition to royalty payments on net sales of ublituximab at a royalty rate that escalates from mid-single digits to high-single digits. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party. During the three and nine months ended September 30, 2023, the Company recorded $2.4 million and $4.8 million, respectively, related to the worldwide royalty due under the LFB License Agreement in cost of revenue based on U.S. sales of BRIUMVI. As of September 30, 2023, $2.4 million in royalties were payable under the LFB License Agreement.

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended September 30, 2023 and 2022 and approximately $114,000 for each of the nine months ended September 30, 2023 and 2022. At September 30, 2023 and December 31, 2022, we have deferred revenue of approximately $0.3 million and $0.5 million, respectively, associated with this $2 million payment (approximately $0.2 million of which has been classified in current liabilities at September 30, 2023 and December 31, 2022).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of ublituximab in the sublicense territory.

In July 2023, the Company entered into the Commercialization Agreement with Neuraxpharm. The Company granted Neuraxpharm the exclusive right to commercialize BRIUMVI in territories outside the United States, Canada, and Mexico, which are retained by TG, and excluding certain Asian countries previously partnered. Under the terms of the Commercialization Agreement, the Company received a one-time, non-refundable payment of $140.0 million upon contract execution (please refer to Note 2 – Revenue). The Company is eligible to receive an additional $12.5 million upon first key market commercial launch in the EU and up to an additional $492.5 million in milestone-based payments on achievement of certain launch and commercial milestones. In addition, TG will receive tiered double-digit royalties on net product sales up to 30%. In the event of a change of control of the Company (as defined in the Commercialization Agreement), the Company retains an option to buy back all rights under the Commercialization Agreement for a period of two years thereafter.

UKONIQ (umbralisib)

In September 2014, we exercised our option to license the global rights to umbralisib, thereby entering into an exclusive licensing agreement (the Umbralisib License) with Rhizen Pharmaceuticals, SA (Rhizen) for the development and commercialization of umbralisib. Prior to this, we had been jointly developing umbralisib in a 50:50 joint venture with Rhizen. As of September 30, 2023, we have incurred approximately $24.0 million in expense related to the achievement of certain milestones of the Umbralisib License.

Under the terms of the Umbralisib License, Rhizen is eligible to receive approval and sales-based milestone payments in the aggregate of approximately $175 million payable. Additionally, Rhizen receives tiered royalties that escalate from high single digits to low double digits on any net sales of umbralisib. During the year ended December 31, 2022, the Company recorded $0.2 million related to the worldwide royalty due under the Umbralisib License in cost of revenue based on U.S. sales of UKONIQ and as of December 31, 2022, approximately $3,000 in royalties were payable under the Umbralisib License. As of September 30, 2023,  no royalties were payable under the Umbralisib License and as a result of the withdrawal of UKONIQ from the U.S. market and discontinuation of all commercialization activities,  we do not expect to incur any additional costs related to this license agreement.

NOTE 10 RELATED PARTY TRANSACTIONS

In July 2015, we entered into a Shared Services Agreement (the Shared Services Agreement) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. The Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.7 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively, primarily related to shared personnel. Mr. Weiss, our Chairman and Chief Executive Officer, also serves as a director and Executive Vice Chairman, Strategic Development of FBIO.

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

OVERVIEW

TG Therapeutics is a fully-integrated, commercial stage, biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell diseases. In addition to a research pipeline including several investigational medicines, TG has received approval from the FDA for BRIUMVI (ublituximab-xiiy) for the treatment of adult patients with RMS, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults. TG has also received approval for BRIUMVI by the European Commission (EC) in the European Union (EU), and the Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom (UK), for the treatment of adult patients with RMS who have active disease defined by clinical or imaging features. TG continues to actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

Recent Business Update Highlights

BRIUMVI Ex-U.S. Commercialization & Recent UK Approval

On August 1, 2023, we announced an agreement with Neuraxpharm, a leading European specialty pharmaceutical company focused on the treatment of central nervous system (CNS) disorders, for the Ex-U.S. commercialization of BRIUMVI.

On November 1, 2023, we announced that we also received approval by the MHRA for BRIUMVI to treat adult patients with RMS with active disease defined by clinical or imaging features in the UK.

OUR PRODUCTS

We currently license worldwide development and commercial rights, subject to certain limited geographical restrictions, for all of our products under development. The following table summarizes the current clinical trial status for our lead drug candidates as of October 2023.

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
●

In addition to presenting various exploratory data sets from the ULTIMATE I & II trials at major medical meetings, on October 11, 2023 we also presented the first data from the ENHANCE Phase 3b trial evaluating RMS patients who switch from a IV anti-CD20 therapy to BRIUMVI at the 2023 European Committee for Treatment and Research in Multiple Sclerosis Annual Meeting.

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

Ex-U.S. Commercialization of BRIUMVI

On June 1, 2023, we announced that the EC granted approval of BRIUMVI for the treatment of adult patients with RMS who have active disease defined by clinical or imaging features. With this approval, the centralized marketing authorization is valid in all EU member states, Iceland, Norway and Liechtenstein.

On August 1, 2023, we announced an agreement with Neuraxpharm, a leading European specialty pharmaceutical company focused on the treatment of CNS disorders, for the Ex-US commercialization of BRIUMVI. Under the terms of the commercialization agreement, we received an upfront payment of $140 million, and are eligible to receive an additional $12.5 million upon launch in the first EU country and up to an additional $492.5 million in milestone-based payments on achievement of certain launch and commercial milestones. The total deal is valued at up to $645 million in upfront and milestone payments. In addition, we will receive tiered double-digit royalties on net product sales up to 30%. In exchange, Neuraxpharm will have the exclusive right to commercialize BRIUMVI in territories outside the United States, Canada and Mexico, which are retained by TG, and excluding certain Asian countries previously partnered. We retain an option to buy back all rights under the commercialization agreement for a period of two years in the event of a change in control of TG.

On November 1, 2023, we announced that we also received approval by the MHRA for BRIUMVI to treat adult patients with RMS with active disease defined by clinical or imaging features in the UK.

For more information, please refer to our Annual Report on Form 10-K for the quarter and year ended December 31, 2022.

RESULTS OF OPERATIONS

The following table summarizes the results of operations for the three months ended September 30, 2023 and 2022:

	Three months ended
	September 30,
(in thousands)	2023	2022
Product revenue, net	$25,068	$56
License, milestone and other revenue	140,747	38
Total Revenue	$165,815	$94

Costs and expenses:
Cost of revenue	3,509	2
Research and development:
Noncash compensation	2,915	3,249
Other research and development	11,838	17,552
Total research and development	14,753	20,801

General and administrative:
Noncash compensation	6,269	3,740
Other selling, general and administrative	26,500	10,514
Total general and administrative	32,769	14,254

Total costs and expenses	51,031	35,057

Interest expense	3,713	1,648
Other income	(2,859)	(793)
Total other expense, net	854	855

Net income (loss)	$113,930	$(35,818)

Product Revenue, net. Product revenue, net was approximately $25.1 million for the three months ended September 30, 2023, compared to $0.1 million for the three months ended September 30, 2022. Product revenue, net for the three months ended September 30, 2023, consisted of net product sales of BRIUMVI in the United States. In January 2023, we began commercial sales of BRIUMVI within the U.S. following FDA approval. Product revenue, net for the three months ended September 30, 2022, consisted of net product sales of UKONIQ, which was officially withdrawn from the market in May of 2022.

License Revenue. License revenue was $140.0 million and less than $0.1 million for the three months ended September 30, 2023 and September 30, 2022, respectively. License revenue for the three months ended September 30, 2023 is predominantly comprised of recognition of license revenue from the one-time payment under the Neuraxpharm Commercialization Agreement. License revenue for the three months ended September 30, 2022 is comprised of recognition of a portion of the upfront payment from the ublituximab sublicense agreement with Ildong.

Other Revenue. Other revenue was $0.7 million and zero for the three months ended September 30, 2023 and September 30, 2022, respectively.  Other revenue for the three months ended September 30, 2023 is comprised of consideration received for development and regulatory activities performed on behalf of Neuraxpharm in accordance with the Commercialization Agreement.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2023 was $3.5 million compared to approximately $2,000 for the three months ended September 30, 2022.  Cost of revenue for the three months ended September 30, 2023 consists primarily of third-party manufacturing, distribution, overhead costs and royalties owed to our licensing partner for BRIUMVI sales. A portion of the costs of producing BRIUMVI sold to date was expensed as research and development prior to the FDA approval of BRIUMVI and therefore it is not reflected in the cost of revenue. We expect the cost of revenue for BRIUMVI to increase in relation to product revenues as we deplete these inventories and we expect to use the remaining pre-commercialization inventory for product sales through the end of 2024. A portion of the cost of revenue for the three months ended September 30, 2023 includes costs related to delivering regulatory support & development services to Neuraxpharm in accordance with the Commercialization Agreement. Cost of revenue for the three months ended September 30, 2022 primarily relates to freight and royalties owed to our licensing partner for UKONIQ sales.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $2.9 million for the three months ended September 30, 2023, as compared to $3.2 million during the comparable period ended September 30, 2022.

Other Research and Development Expense. Other research and development expense decreased for the three months ended September 30, 2023, by approximately $5.8 million to $11.8 million as compared to the comparable period ended September 30, 2022. The decrease in R&D expense during the three months ended September 30, 2023 was primarily attributable to reduced manufacturing expense and clinical trial related expenses. Prior to the approval of BRIUMVI, manufacturing costs pertaining to BRIUMVI were expensed to research and development expense in the period incurred, and following approval are reflected in inventory.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $6.3 million for the three months ended September 30, 2023, as compared to $3.7 million during the comparable period ended September 30, 2022. The increase in noncash compensation expense was primarily due to greater vesting of equity grants and a decrease in forfeitures during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Other Selling, General and Administrative. Other selling, general and administrative expenses totaled $26.5 million for the three months ended September 30, 2023, as compared to $10.5 million during the comparable period ended September 30, 2022. The increase was primarily due to other selling, general and administrative costs, including personnel and consultants, associated with the commercialization of BRIUMVI, as well as increase in advisory fees pertaining to the Commercialization Agreement with Neuraxpharm during the three months ended September, 30, 2023.

Interest Expense. Interest expense increased by $2.1 million to $3.7 million for the three months ended September 30, 2023, as compared to $1.6 million for the three months ended September 30, 2022. The increase is mainly due to greater interest expense related to the First Amendment to the Amended Loan Agreement.

Other Income. Other income increased by $2.1 million to $2.9 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase is mainly due to higher interest income received from our money market investments, as well as a research & development tax credit refund received by our Australian subsidiary during the three months ended September 30, 2023.

The following table summarizes the results of operations for the nine months ended September 30, 2023 and 2022:

	Nine months ended
	September 30,
(in thousands)	2023	2022
Product revenue, net	$48,868	$2,591
License, milestone and other revenue	140,823	114
Total Revenue	$189,691	$2,705

Costs and expenses:
Cost of revenue	6,277	262
Research and development:
Noncash compensation	10,162	7,471
Other research and development	48,581	88,246
Total research and development	58,743	95,717

General and administrative:
Noncash compensation	18,386	663
Other selling, general and administrative	73,167	46,840
Total general and administrative	91,553	47,503

Total costs and expenses	156,573	143,482

Interest expense	10,184	7,329
Other income	(4,154)	(2,765)
Total other expense, net	6,030	4,564

Net income (loss)	$27,088	$(145,341)

Product Revenue, net. Product revenue, net was approximately $48.9 million for the nine months ended September 30, 2023, compared to $2.6 million for the nine months ended September 30, 2022. Product revenue, net for the nine months ended September 30, 2023, consisted of net product sales of BRIUMVI in the United States. In January 2023, we began commercial sales of BRIUMVI within the U.S. following FDA approval. Product revenue, net for the nine months ended September 30, 2022, consisted of net product sales of UKONIQ, which was officially withdrawn from the market in May of 2022.

License Revenue. License revenue was $140.1 million and less than $0.1 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. License revenue for the nine months ended September 30, 2023 is predominantly comprised of recognition of license revenue from the one-time payment under the Neuraxpharm Commercialization Agreement. License revenue for the nine months ended September 30, 2022 is comprised of recognition of a portion of the upfront payment from the ublituximab sublicense agreement with Ildong.

Other Revenue. Other revenue was $0.7 million and zero for the nine months ended September 30, 2023 and September 30, 2022, respectively.  Other revenue for the nine months ended September 30, 2023 is comprised of  consideration received for development and regulatory activities performed on behalf of Neuraxpharm in accordance with the Commercialization Agreement.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2023 was $6.3 million compared to approximately $0.3 million for the nine months ended September 30, 2022.  Cost of revenue for the nine months ended September 30, 2023 consists primarily of third-party manufacturing, distribution, overhead costs and royalties owed to our licensing partner for BRIUMVI sales. A portion of the costs of producing BRIUMVI sold to date was expensed as research and development prior to the FDA approval of BRIUMVI and therefore it is not reflected in the cost of revenue. We expect the cost of revenue for BRIUMVI to increase in relation to product revenues as we deplete these inventories and we expect to use the remaining pre-commercialization inventory for product sales through the end of 2024. A portion of the cost of revenue for the nine months ended September 30, 2023 includes costs related to delivering regulatory support & development services to Neuraxpharm in accordance with the Commercialization Agreement. Cost of revenue for the nine months ended September 30, 2022 primarily relates to freight and royalties owed to our licensing partner for UKONIQ sales.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $10.2 million for the nine months ended September 30, 2023, as compared to $7.5 million during the comparable period ended September 30, 2022. The increase in noncash compensation expense was primarily due to vesting of milestone-based grants and a decrease in forfeitures during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Other Research and Development Expense. Other research and development expense decreased for the nine months ended September 30, 2023, by approximately $39.7 million to $48.6 million as compared to the comparable period ended September 30, 2022. The decrease in R&D expense during the nine months ended September 30, 2023 was primarily attributable to reduced manufacturing expense and clinical trial related expenses. Prior to the approval of BRIUMVI, manufacturing costs pertaining to BRIUMVI were expensed to research and development expense in the period incurred, and following approval are reflected in inventory. These decreased costs were offset by license milestones incurred during the nine months ended September 30, 2023.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $18.4 million for the nine months ended September 30, 2023, as compared to $0.7 million during the comparable period ended September 30, 2022. The increase in noncash compensation expense was primarily due to vesting of milestone-based grants and a decrease in forfeitures during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Other Selling, General and Administrative. Other selling, general and administrative expenses totaled $73.2 million for the nine months ended September 30, 2023, as compared to $46.8 million during the comparable period ended September 30, 2022. The increase was primarily due to other selling, general and administrative costs, including personnel and consultants, associated with the approval and commercialization of BRIUMVI, as well as increase in advisory fees pertaining to the Commercialization Agreement with Neuraxpharm Pharmaceuticals, S.L. during the nine months ended September, 30, 2023.

Interest Expense. Interest expense increased by $2.9 million to $10.2 million for the nine months ended September 30, 2023, as compared to $7.3 million for the nine months ended September 30, 2022. The increase is mainly due to greater interest expense related to the First Amendment to the Amended Loan Agreement.

Other Income. Other income increased by $1.4 million to $4.2 million for the nine months ended September 30, 2023. The increase is mainly due to higher interest income received from our money market investments, as well as a research & development tax credit refund received by our Australian subsidiary during the nine months ended September 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Our major sources of cash have been proceeds from private placement and public offering of equity securities, from our loan and security agreements executed with Hercules (see Note 7 for more information), and from our Commercialization Agreement executed with Neuraxpharm (see Note 2 for more information).

Historically, we have incurred operating losses since our inception; however, the Company experienced a net profit during the three and nine months ended September 30, 2023 due to a $140.0 million non-refundable upfront payment recognized as license revenue in the third quarter of 2023 as part of the Commercialization Agreement with Neuraxpharm. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. As of September 30, 2023, we had generated $48.9 million in product revenue from drug sales of BRIUMVI. BRIUMVI first became commercially available in the United States in January of 2023. Even with the commercialization of BRIUMVI and the possible future commercialization of our other drug candidates, we may not become profitable. Our ability to achieve profitability depends on our ability to generate revenue and many other factors, including our ability to successfully commercialize our drug candidates alone or in partnership; successfully complete any post-approval regulatory obligations; and obtain regulatory approval for our drug candidates. We may continue to incur operating losses even now that we are generating revenues from BRIUMVI.

As of September 30, 2023, we had $229.2 million in cash and cash equivalents, and investment securities. The Company believes its existing cash, cash equivalents, and investment securities, combined with  projected revenues associated with the sale of BRIUMVI in the U.S. and ex-U.S., will be sufficient to fund its anticipated operating cash requirements for at least twelve months following the date of this filing.

The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, our commercialization efforts for BRIUMVI, preparations for the potential commercialization of our other drug candidates, and the timing, design and conduct of clinical trials for our drug candidates as well as the costs associated with licensing or otherwise acquiring new product candidates. We may be dependent upon significant future financing to provide the cash necessary to execute our ongoing and future operations, including the commercialization of any of our drug candidates.

Discussion of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine months ended
	September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(18,203)	$(152,300)
Net cash used in investing activities	$(5,896)	$(36,282)
Net cash provided by (used in) financing activities	$72,706	$(440)

Cash used in operating activities for the nine months ended September 30, 2023 was $18.2 million as compared to cash used in operating activities of $152.3 million for the nine months ended September 30, 2022. The decrease in net cash used in operating activities was due to the one-time upfront payment of $140.0 million from Neuraxpharm, as part of the Commercialization Agreement during the nine months ended September 30, 2023.

Net cash used in investing activities for the nine months ended September 30, 2023, was $5.9 million as compared to $36.3 million for the nine months ended September 30, 2022. The decrease in net cash used in investing activities was primarily due to decreased investment in short-term and long-term securities during the nine months ended September 30, 2023.

Net cash provided by financing activities for the nine months ended September 30, 2023, was $72.7 million as compared to net cash used in financing activities of $0.4 million for the nine months ended September 30, 2022. The increase in net cash provided by financing activities was primarily due to the advance of $25.0 million drawn as part of the First Amendment entered into with Hercules, and $46.3 million received in net proceeds under the 2022 ATM during the nine months ended September 30, 2023.

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

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a description of our significant accounting policies, refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 1 – Organization and Summary of Significant Accounting Policies” in our 2022 Annual Report on Form 10-K and refer to Note 1 in this Quarterly Report on Form 10-Q for significant accounting policies due to commercialization for revenue recognition, gross-to-net sales adjustments, accounts receivable, inventory, and cost of revenue. Of these policies, the following are considered critical to an understanding of our Unaudited Condensed Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments: stock-based compensation expenses, and fair value measurement of financial liabilities. Refer to “Note 2 –Revenue”, “Note 5 - Fair Value Measurements” and “Note 6 – Stockholders’ Equity” respectively, for more information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosure in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Regulatory approvals for our product or any of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the approved product candidate. For example, with respect to the FDA’s approval of BRIUMVI for RMS, maintenance of this approval is subject to certain post-marketing requirements and commitments, including long-term safety studies, as well as studies to evaluate the effects of BRIUMVI in pregnant women and pediatric populations, among others. Similar post-approval studies are required by other regulatory authorities outside of the U.S., including but not limited to, the EMA in the EU and the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom (UK). These studies are highly specialized in their design and conduct and are associated with considerable expenses, and based on the outcome, could result in further labeling restrictions that could impair or restrict the way in which we are able to market BRIUMVI, or negatively impact its overall clinical profile.

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

As BRIUMVI or any future approved products are used more widely or for a longer duration after being brought to market, data may emerge from clinical studies, including confirmatory or other post-marketing studies, or from adverse event reporting, that may affect the commercial potential of our products. For example, as additional patients are exposed for longer durations to a product in the commercial and clinical settings, it is unknown whether greater frequency and/or severity of adverse events are likely to occur or whether an acceptable safety and tolerability profile will continue to be demonstrated. If we or others identify unexpected side effects, caused by BRIUMVI or other products or product candidates within the RMS space, following introduction into the market, a number of potentially significant negative consequences could result, including:

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

The regulations that govern regulatory approvals, pricing and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the drug candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the drug candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more products, even if more of our product candidates obtain marketing approval. Eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also be insufficient to cover our costs and may not be made permanent. As of April 27, 2023, we received a product-specific J-Code for BRIUMVI (J2329), which went effective July 1, 2023 and is expected to help reduce reluctance by physicians to prescribe BRIUMVI based on reimbursement concerns. However, some third-party payors nevertheless may still require documented proof that patients meet certain eligibility criteria in order to be reimbursed for BRIUMVI.

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

Additional factors that may inhibit our efforts to commercialize BRIUMVI and our other product candidates on our own, or through partnership, and generate product revenues include:

●	the costs and time associated with the initial and ongoing training of commercialization personnel on the applicable disease states, products, competitors, and legal and regulatory compliance matters;
●	the inability of commercialization personnel to obtain access to physicians or to effectively promote or provide education about BRIUMVI and any future approved products;
●	the lack of complementary drugs to be offered by the Company, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
●	decisions by third-party payors to deny reimbursement of or delay coverage decisions regarding BRIUMVI or following approval of any product candidates;
●	our ability to maintain a healthcare compliance program including effective mechanisms for compliance monitoring;
●	our inability to establish and maintain commercial partnerships outside the U.S.;
●	our inability, or the inability of a third party with whom we have partnered with, to maintain the necessary regulatory approvals required to operate in markets outside of the U.S.;
●	the timing of product availability for commercial sale following approval and continued product supply; and
●	unforeseen costs and expenses associated with creating a commercialization organization.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception and we may incur losses in the future.

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in January 2012. To date, our operations have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking pre-clinical studies and clinical trials, commercializing UKONIQ (which we withdrew from sale), and launching and commercializing BRIUMVI. We are transitioning from a company with a research and development focus and commercialization capabilities in oncology to a company capable of supporting commercial activities in neurology and immunology in the U.S. and outside the U.S. This transition involves a wide variety of risks, and we may not be successful in such transition.

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

We have not generated any significant revenue from the sale of our product.  To become and remain profitable, we must succeed in developing (or in-licensing) and commercializing our products or products candidates that generate significant revenue. It is uncertain when and if we will generate any significant revenue from the sale of our product or any product candidates, if approved, in the future. Furthermore, no assurance can be given that we will meet revenue projections or guidance with respect to BRIUMVI or our product candidates, if approved. To obtain significant and sustained revenues and meet our revenue projections or guidance, we must succeed, either alone or with others, in (i) obtaining and maintaining regulatory approval for our product and product candidates; and (ii) manufacturing and marketing our product and product candidates. Our ability to generate sustained revenue depends on a number of factors, including, but not limited to, our ability to:

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

While we don’t expect to need to raise additional capital, we may need to do so. If we are unable to raise capital, if needed, we may be required to delay, limit, reduce, or eliminate some of our drug development programs or commercialization efforts.

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

●	Investigational new drugs (INDs) and clinical trial applications (CTAs), being cleared/approved such that our product candidates can commence clinical trials;
●	successful initiation and completion of preclinical studies and successful initiation of, enrollment in, and completion of clinical trials;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	receipt of regulatory approvals from applicable regulatory authorities for our product candidates;
●	establishing commercially viable arrangements with third-party manufacturers for clinical supply and commercial manufacturing; and
●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates.

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

Successful completion of our clinical trials is a prerequisite to submitting a New Drug Application (NDA) or a Biologics License Application (BLA) to the FDA and a Marketing Authorization Application (MAA) to the EMA for each product candidate and, consequently, the ultimate approval and commercial marketing of our product candidates. We do not know whether any of our ongoing or future clinical trials for our product candidates will be completed on schedule, if at all.

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

Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the Act), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. Specifically, the Act authorizes and directs the Department of Health and Human Services (the DHHS) to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs selected on August 29, 2023, and the first year of maximum price applicability to begin in 2026. On October 3, 2023, the Centers for Medicare & Medicaid Services announced that all manufacturers of the initially selected drugs opted to participate. The Act further authorizes the DHHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. Finally, the Act creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending at $2,000 beginning in 2025. We cannot be sure whether additional or related legislation or rulemaking will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

Within the United States, various federal and state laws regulate the privacy and security of personal information and so may affect our business operations. For example, at the federal level, our operations may be affected by the data privacy and security provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations. HIPAA affects the ability of healthcare providers and other entities with which we may interact, including clinical trial sites, to disclose patient health information to us. Under Section 5(a) of the Federal Trade Commission Act (the FTCA), the Federal Trade Commission (FTC) expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. States may also impose requirements. For example, the California Consumer Privacy Act (the CCPA), went into effect in January 2020 creating data privacy obligations for covered companies and providing privacy rights to California residents, including the right to opt out of certain disclosures of their information. Colorado, Connecticut, Utah, Virginia and Iowa have also enacted data privacy statutes, and both California and Colorado are also undergoing or have undergone rulemaking procedures to finalize regulatory regimes to supplement their privacy statutes.

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

On July 28, 2023, we entered into a Commercialization Agreement (the Commercialization Agreement) with Neuraxpharm Pharmaceuticals, S.L. (Neuraxpharm), pursuant to which Neuraxpharm has the right to commercialize BRIUMVI in certain markets outside of the U.S. In addition to the Commercialization Agreement, we may enter into collaboration arrangements with other collaboration and commercialization partners.

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

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, with respect to some of the pending patent applications covering our drug candidates, prosecution has yet to commence. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the United States Patent and Trademark Office (USPTO) can be significantly narrowed by the time they issue, if at all. It is also possible that we will fail to identify any patentable aspects of our research and development output and methodology, and, even if we do, an opportunity to obtain patent protection may have passed. Given the uncertain and time-consuming process of filing patent applications and prosecuting them, it is possible that our product(s) or process(es) originally covered by the scope of our patent applications may change or be modified throughout the patent prosecution process, leaving our product(s) or process(es) without patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, that cover technology licensed from third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our licensors or we fail to appropriately prosecute and maintain patent protection or trade secret protection for one or more products or product candidates, our ability to develop and commercialize such drugs may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. This failure to properly protect the intellectual property rights relating to our product and product candidates could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability, which would have a material adverse effect on our financial condition and results of operations. Furthermore, should we enter into other collaborations, including out-licensing, joint development projects, partnerships, or strategic alternatives, we may be required to consult with or cede control to collaborators regarding the prosecution, maintenance and enforcement of patents licensed or developed under such collaborations. Therefore, such patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and medical affairs, and commercial personnel, particularly in MS, will be critical to our success. The loss of the services of our chief executive officer or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In January and April 2022, following the withdrawal of the BLA and supplemental New Drug Application (sNDA) for the combination of ublituximab and UKONIQ (combination referred to as U2) and the withdrawal of UKONIQ from sale, we engaged in streamlining efforts across the Company, reducing headcount and external expenses, primarily related to our oncology commercialization and research and development functions. Those streamlining efforts have made and may continue to make retention of key personnel more difficult. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development and commercialization objectives, our ability to raise additional capital, and our ability to implement our business strategy.

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

As of November 1, 2023, we had 245 full-time employees. To manage our anticipated future growth and focus in neurology and immunology, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these activities. Due to our limited resources, we may not be able to effectively manage the expansion and shift of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage our transition to a strategy primarily focused on neurology and immunology, our expenses may increase more than expected our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and changes to our business.

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

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2023.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2023.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2023.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2023.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: November 6, 2023	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer