Form 10-K
period 2023-12-31
TG THERAPEUTICS, INC.
filed 2024-02-29
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023.

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

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was $3.4 billion as of June 30, 2023, based on the closing sale price of such stock as reported on the NASDAQ Capital Market.

There were 154,420,772 shares of the registrant’s common stock, $0.001 par value, outstanding as of February 23, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

Auditor Name: KPMG LLP   Auditor Location: New York, NY    Auditor Firm ID: 185

TG THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2023

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (Securities Act), and the Securities Exchange Act of 1934, as amended (Exchange Act), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these words or other comparable terminology, although not all forward-looking statements contain these identifying words.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements about:

●

our ability to obtain and maintain regulatory approvals for our product candidates, including TG-1701, TG-1801, and Azercabtagene Zapreleucel (azer-cel), as well as any other product candidates, and our ability to maintain regulatory approval of BRIUMVI® (ublituximab) for the treatment of relapsing forms of multiple sclerosis (RMS) in the United States (U.S.), the European Union (EU) and the United Kingdom (UK);

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
●

our ability to establish and maintain contractual relationships and partnerships, on commercially reasonable terms, with third parties for manufacturing, distribution, marketing and supply and a range of other support functions for our clinical development and commercialization efforts;

●	the implementation of our business model and strategic plans for our business and drug candidates;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product and product candidates;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	our ability to maintain and establish collaborations and enter into strategic arrangements, if desired;
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

SUMMARY RISK FACTORS

Our business is subject to a number of risks of which you should be aware before making an investment decision. The risks described below are a summary of the principal risks associated with an investment in us and are not the only risks we face. You should carefully consider these risks, the risk factors in Item 1A, and the other reports and documents that we have filed with the Securities and Exchange Commission (SEC).

Risks Related to Commercialization

●	If we are unable to maintain current approval of BRIUMVI, our business will be materially harmed.
●	We cannot predict when or if we will obtain regulatory approval to commercialize our product candidates, including TG-1701 and TG-1801 in B-cell disorders or azer-cel in non-oncology indications.
●	We have limited experience operating as a commercial company, and, as a result, the marketing and sale of BRIUMVI for the treatment of RMS may be less successful than anticipated.
●

If BRIUMVI or any of our future product candidates (if approved) do not achieve broad market acceptance among physicians, patients, payors or the medical community, the revenues that we generate from product sales will be limited.

●

If the market opportunities for BRIUMVI and any future products for which we may receive approval, including TG-1701 or TG-1801 in B-cell disorders or azer-cel in non-oncology indications, are smaller than we estimate or if any approval we obtain is based on a narrower patient population or the labeling includes warnings or limitations that are not acceptable to patients or healthcare providers, our revenue will be adversely affected.

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

Risks Related to Drug Development and Regulatory Approval

●

If we are unable to obtain or maintain regulatory approval for our product or product candidates and ultimately cannot commercialize one or more of them, or if we experience significant delays in doing so, our business will be materially harmed

●

Our product and product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or significantly limit their commercial profile following marketing approval, if any, or result in withdrawal from the market if approved

●

Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be impacted, as more patient data or additional endpoints are analyzed.

●

Any products or product candidates we may advance through clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays, or prevent the receipt of the required approvals.

Risks Related to Governmental Regulation of the Pharmaceutical Industry

●

We are subject to extensive regulation, including new legislative and regulatory proposals, including efforts to control, set or cap pricing for approved drugs, which may increase our costs and adversely affect our ability to market our products, obtain collaborators and raise capital.

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

●	If we are unable to protect the confidentiality of our trade secrets, our business may be significantly harmed.

Risks Related to our Financial Position and Need for Additional Capital

●	We have incurred significant operating losses since our inception, and we may incur losses in the future.
●

While we do not expect to need to raise additional capital, we may need to do so. If we are unable to raise capital, if needed, we may be required to delay, limit, reduce or eliminate some of our drug development programs or commercialization efforts.

●	Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

General Risk Factors

●

Public health issues including an epidemic or global pandemic, including the pandemic caused by COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.

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
●

Significant disruptions of information technology systems, breaches of data security or unauthorized disclosures of sensitive data could harm our business and subject us to liability or reputational damage.

The foregoing is only a summary of some of our risks. These and other risks are discussed more fully in the section entitled “Risk Factors” in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K (our Risk Factors).

PART  I

Unless the context requires otherwise, references in this report to “TG,” “Company,” “we,” “us” and “our” refer to TG Therapeutics, Inc. and our subsidiaries. Our name, logo and BRIUMVI are trademarks or tradenames of TG Therapeutics, Inc. All other trademarks, service marks or other tradenames appearing in this Annual Report on Form 10-K are the property of their respective owners.

ITEM 1. BUSINESS.

OVERVIEW

TG Therapeutics is a fully-integrated, commercial stage, biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell mediated diseases. In addition to a research pipeline including several investigational medicines, TG has received approval from the U.S. Food and Drug Administration (FDA) for BRIUMVI® (ublituximab-xiiy) for the treatment of adult patients with relapsing forms of multiple sclerosis (RMS), to include clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease, in adults, as well as approval by the European Commission (EC) and the Medicines and Healthcare products Regulatory Agency (MHRA) for BRIUMVI to treat adult patients with RMS who have active disease defined by clinical or imaging features in Europe and the United Kingdom (UK), respectively. We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

Business Highlights

FDA Approval and U.S. Launch of BRIUMVI

On December 28, 2022, we announced that the FDA granted approval of ublituximab, now referred to as BRIUMVI, for the treatment of RMS, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults. BRIUMVI is an anti-CD20 monoclonal antibody approved for patients with RMS that can be administered in a one-hour infusion following the starting dose. Approval was granted for this indication based on data from the ULTIMATE I & II Phase 3 trials, which demonstrated superiority over teriflunomide in significantly reducing the annualized relapse rate (ARR, the primary endpoint), the number of T1 Gd-enhancing lesions and the number of new or enlarging T2 lesions. Results from the ULTIMATE I & II trials were published in August 2022 in The New England Journal of Medicine.

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

On August 1, 2023, we announced an agreement with Neuraxpharm Pharmaceuticals, S.L. (Neuraxpharm), a leading European specialty pharmaceutical company focused on the treatment of central nervous system (CNS) disorders, for the ex-U.S. commercialization of BRIUMVI.

On November 1, 2023, we announced that we also received approval by the MHRA for BRIUMVI to treat adult patients with RMS with active disease defined by clinical or imaging features in the UK.

On February 26, 2024, we announced the commercial launch of BRIUMVI in the European Union (EU) by Neuraxpharm, with BRIUMVI made available for commercial sale in Germany, with additional EU markets expected to follow.

Pipeline Expansion

On January 9, 2024, we entered into an agreement with Precision BioSciences, Inc. (Precision) to acquire a worldwide license to Precision’s Azercabtagene Zapreleucel (azer-cel), an allogeneic CD19 CAR T cell therapy program for autoimmune diseases and all other non-oncology indications. Azer-cel is an allogeneic (off the shelf) CAR T program, and the Company has near term plans to evaluate the program in multiple autoimmune indications.

CORPORATE INFORMATION

We were incorporated in Delaware in 1993. Our executive offices are located at 3020 Carrington Mill Blvd, Suite 475, Morrisville, North Carolina, 27560. Our telephone number is 1-877-575-TGTX(8489), and our e-mail address is info@tgtxinc.com.

We maintain a website with the address www.tgtherapeutics.com and maintain various social media accounts, including but not limited to X (formerly Twitter) and LinkedIn. We also maintain websites related to BRIUMVI, including but not limited to www.BRIUMVI.com, and www.BRIUMVIPATIENTSUPPORT.com. We make available free of charge through our corporate website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We are not including the information on our website or our social media accounts as a part of, nor incorporating either by reference into, this report. The SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

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

STRATEGY

As a fully-integrated, commercial stage biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B cell mediated diseases, our key corporate objectives include:

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

Our Approach and Platform

Our approach to drug development is centered on developing therapies for B-cell mediated diseases. Our process begins by identifying validated targets against B-cell mediated diseases, and then searching for and, ideally, acquiring what we believe to be “best-in-class” compounds with complementary mechanisms against these targets.

Our preference is to identify targets for which there is human clinical proof of concept that the mechanism is active in B-cell mediated diseases and then to identify drug candidates that effectively modulate the desired molecular target. We identify these drug candidates at academic centers of excellence or in development at biotech companies or pharmaceutical companies globally. Our current drug candidates were acquired through license agreements, collaborations, or joint ventures with biopharmaceutical companies located globally. This approach enables us to minimize target risk while looking for the best available drug candidates around the world. By focusing on B-cell mediated diseases and targets with a known activity profile, we believe that we can quickly identify the patients most likely to respond, resulting in a more efficient development path with the potential for a greater likelihood of success.

Our approach is enabled by our clinical development platform which includes an internal team with a deep understanding of B-cell mediated diseases and significant experience successfully obtaining FDA approval for innovative treatments for these complex diseases.

AUTOIMMUNE DISEASE OVERVIEW

An autoimmune disease occurs when the body’s immune system attacks and destroys healthy body tissue by mistake.  There are currently more than 80 types of autoimmune disorders that have been identified. Some of these diseases may result from inappropriate production of antibodies from the B-cells. These antibodies cannot discriminate “self” from “non-self,” and inadvertently mount a disabling immune response against normal organs. Some of these diseases may not be antibody mediated but may still result from aberrant activity of B-cells. Examples of common and very debilitating autoimmune disorders for which abnormally functioning B-cells have been implicated include multiple sclerosis (MS) and rheumatoid arthritis (RA).

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

OUR PRODUCTS

We currently license worldwide development and commercial rights, subject to certain limited geographical restrictions, for all of our products under development. The following table summarizes the current status for our lead drug candidates as of February 2024.

Clinical Drug Candidate: (molecular target)	Initial Target Disease	Stage of Development (trial name)
Ublituximab (anti-CD20 mAb)	Relapsing Forms of Multiple Sclerosis (RMS)	APPROVED
TG-1701 (BTK inhibitor)	B-cell disorders	Phase 1 trial
TG-1801 (anti-CD47/CD19 bispecific mAb)	B-cell disorders	Phase 1 trial
Azer-cel	Auto-immune disorders	Phase 1 (pending)

BRIUMVI (ublituximab-xiiy) Overview

BRIUMVI is the first and only anti-CD20 monoclonal antibody approved for the treatment of RMS, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults, that can be administered in a twice a year one-hour infusion following the starting dose.

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

In December 2020, we announced positive topline results from the ULTIMATE I & II trials. Both studies met their primary endpoint of significantly reducing ARR over a 96-week period (p<0.005 in each study) with ublituximab-xiiy demonstrating an ARR of <0.10 in each of the studies. Relative reductions of approximately 60% and 50% in ARR over teriflunomide were observed in ULTIMATE I & II, respectively. Key secondary magnetic resonance imaging (MRI) endpoints were also met.

On August 22, 2022, the full results from the ULTIMATE I & II trials were published in the New England Journal of Medicine.

ENHANCE Phase 3b Trial: On October 11, 2023, we presented the first data from the ENHANCE Phase 3b trial evaluating BRIUMVI in  patients with RMS who switch from another anti-CD20 therapy to BRIUMVI. The presentation occurred at the 2023 European Committee for Treatment and Research in Multiple Sclerosis Annual Meeting.  In this study, patients with low levels of B-cells as pre-specified in the protocol are eligible to proceed directly to a full dose of BRIUMVI 450mg without receiving a 150 mg loading dose.  As of the presentation, 13 patients switched from Ocrevus to BRIUMVI 450mg as a 2-hour infusion with no infusion related reactions reported and no unexpected side effects.  An additional 2 patients switched from Ocrevus to BRIUMVI 450mg as a 1-hour infusion again with no infusion related reactions reported and no unexpected side effects.  The study has continued to enroll patients at 450mg as a 1-hour infusion and additional data is expected to be reported during the course of 2024.

U.S. Commercialization of BRIUMVI (ublituximab-xiiy)

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

On August 1, 2023, we announced an agreement with Neuraxpharm, a leading European specialty pharmaceutical company focused on the treatment of CNS disorders, for the Ex-US commercialization of BRIUMVI. Under the terms of the commercialization agreement, we received an upfront payment of $140 million, and are eligible to receive an additional $12.5 million upon launch in the first EU country and up to an additional $492.5 million in milestone-based payments on achievement of certain launch and commercial milestones. The total deal is valued at up to $645 million in upfront and milestone payments. In addition, we will receive tiered double-digit royalties on net product sales up to 30%. In exchange, Neuraxpharm will have the exclusive right to commercialize BRIUMVI in certain territories outside the United States, Canada and Mexico, the commercialization rights for which had been previously retained by TG, thus excluding certain Asian countries subject to previously existing partnerships. We retain an option to buy back all rights under the commercialization agreement for a period of two years in the event of a change in control of TG.

On November 1, 2023, we announced that we also received approval by the MHRA for BRIUMVI to treat adult patients with RMS with active disease defined by clinical or imaging features in the UK.

On February 26, 2024, we announced the commercial launch of BRIUMVI in the European Union (EU) by Neuraxpharm, with BRIUMVI made available for commercial sale in Germany, with additional EU markets expected to follow.

TG-1701 (BTK inhibitor) Overview

TG-1701 is a novel, orally available and covalently-bound Bruton’s tyrosine kinase (BTK) inhibitor that exhibits strong selectivity to BTK in in vitro kinase screening.

B-cell receptor (BCR) signaling is crucial for normal B-cell development and supports the survival and growth of B-cells.

We are currently evaluating TG-1701 in a Phase 1, multi-center, dose-escalation clinical trial in patients with B-cell malignancies. Data from this trial was last presented at the 2021 American Society of Hematology (ASH) annual meeting.

TG-1801 (anti-CD47/anti-CD19 bispecific monoclonal antibody) Overview

TG-1801 is a potentially first-in-class, bispecific CD47 and CD19 antibody. It is the first therapy to target both CD19, a B-cell specific marker widely expressed across B-cell malignancies, and CD47, the "don’t eat me" signal used by both healthy and tumor cells to evade macrophage mediated phagocytosis.

In the first quarter of 2019, we commenced a Phase 1 first-in-human, dose-escalation study of TG-1801 in patients with B-cell lymphoma. In December 2022, preliminary results from this first-in-human Phase 1 study were presented at the 64th American Society of Hematology (ASH) Annual Meeting & Exposition.  TG-1801 was well tolerated as monotherapy and in combination with ublituximab with no maximum tolerable dose (MTD) identified and exhibited preliminary signs of efficacy in a variety of relapsed or refractory B-cell lymphomas.

In the first half of 2021, we commenced a second Phase 1 study of TG-1801 in the U.S. to continue dose optimization as monotherapy.

Azercabtagene Zapreleucel (azer-cel)

Azer-cel is an allogeneic (off-the-shelf) CD19 CAR T cell therapy program for autoimmune diseases and all other non-oncology indications. Made from donor-derived T cells modified using a proprietary ARCUS genome editing technology, azer-cel recognizes the well characterized B-cell surface protein CD19, an important and validated target in several B-cell cancers and autoimmune diseases. Azer-cel is designed to avoid graft-versus-host disease (GvHD), a significant complication associated with other donor-derived, cell-based therapies. The Company has near term plans to evaluate the program in  autoimmune indications.

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

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of any FDA approval of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits restoration of the term of certain types of patents for up to five years as compensation for patent term lost during the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an Investigational New Drug (IND) application and the submission date of a New Drug Application (NDA) or BLA plus the time between the submission date of an NDA or BLA and the approval of that application. The calculation is subject to several subtractions for any portion of the regulatory review process that occurred before the date the patent was issued and any portion during which the FDA determined a lack of due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent, and within 60 days of a product’s approval. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Following the approval of BRIUMVI in the U.S., we have applied for patent term extensions for certain of our issued U.S. patents covering our product and/or their methods of use. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug and have been filed for in certain European Patent (EP) countries.

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

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created an abbreviated pathway for companies to bring biologic drugs to market that are biosimilar to previously approved branded reference products by relying on clinical studies that were performed by the reference product sponsor. The BPCIA also created a 12-year period of data exclusivity for innovator biologics, whereby the FDA cannot approve a biological license application (BLA) for a biosimilar product relying on data for a specific reference product until 12 years after the reference product is first licensed. BLA supplements are not eligible for any additional exclusivity. The objectives of the BPCIA are conceptually similar to those of the Hatch-Waxman Act described above. The implementation of an abbreviated approval pathway for biosimilar products is under the direction of the FDA. Since the enactment of the BPCIA, the FDA has issued guidance on biosimilars, addressing scientific, quality and procedural issues relevant to an abbreviated application for a biosimilar product. As of December 2022, the FDA had approved 40 biosimilar products.

Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

We, or those companies from which we have licensed our drug candidates, file patent applications directed to our drug candidates in an effort to establish intellectual property positions regarding these new chemical entities as well as uses of these new chemical entities in the treatment of diseases. We also file patent applications directed to novel combinations of our drugs together and with drugs developed by others. The intellectual property portfolios for our most advanced drug candidates as of February 2024 are summarized below. Each of these portfolios contains one or more pending patent applications covering our products and product candidates and uses and combinations thereof. For those patents, prosecution is in progress. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO is often significantly narrowed by the time they issue, if they issue at all. This may be the case with respect to our pending patent applications referred to below.

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

Our earliest in time patent families relate to compositions of matter for ublituximab, which has been issued in the U.S., Europe and other jurisdictions, including Australia, Canada, China, Japan, Korea and India. The expected expiration for the composition of matter patent is 2029 in the U.S. and 2025 in Europe and other non-U.S. jurisdictions, exclusive of patent term extensions, which could result in later expiration dates. We also have a method of use patent on the combination of UKONIQ and ublituximab, which has been issued in the U.S., Europe, and other jurisdictions, including Australia, China, Korea, and Japan, and is pending in other territories.

Our most recently filed patent family relates to compositions of matter comprising ublituximab, methods of manufacturing those compositions and methods for treating multiple sclerosis using those compositions. This family includes three issued U.S. patents and one recently allowed U.S. application. We also have patent applications pending in this family in the U.S., Argentina, the EU and Taiwan. The Patent Cooperation Treaty application , from which further national phase applications may be filed, is also pending. Patents issuing from this family may first begin to expire as early as 2042.

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

Azer-Cel (allogeneic CD19 CAR T)

Pursuant to our license agreement with Precision, we have an exclusive license to develop and commercialize Precision’s azer-cel for the treatment of autoimmune and other non-oncology diseases and conditions as well as a non-exclusive license to manufacture azer-cel. The license agreement includes non-exclusive rights to a series of patents and patent applications in the U.S. and in multiple countries around the world, as well as non-exclusive rights to additional background patent rights. These patents and patent applications include composition of matter patents relating to azer-cel, as well as method of use patents which cover use of azer-cel.

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

Neuraxpharm

In August 2023, we entered into an agreement with Neuraxpharm, for the ex-U.S. commercialization of BRIUMVI. Under the terms of the commercialization agreement, we received an upfront payment of $140 million and are eligible to receive an additional $12.5 million upon launch in the first EU country and up to an additional $492.5 million in milestone-based payments on achievement of certain launch and commercial milestones. The total deal is valued at up to $645 million in upfront and milestone payments. In addition, we will receive tiered double-digit royalties on net product sales up to 30%. In exchange, Neuraxpharm will have the exclusive right to commercialize BRIUMVI in certain territories outside the United States, Canada and Mexico, the commercialization rights for which had been previously retained by TG, thus excluding certain Asian countries subject to previously existing partnerships. We retain an option to buy back all rights under the commercialization agreement for a period of two years in the event of a change in control of TG.

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

Azer-Cel (allogeneic CD19 CAR T)

In January 2024, we, through our wholly-owned subsidiary, TG Cell Therapy, Inc., entered into a global exclusive license agreement with Precision to develop and commercialize azer-cel for autoimmune diseases and all other non-oncology indications. Pursuant to such license Agreement, the Company made an upfront payment to Precision of $7.5 million, consisting of (i) $5.25 million in cash and (ii) $2.25 million as an equity investment. The Company will make an additional deferred payment of $2.5 million to Precision as an equity investment to Precision within 12 months at a pre-specified premium. Upon achievement of certain near-term clinical or time-based milestones, the Company will make a further $7.5 million payment to Precision, a portion of which will also be an equity investment in Precision’s common stock at a pre-specified premium. Precision will be eligible to receive up to $288 million in additional milestone payments based on the achievement of certain clinical, regulatory and commercial milestones. In addition, the Company is obligated to pay Precision high-single-digit to low-double-digit royalties on net sales of the licensed product on a country-by-country basis until the latest to occur of patent expiration, loss of regulatory exclusivity or a period of ten years following the first commercial sale of the licensed product in such country. The Company has also agreed to make certain payments to Precision’s licensors during the term of our license agreement with Precision.

UKONIQ (umbralisib)

In September 2014, we exercised our option to license the global rights to umbralisib, thereby entering into an exclusive licensing agreement (the Umbralisib License) with Rhizen Pharmaceuticals, S A (Rhizen) for the development and commercialization of umbralisib. Rhizen is eligible to receive approval and sales-based milestone payments in the aggregate of approximately $175 million. Additionally, Rhizen receives tiered royalties that escalate from high single digits to low double digits on any net sales of umbralisib. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or any other exclusivity right in such country, unless the agreement is earlier terminated (i) by us for any reason, or (ii) by either party due to a breach of the agreement.

Cosibelimab

In March 2015, we entered into a global collaboration (the Collaboration Agreement) with Checkpoint Therapeutics, Inc. (Checkpoint) for the development and commercialization of Checkpoint’s anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies with an option to acquire rights in autoimmune diseases. In September 2023, we terminated this agreement and have no remaining obligations or commitments under the Collaboration Agreement.

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

TG-1701, TG-1801 and azer-cel, if approved will also face competition from drugs on the market and under development in the same therapeutic class as each of those drugs.

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

GOVERNMENT AND INDUSTRY REGULATION

Numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies, impose substantial regulations upon the clinical development, manufacture and marketing of our product candidates, as well as our ongoing research and development activities. We, along with our third-party contractors, will be required to navigate the various pre- and post-approval requirements of the governing regulatory agencies of the jurisdictions in which we wish to conduct clinical studies or market our product candidates. None of our product candidates, except BRIUMVI, are approved for sale in any market in which we have marketing rights. Before marketing in the U.S., any drug that we develop must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory review and approval process implemented by the FDA under the Federal Food, Drug, and Cosmetic Act (FDCA) and, in the case of biologics, the Public Health Service Act. The FDA regulates, among other things, the pre-clinical and clinical testing, safety, efficacy, approval, manufacturing, quality control and assurance, record keeping, pharmacovigilance and adverse event reporting, packaging, labeling, storage, advertising, promotion, import and export, sale and distribution of biopharmaceutical products. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, Congress required sponsors to develop and submit a diversity action plan (DAP) for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, DAPs must include the sponsor’s goals for enrollment, the underlying rationale for those goals and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

For clinical trials that are intended to form the basis of a new drug or biologics license application for approval, sponsors of drugs may apply for a Special Protocol Assessment (SPA) from the FDA, by which the FDA provides official evaluation and written guidance on the design and size of proposed protocols. While obtaining an SPA provides some assurance the design of a trial should be sufficient for approval, the final marketing approval depends on the results of efficacy, the adverse event profile and an evaluation of the benefit/risk of treatment demonstrated in the Phase 3 trial. The SPA agreement may only be changed through a written agreement between the sponsor and the FDA, or if the FDA becomes aware of a substantial scientific issue essential to product safety or efficacy.

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

Human Capital

As of February 26, 2024, we had 264 full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage.

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

We currently have one marketed product, BRIUMVI, which received approval from the FDA on December 28, 2022, for the treatment of relapsing forms of multiple sclerosis (RMS), to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults. Additionally, BRIUMVI received approval from the European Commission (EC) on June 1, 2023, and later in 2023, from the Medicines and Healthcare products Regulatory Agency (MHRA) for the treatment of adult patients with RMS who have active disease defined by clinical or imaging features in the EU and UK, respectively.

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

In addition, global health concerns such as the COVID-19 pandemic could impact commercialization of BRIUMVI. Patients and healthcare providers have raised concerns that immunosuppressive products like anti-CD20 antibodies and other B-cell targeted agents may increase the risk of acquiring viruses such as COVID-19 or lead to more severe complications or outcomes upon infection, including death. These or other similar concerns may impact the commercial potential for BRIUMVI and other immunosuppressive products that we have in development.

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

Regulatory approvals for our product or any of our product candidates may be subject to conditions and limitations on the approved indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the approved product candidate. For example, with respect to the FDA’s approval of BRIUMVI for RMS, the approval is subject to certain post-marketing requirements and commitments, including long-term safety studies, as well as studies to evaluate the effects of BRIUMVI in pregnant women and pediatric populations, among others. Similar post-approval studies are required by other regulatory authorities outside of the U.S., including but not limited to, the EMA in the EU and the MHRA in the United Kingdom (UK). These studies are highly specialized in their design and conduct and are associated with considerable expenses, and based on the outcome, could result in further labeling restrictions that could impair or restrict the way in which we are able to market BRIUMVI, or negatively impact its overall clinical profile.

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

As BRIUMVI or any future approved products are used more widely or for a longer duration after being brought to market, data may emerge from clinical studies, including confirmatory or other post-marketing studies, or from adverse event reporting, that may affect the commercial potential of our products. For example, as additional patients are exposed for longer durations to a product in the commercial and clinical settings, it is unknown whether greater frequency and/or severity of adverse events are likely to occur or whether an acceptable safety and tolerability profile will continue to be demonstrated. If we or others identify unexpected side effects caused by BRIUMVI or other products or product candidates within the RMS space following introduction into the market, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approval or limit the approved indications for use of such products;
●

regulatory authorities may require the addition of new or different labeling statements, including warnings or boxed warnings, precautions, or contraindications that could diminish the usage of the product or otherwise limit the commercial success of the affected product;

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

The incidence and prevalence for target patient populations of BRIUMVI and our product candidates, including TG-1701 and TG-1801 in B-cell disorders and azer-cel in non-oncology indications, have not been established with precision. If the market opportunities for BRIUMVI and our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected.

The precise incidence and/or prevalence of RMS are unknown. Our projections for BRIUMVI in RMS are based on estimates and our current knowledge and understanding of the disease. These estimates are typically based on one-on-one and group interactions with target physicians and other sources available at the time we make the estimates, including the scientific literature, healthcare utilization databases and market research. Although we believe our estimates are reasonable, many factors may limit their accuracy. For example, the sources we use to make the estimates may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases and the number of patients may turn out to be lower than expected.

The total addressable market opportunity for BRIUMVI and our product candidates, if approved, ultimately depends upon, among other things, the approved prescribing information, acceptance by the medical community, patient access, and drug pricing and reimbursement. The number of patients in major markets, including the number of addressable patients in those markets, may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our drugs, new patients may become increasingly difficult to identify or gain access to, patients and physicians may choose to utilize competitive products or reimbursement may be unfavorable, all of which would adversely affect our results of operations and our business.

We face substantial competition, which may result in others commercializing drugs before or more successfully than we do resulting in the reduction or elimination of our commercial opportunity.

We operate in a highly competitive segment of the biotechnology and biopharmaceutical market. We face competition from numerous sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Many of our competitors have significantly greater financial, product development, manufacturing and commercialization resources. Large pharmaceutical companies have extensive experience commercializing products and may have significant existing relationships with customers and more resources available to them to promote their products. Many are active in the same diseases that we are, including within the neurological and immunological fields, some in direct competition with us. We may also compete with these organizations to recruit commercial and other key personnel. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

The regulations that govern regulatory approvals, pricing and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the drug candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the drug candidate in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more products, even if more of our product candidates obtain marketing approval. Eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also be insufficient to cover our costs and may not be made permanent. On April 27, 2023, we received a product-specific J-Code for BRIUMVI (J2329), which became effective July 1, 2023 and is expected to help reduce reluctance by physicians to prescribe BRIUMVI based on reimbursement concerns. However, some third-party payors may nevertheless still require documented proof that patients meet certain eligibility criteria in order to be reimbursed for BRIUMVI.

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

If we are unable to expand our commercialization operations, we may not be successful in commercializing BRIUMVI or any product candidate, if and when such product candidates are approved, and we may not be able to generate revenue.

Commercialization of pharmaceutical products is an extremely complex and highly capital and resource-intensive process. Even for established companies with existing infrastructure and significantly greater resources than we have, challenges have occurred.

We have made and continue to make significant investments in our commercial organization and infrastructure. We built processes and systems to support the commercialization of BRIUMVI following its commercial launch on January 26, 2023. There are risks involved with establishing our own commercialization capabilities. For example, if we are unable to recruit and retain adequate numbers of effective personnel to support the ongoing commercialization of BRIUMVI, we may not be successful in marketing and selling the product.

Additional factors that may inhibit our efforts to commercialize BRIUMVI and our other product candidates on our own, or through partnership, and generate product revenues include:

●	the costs and time associated with the initial and ongoing training of commercialization personnel on the applicable disease states, products, competitors, and legal and regulatory compliance matters;
●	the inability of commercialization personnel to obtain access to physicians or to effectively promote or provide education about BRIUMVI and any future approved products;
●	the lack of complementary drugs to be offered by the Company, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
●	decisions by third-party payors to deny reimbursement of or delay coverage decisions regarding BRIUMVI or following approval of any product candidates;
●	our inability to maintain a healthcare compliance program including effective mechanisms for compliance monitoring;
●	our inability to establish and maintain commercial partnerships outside the U.S.;
●	our inability, or the inability of a third party with whom we have partnered, to maintain the necessary regulatory approvals required to operate in markets outside of the U.S.;
●	the timing of product availability for commercial sale following approval and continued product supply; and
●	unforeseen costs and expenses associated with creating a commercialization organization.

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

We believe there is potential market opportunity for BRIUMVI outside of the U.S., including in the EU. We have entered into a commercialization agreement for the sale of BRIUMVI in certain territories outside the U.S., Canada and Mexico, the commercialization rights for which had been previously retained by TG, thus excluding certain Asian countries subject to previously existing partnerships, and we also may enter into certain collaboration and/or commercialization agreements with third parties in the future to facilitate market expansion. To the extent we do expand into other markets outside of the U.S. in which we are responsible for building and maintaining a commercial infrastructure, we expect to incur significant expenses in establishing an infrastructure to commercialize our drug products. Depending on the expenses incurred, it could have a negative impact on our cash resources.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception, and we may incur losses in the future.

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in January 2012. To date, our operations have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking pre-clinical studies and clinical trials, commercializing UKONIQ (withdrawn from sale) and launching and commercializing BRIUMVI. We are transitioning from a company with a research and development focus and commercialization capabilities in oncology to a company capable of supporting commercial activities in neurology and immunology in the U.S. and outside the U.S. This transition involves a wide variety of risks, and we may not be successful in such transition.

Since inception, we have focused our efforts and financial resources on clinical trials, manufacturing of our product and product candidates and preparing to support a commercial product. To date, we have financed our operations primarily through public offerings of our common stock and debt financing. Since inception, we have incurred significant operating losses. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have an adverse effect on our stockholders’ deficit and working capital. BRIUMVI is currently our only marketed product. We expect to continue to incur significant research and development expenses, and we expect to continue to incur significant commercialization and outsourced-manufacturing expenses as we commercialize BRIUMVI. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate substantial revenue.

To become and remain profitable, we must succeed in developing (or in-licensing) and commercializing our products or product candidates that generate significant revenue. It is uncertain when and if we will generate any significant revenue from the sale of our product or any product candidates, if approved, in the future. Furthermore, no assurance can be given that we will meet revenue projections or guidance with respect to BRIUMVI or our product candidates, if approved. To obtain significant and sustained revenues and meet our revenue projections or guidance, we must succeed, either alone or with others, in (i) obtaining and maintaining regulatory approval for our product and product candidates; and (ii) manufacturing and marketing our product and product candidates. Our ability to generate sustained revenue depends on a number of factors, including, but not limited to, our ability to:

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

While we do not expect to need to raise additional capital, we may need to do so. If we are unable to raise capital, if needed, we may be required to delay, limit, reduce or eliminate some of our drug development programs or commercialization efforts.

The development of pharmaceuticals is capital-intensive. We are also continuing to generate additional clinical data for BRIUMVI to support and potentially expand commercial adoption, including assessing long-term tolerability in an Open-Label Extension of the Phase 3 ULTIMATE I and II trials and Phase 4 clinical studies necessary to satisfy post-approval commitments for regulatory authorities or those undertaken voluntarily by the Company to evaluate the use of BRIUMVI in alternate settings or with alternate methods of administration. Moreover, now that we have launched BRIUMVI, we will need to expend substantial resources on maintaining approvals and continuing commercialization, manufacturing and distribution over the foreseeable future. Additionally, we expect to commence a trial evaluating azer-cel in autoimmune disease in 2024. We are also currently advancing our early-stage drug candidates, TG-1701 and TG-1801 in ongoing Phase 1 studies to identify tolerable and efficacious doses.

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

As a result, significant additional funding may be required. Additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we could be forced to discontinue product development, reduce or forego commercialization efforts that are required for successful commercialization of BRIUMVI or any of our product candidates and otherwise forego attractive business opportunities. Any additional sources of financing may involve the issuance of our equity securities, which would have a dilutive effect to stockholders. Currently, other than BRIUMVI, our products are investigational and have not been approved by the FDA or any foreign regulatory authority for sale. For the foreseeable future, we will have to fund all our operations and capital expenditures from sales of BRIUMVI, cash on hand and amounts raised in future offerings or financings. Accordingly, our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in the early stages of commercial operations and the competitive environment in which we operate.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates and occupy valuable management time and resources.

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or other arrangements. We do not have any committed external source of funds, other than funds already borrowed under the loan and security agreement that we entered into with Hercules in February 2019, amended and restated in December 2021 and amended on March 31, 2023 (see Note 7 to our consolidated financial statements for more information). To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. We may also seek funds through collaborations, strategic alliances or licensing arrangements with third parties at a time that is not desirable to us and we may be required to relinquish valuable rights to some intellectual property, future revenue streams, research programs or products and product candidates or to grant licenses on terms that may not be favorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, which could limit our ability to expand our business operations and could harm our overall business prospects.

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

In February 2019, we entered into a Loan and Security Agreement, with Hercules Capital, Inc., a Maryland corporation (Hercules), and on December 30, 2021 (the Amendment Closing Date), the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Hercules. Under the Amended Loan Agreement, Hercules increased the aggregate principal amount of the loan, available at the Company’s option, from $60.0 million to $200.0 million. On March 31, 2023 (the First Amendment Effective Date), the Company entered into a First Amendment to the Amended Loan Agreement (the First Amendment) with Hercules. An advance of $25.0 million was drawn at the First Amendment Effective Date (see Note 7 to our consolidated financial statements for more information). We have the option to request additional loan advances in an aggregate principal amount of up to $85.0 million under the First Amendment.

All obligations under the Amended Loan Agreement, as amended, are secured by substantially all our existing property and assets, excluding intellectual property. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing its outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

●

we will need to repay the indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities; and

●

our failure to comply with the restrictive covenants in the Amended Loan Agreement, as amended, could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and Hercules could seek to enforce its security interest in the assets securing such indebtedness.

To the extent additional debt is added to our current debt levels, the risks described above could increase.

We may not have cash available in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

Failure to satisfy our current and future debt obligations under the Amended Loan Agreement, as amended,, or the breach of any of its covenants, subject to specified cure periods with respect to certain breaches, could result in an event of default and, as a result, Hercules could accelerate all the amounts due. In the event of an acceleration of amounts due under the Amended Loan Agreement, as amended, as a result of an event of default, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Hercules could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the term loan for its benefit, which collateral includes substantially all our property other than intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

The Amended Loan Agreement, as amended, imposes operating and other restrictions on the Company. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiary to, among other things:

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

On March 10, 2023, the Federal Deposit Insurance Corporation (FDIC) announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation, and on March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services, and the FDIC was named receiver. Although we did not maintain any bank accounts with Silicon Valley Bank or Signature Bank, we regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit. Any failure of a depository institution to return any of our deposits, or any other adverse conditions in the financial or credit markets affecting depository institutions, could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

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
●

the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate, including, without limitation, as a result of disruptions to our supply chains caused by global health crises, such as the COVID-19 pandemic, international conflicts such as the Russian invasion of Ukraine or the Israel-Hamas war, economic instability, or natural disasters;

●	regulatory authorities may revise the requirements applicable to our product candidates, or such requirements may not be as we anticipate; and
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

In addition, changes in regulatory policy could cause us to have to repeat or conduct additional clinical trials or change our clinical development strategy. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. If we are not able to adhere to these new requirements, our ability to conduct clinical trials may be delayed or halted. Our drug development costs will also increase if we experience delays in testing or regulatory approvals. Certain clinical trials are designed to continue until a pre-determined number of events have occurred in the patients enrolled. Trials such as this are subject to delays stemming from patient withdrawal and from lower-than-expected event rates. Significant clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates. Any delays in our pre-clinical or future clinical development programs may harm our business, financial condition and prospects significantly. We may also incur additional costs if enrollment is increased.

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site or the FDA’s acceptance of such data, may be jeopardized.

Biologics carry unique risks and uncertainties, which could have a negative impact on our business.

The successful development, manufacturing and sale of biologics is a long, expensive and uncertain process. There are unique risks and uncertainties with biologics. For example, access to and supply of necessary biological materials, such as cell lines, may be limited, and governmental regulations restrict access to and regulate the transport and use of such materials. In addition, the development, manufacturing and sale of biologics is subject to regulations that are often more complex and extensive than the regulations applicable to other pharmaceutical products. Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies. Such manufacturing also requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures. Biologics are also frequently costly to manufacture. Failure to successfully, develop, manufacture and sell BRIUMVI could adversely affect our business.

Our product or product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or impact their availability and commercial potential after approval.

Unexpected or undesirable adverse events caused by BRIUMVI or any of our product candidates that we take into clinical trials could cause either a DSMB or regulatory authorities to interrupt, delay, modify or suspend clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Even if a product candidate has obtained marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. This could prevent us from commercializing the affected product candidate and generating revenues from its sale.

As is the case with all drugs, it is likely that there will be side effects associated with the use of our drug candidates. Results of our trials could reveal a higher than expected and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to discontinue an ongoing trial or deny approval of our drug candidates for any or all targeted indications. The drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, data may emerge, from confirmatory or other post-marketing studies, or from pharmacovigilance reporting, as products are used more widely, or for a longer duration, after approval that may affect the commercial potential of our products. Any of these occurrences may harm our business, financial condition and prospects significantly.

Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. Further, early clinical trials by their nature utilize a small sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and serious side effects of our drug candidates may only be uncovered when a significantly larger number of patients are exposed to the drug candidate in Phase 3 or registration-directed trials or when the drug candidate is on the market. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale, or even if approved for sale may lack differentiation from competitive products, which could have a material adverse impact on our business and operations. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients, rare and severe side effects of BRIUMVI or our other product candidates may only be uncovered with a significantly larger number of patients exposed to the product.

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

The FDA and foreign regulatory authorities have complete control over the pharmaceutical product approval process, including substantial discretion to delay, limit or deny approval of a product candidate for many reasons. During the regulatory review process, the FDA or other regulatory authorities may disagree with or not accept our clinical trial design, may have questions about the potential impact of our study design on conclusions that can be drawn from the data, may interpret results differently than we do, may apply the results of our trials in one disease to the review of a regulatory application for a different disease even if the doses and therapeutic areas are distinct, and may change its view on the criteria that must be met for approval. This could happen even for a protocol used to support a trial that is subject to an SPA agreement with the FDA. There is no guarantee that the FDA will not delay, limit or deny approval of our product candidates in the future.

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
●

the FDA may not accept clinical data from trials conducted by individual investigators or in countries where the standard of care or the patient population, is potentially different from that of the United States;

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

●

the FDA or comparable foreign regulatory authorities may identify issues related to the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators currently contract for clinical supplies and plan to contract for commercial supplies; during the course of review, the FDA or foreign regulatory authorities may raise issues and request or require additional preclinical, clinical, chemistry, manufacturing, and control (CMC), or other data and information, and the development and provision of these data and information may be time consuming. We may not be able to generate the data within the time period necessary to obtain approval within the established regulatory review timelines, such as by a PDUFA goal date or at all to satisfy the FDA or foreign regulatory authorities;

●	the approval processes of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; or
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

In addition, our clinical studies with sites outside the United States may be adversely impacted by international conflict. For example, in February 2022, Russia initiated a full-scale military invasion of Ukraine. In one or both countries, as well as neighboring countries that may be impacted by this conflict (e.g. Poland, Slovakia, Belarus, Georgia), we have clinical trial sites for our RMS and/or oncology programs. While no clinical trials are actively enrolling patients in these territories, there are a number of trial subjects in long-term treatment and follow-up. The political and physical conditions in Russia and Ukraine have disrupted our ability to supply investigational drug product to impacted sites; impacted patients’ ability to partake in our clinical trials and our ability to gather data on those patients, including long-term follow-up data; and resulted in suspension of clinical trial activities at impacted sites. Furthermore, the United States and its European allies have imposed significant sanctions against Russia and Belarus, including regional embargoes, full blocking sanctions, and other restrictions targeting major Russian financial institutions. Specifically, such sanctions have included, among other things, a prohibition on doing business with certain Russian companies, officials, and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (SWIFT) electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Our ability to conduct clinical trials in Russia, Belarus, Ukraine and elsewhere in the region may also become restricted under applicable sanctions laws. The conflict, as well as government responses, has resulted in global economic instability, which could affect our supply chain and commercialization efforts. While we do not believe this conflict will have a material impact on product development or our overall business, given the rapidly evolving situation and the potential to expand beyond Ukraine and Russia, the full impact of the conflict remains uncertain.

Approval of one of our product candidates in the United States would not assure approval of that candidate in foreign jurisdictions.

We intend to seek additional product approvals in certain countries outside of the United States. The approval procedures for pharmaceuticals vary among countries and obtaining approval in one jurisdiction does not guarantee approval in another jurisdiction. For example, even if the FDA grants approval of a product candidate comparable regulatory authorities in foreign jurisdictions may not approve the same product candidate, or the same indications for use for the product candidate, or may require additional evidence for approval. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. In many countries outside the United States, the product must be approved for reimbursement before it can be marketed. As a general matter, however, the foreign regulatory approval process involves a lengthy and challenging process with risks similar or identical to the risks associated with the FDA approval discussed above. Therefore, we cannot guarantee that we, or future collaborators, will obtain approvals of our product and product candidates in any foreign jurisdiction on a timely basis, if at all. Failure to receive approval in certain foreign markets could significantly impact the full market potential of our product and product candidates and may negatively impact the regulatory process in other countries. Furthermore, if we obtain regulatory approval for a product or product candidate in a foreign jurisdiction, we will be subject to the burden of complying with complex regulatory, legal, and other requirements that could be costly and could subject us to additional risks and uncertainties.

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

Contract manufacturers are subject to ongoing periodic and unannounced inspections by the FDA, the Drug Enforcement Administration, if applicable, and corresponding state agencies to ensure strict compliance with cGMP requirements and other state and federal regulations. Where manufactured products are globally registered, similar regulatory inspection burdens are applicable from each and every marketed territory. If our manufacturing partners are inspected and deemed out of compliance with cGMPs, product recalls could result, inventory could be destroyed, production could be stopped, and supplies could be delayed or otherwise disrupted.

If we need to change manufacturers either before or after commercialization, the FDA and corresponding foreign regulatory agencies may need to approve these new manufacturers in advance, which will involve testing, regulatory submissions, and additional inspections to ensure compliance with FDA and other regulations and standards, and may require significant lead times and delay. Furthermore, switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly or on terms acceptable to us, or at all.

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

There have been several recent U.S. Congressional inquiries and proposed and enacted legislation designed to bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, limit price increases, evaluate the relationship between pricing and manufacturer patient programs, and reform government health care program reimbursement methodologies for prescription drugs. For example, the Bipartisan Budget Act of 2018 (the BBA) increased manufacturer point-of-sale discounts off negotiated prices of applicable brand drugs in the Medicare Part D coverage gap from 50% to 70% effective as of January 1, 2019, ultimately increasing the liability for brand drug manufacturers. We expect that health care reform measures that may be adopted in the future, may result in more rigorous coverage criteria, increased manufactured financial liability and additional downward pressure on the price that we may receive for any of our product candidates, if approved. Any reduction in reimbursement from Medicare or other government health care programs may result in a similar reduction in payments from private payors.

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

Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the Act), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. Specifically, the Act authorizes and directs the Department of Health and Human Services (DHHS) to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs selected on August 29, 2023, and the first year of maximum price applicability to begin in 2026. On October 3, 2023, the Centers for Medicare & Medicaid Services announced that all manufacturers of the initially selected drugs opted to participate. The Act further authorizes the DHHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. Finally, the Act creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending at $2,000 beginning in 2025. We cannot be sure whether additional or related legislation or rulemaking will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

Furthermore, legislative and regulatory proposals have been made to expand post-approval requirements, make changes the Orphan Drug Act and related guidance, reform the 340B Drug Pricing Program, and restrict sales and promotional activities for drugs. With respect to the 340B Drug Pricing Program recent legislative proposals as well as judicial challenges to DHHS’s policies present both opportunities and challenges for drug manufacturers participating in the program. Further, we cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

●

the federal False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute or the Federal Food, Drug, and Cosmetic Act (FDCA) constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

●

the Physician Payments Sunshine Act under section 6002 of the Affordable Care Act requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to monitor and report certain information related to payments and other transfers of value to and the ownership and investment interests of physicians and certain other healthcare providers as well as teaching hospitals to the federal government for redisclosure to the public;

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

●

the FDCA and its implementing regulations, which among other things, strictly regulate drug product marketing and prohibit manufacturers from promotion and marketing of products prior to approval or for uses inconsistent with the FDA-required labeling;

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

Within the United States, various federal and state laws regulate the privacy and security of personal information and so may affect our business operations. For example, at the federal level, our operations may be affected by the data privacy and security provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations. HIPAA affects the ability of healthcare providers and other entities with which we may interact, including clinical trial sites, to disclose patient health information to us. Under Section 5(a) of the Federal Trade Commission Act (FTCA), the Federal Trade Commission (FTC) expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. States may also impose requirements. For example, the California Consumer Privacy Act (CCPA), went into effect in January 2020 creating data privacy obligations for covered companies and providing privacy rights to California residents, including the right to opt out of certain disclosures of their information. Colorado, Connecticut, Utah, Virginia and Iowa have also enacted data privacy statutes, and both California and Colorado are also undergoing or have undergone rulemaking procedures to finalize regulatory regimes to supplement their privacy statutes.

Numerous other jurisdictions regulate the privacy and security of personally identifiable data. For example, the processing of personal data in the European Economic Area (EEA), is subject to the General Data Protection Regulation (GDPR), which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, exercising data subject rights and reporting certain data breaches to regulators and affected individuals, as well as how we document our relationships with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the EC to lack an adequate level of data protection, such as the United States. In July 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S., which decision may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation.

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

Failure to comply with these regulatory requirements or later discovery of previously unknown problems with products, manufacturers, or manufacturing processes, may result in actions such as:

●	restrictions on product manufacturing, distribution or use;
●	restrictions on the labeling or marketing of a product;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters or other advisory actions;
●	request for withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we or our subsidiaries submit;
●	recalls;
●	suspension or termination of ongoing clinical trials;
●	fines, restitutions, or disgorgement of profits or revenues;
●	refusal to permit the import or export of products;
●	product seizure or detentions;
●	injunctions or the imposition of civil or criminal penalties; and
●	adverse publicity.

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

The starting materials, intermediates, API/drug substance, and drug product used in many of our drug candidates are currently supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain starting materials, intermediates, API/drug substance, and drug product for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. It is expected that many of our manufacturing partners will be sole source suppliers from single site locations for the foreseeable future. Various raw materials, components, and testing services required for our product and product candidates may also be single sourced. We are not certain that our single-source suppliers will be able to supply sufficient quantities of their products or on the timelines necessary to meet our needs, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers, our relative importance as a customer to those suppliers, international political conflicts that may impact trade or the supply chain within a particular region, public health emergencies such as the COVID-19 pandemic or natural disasters that may cause those suppliers to stop work for a period of time or lead to a sudden increase in demand for selected materials resulting in short-term unavailability of such materials. If any of our suppliers ceases operations for any reason or is unable or unwilling to supply starting materials, intermediates, API/drug substance, and drug product in sufficient quantities or on the timelines necessary to meet our needs, it could significantly and adversely affect our business, the supply of our drug products and drug candidates and our financial condition. In addition, if our current or future supply of any of our products or product candidates should fail to meet specifications during its stability program there could be a voluntary or mandatory product recall if the product is approved and, even in the absence of a recall, there could be significant interruption of our supply of drug, which would adversely affect the clinical development and commercialization of the product.

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

We are dependent upon our relationships with collaboration and commercialization partners to further develop, fund, manufacture and commercialize our drug products and our product candidates. If such relationships are unsuccessful, or if a collaboration or commercialization partner terminates its collaboration or commercialization agreement with us, it could negatively impact our ability to conduct our business and generate net product revenue. Failure by a collaboration or commercialization partner to perform its duties under its collaboration or commercialization agreement with us (e.g. financial reporting or internal control compliance) may negatively affect us.

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

●

the need for us to identify and secure on commercially reasonable terms the services of third parties to perform key activities, including development and commercialization activities, currently performed by our collaboration or commercialization partners in the event that a collaboration or commercialization partner terminates its agreement with us;

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
●

decisions by a collaboration or commercialization partner to prioritize others of its current or future products more highly than our drug products or our product candidates when it performs its duties;

●	possible disagreements with a collaboration or commercialization partner as to the timing, nature and extent of our development plans or distribution and sales and marketing plans; and
●

the financial returns to us, if any, under our collaboration agreement with Neuraxpharm depends in large part on the achievement of milestones and generation of product sales, and if Neuraxpharm fails to perform or satisfy its obligations under the collaboration agreements, the development and commercialization of our drug products could be delayed, hindered or may not occur, and our business and prospects could be materially and adversely affected.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. The patent laws of foreign countries may not protect our patent rights to the same extent as the laws of the United States, and we may fail to seek or obtain patent protection in all major markets. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States patent law does. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the United States have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences and certain methods of utilizing same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first instance for protection under the patent laws of the United States. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in those licensed from a thirdparty.

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

As of February 26, 2024, we had 264 full-time employees. To manage our anticipated future growth and focus in neurology and immunology, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these activities. Due to our limited resources, we may not be able to effectively manage the expansion and shift of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage our transition to a strategy primarily focused on neurology and immunology, our expenses may increase more than expected our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and changes to our business.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ownership change (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As of December 31, 2023, we had federal net operating loss carryforwards of approximately $1.4 billion, and our ability to utilize those net operating loss carryforwards could be limited by an ownership change as described above, which could result in increased tax liability to us. In addition, pursuant to the Tax Act, we may not use net operating loss carry-forwards to reduce our taxable income in any year by more than 80%, and we may not carry back any net operating losses to prior years. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed by President Trump. Certain provisions of the CARES Act alter the rules regarding net-operating losses for such losses arising in 2018, 2019 and 2020. Such losses may be carried back for five years. We cannot assure you, however, of our ability to utilize these favorable offset rules within the applicable time period. These rules apply regardless of the occurrence of an ownership change.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Key national economies, including the United States, have been affected from time to time by economic downturns or recessions, supply chain constraints, rising inflation, restricted credit, poor liquidity, reduced corporate profitability, debt, equity and foreign exchange market volatility, bankruptcies, rising interest rates, unemployment rates and overall uncertainty with respect to the economy. Increasing interest rates in the United States to respond to inflationary pressures and market volatility, as well as the government closures of Silicon Valley Bank and Signature Bank and liquidity concerns at other financial institutions, could negatively impact our results of operations and financial condition. In addition, increased interest rates or a general economic downturn or recession could reduce our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy, supply disruptions or international trade disputes could also strain our third-party suppliers, possibly resulting in supply disruption.

Likewise, the capital and credit markets may be adversely affected by the conflicts between Russia and Ukraine and Israel and Hamas, the possibility of wider European, Middle Eastern or global conflicts, and the global sanctions imposed in response thereto. Other international events such as trade disputes, separatist movements, leadership changes and political and military conflicts could also adversely affect global financial activity and markets and could negatively affect the U.S. economy. These conditions could result in decreased economic activity, heightened risk of cyberattacks and inflation, as well as impact our ability to raise capital. Additionally, the Federal Reserve Board (FRB) and other major central banks have been consistently removing or reducing monetary accommodation, increasing the risk of recession and also potentially negatively impacting asset values and credit spreads that were boosted by extraordinary monetary stimulus. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our drug candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our marketed product and services. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions, could adversely impact our business.

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

●	announcements of technological innovations or new commercial products by our competitors or us;
●	developments concerning proprietary rights, including patents;
●	developments concerning our collaborations;
●	regulatory developments in the United States and foreign countries;
●	economic or other crises and other external factors such as the disruptions in the global economy caused by the COVID-19 pandemic, the conflict between Russia and Ukraine, and the Israel-Hamas war;
●	period-to-period fluctuations in our revenues and other results of operations;
●	failure to meet our revenue projections or guidance;
●	changes in financial estimates by securities analysts; and
●	sales of our common stock by us.

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

Our reputation and the reputation of our brands, including the perception held by our customers, end-users, business partners, investors, other key stakeholders and the communities in which we do business are influenced by various factors. There is an increased focus from our stakeholders on Environmental, Social, and Governance (ESG) practices and disclosure - and if we fail, or are perceived to have failed, in any number of ESG matters, such as environmental stewardship, inclusion and diversity, workplace conduct and support for local communities, or if we fail, or are perceived to have failed, to effectively respond to changes in legal or regulatory requirements concerning climate change or other sustainability concerns, our reputation or the reputation of our brands may suffer. Such damage to our reputation and the reputation of our brands may negatively impact our business, financial condition and results of operations. In addition, negative or inaccurate postings or comments on social media or networking websites about the Company or our brands could generate adverse publicity that could damage our reputation or the reputation of our brands. If we are unable to effectively manage real or perceived issues, including concerns about product quality, safety, corporate social responsibility or other matters, sentiments toward the Company or our products could be negatively impacted, and our financial results could suffer.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will likely be the sole source of gain for our stockholders.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. However, any future determination relating to the use of our future earnings, if any, will be made at the discretion of the Board of Directors and will depend on a number of factors, including capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the Board of Directors may deem relevant. In addition, under the Amended Loan Agreement, as amended, with Hercules, we are currently restricted from paying cash dividends, and we expect these restrictions to continue in the future. Furthermore, the terms of any future debt agreements may continue to preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be likely the sole source of gain for our stockholders for the foreseeable future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have implemented and maintain various information security processes designed to mitigate risks on a case-by-case basis from cybersecurity threats to our critical computer networks, third party-hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to patients and clinical trials (IT Assets). The potential consequences of a material cybersecurity incident could include reputational damage, litigation with third parties, regulatory criticism or proceedings and increased cybersecurity protection and remediation costs, which in turn could materially adversely affect our results of operations. The Company’s information security program evaluates threats posed by internal and external factors and supports daily operational functions that prevent unauthorized access or compromise.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our IT Assets, including, for example: implementing policies and guidelines governing the individual use and protection of IT Assets by employees, employee training, and leveraging the capability of third-party service providers to support our internal cybersecurity processes. We will continue to monitor proposed cybersecurity disclosure rules from the SEC and alter our procedures accordingly.

Risks from cybersecurity threats have, to date, not materially affected us, our business strategy, results of operations or financial condition. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factor captioned “Our internal information technology systems, or those of our third-party CROs, CMOs, or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug candidates’ development programs and our commercialization of any products for which we receive regulatory approval.”

Governance

Our information technology (IT) team leads the Company’s overall cybersecurity efforts and is responsible for the day-to-day management of risks we face, while our Board of Directors/management provides guidance on the oversight of risk management. Our Information Security Incident Response Plan is designed to escalate cybersecurity incidents, depending on the circumstances, to appropriate stakeholders as defined by internal Standard Operating Procedures. As part of such process, the corporate IT Security Team receives aggregate monthly reports from a third-party managed services organization contracted to monitor the TGTX IT environment. Additionally, the Vice President of IT receives regular reports from the corporate IT Security Team concerning the Company’s significant cybersecurity threats and risks and the processes the Company has implemented to address them. Significant events are reported to the Chief Financial Officer.

ITEM 2. PROPERTIES.

We maintain corporate and executive space in Morrisville, North Carolina, New York, New York, and Edison, New Jersey. We are also currently leasing small office space in Boca Raton, Florida. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

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

Holders

The number of record holders of our common stock as of February 23, 2024 was 214.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2023, regarding the securities authorized for issuance under our equity compensation plans, the TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the 2012 Incentive Plan) and the TG Therapeutics, Inc. 2022 Incentive Plan (the 2022 Incentive Plan). There were no additional shares available to be issued under the 2012 Incentive Plan.

Equity Compensation Plan Information

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities reflected
Plan Category	options	options	in column 1)

Equity compensation plans approved by security holders	4,697,029	$6.98	8,751,892
Equity compensation plans not approved by security holders	—	—	—
Total	4,697,029	$6.98	8,751,892

For information about all of our equity compensation plans see Note 6 to our Consolidated Financial Statements included in this report.

COMMON STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2018 through December 31, 2023, with the cumulative total return over such period on (i) the U.S. Index of The Nasdaq Stock Market and (ii) the Biotechnology Index of The Nasdaq Stock Market. The graph assumes an investment of $100 on December 31, 2018, in our common stock (at the adjusted closing market price) and in each of the indices listed above, and assumes the reinvestment of all dividends. Measurement points are December 31 of each year.

*     $100 invested on December 31, 2018 in stock or index, including reinvestment of dividends. Fiscal Years ending December 31.

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

On February 5, 2021, we announced that the FDA granted accelerated approval of umbralisib, the Company’s PI3K delta inhibitor, then commercially referred to as UKONIQ, for the treatment of adult patients with relapsed or refractory MZL who have received at least one prior anti-CD20 based regimen and adult patients with relapsed or refractory FL who have received at least three prior lines of systemic therapy. On April 15, 2022, we announced the voluntary withdrawal of UKONIQ from sale for the approved indications. During the year ended December 31, 2023, our only sources of product revenues were from the sales of BRIUMVI. Product revenues are recorded net of estimates of variable consideration. For further discussion of our revenue recognition policy, see “Critical Accounting Policies and Significant Judgements and Estimates” below.

Cost of revenue consists primarily of materials and third-party manufacturing costs, as well as freight and royalties owed to our licensing partner for BRIUMVI sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, a portion of the manufacturing costs of BRIUMVI units recognized as revenue during the year ended December 31, 2023 were expensed prior to receipt of FDA approval on December  28, 2022, and therefore are not included in costs of product revenue during the current period.

Our other research and development expenses consist primarily of expenses relating to the design, development, manufacture, testing and enhancement of our drug candidates and technologies, milestone expenses related to in-licensing of new product candidates, fees paid to consultants and outside service providers for clinical and laboratory development, personnel expenses and other facilities-related expenses. We expense our research and development costs as they are incurred. Research and development expenses for the years ended December 31, 2023, 2022 and 2021 were approximately $63.2 million, $112.1 million and $198.5 million respectively, excluding noncash compensation expenses related to research and development.

The following table sets forth the research and development expenses per project, exclusive of noncash compensation expenses, for the periods presented.

(in thousands)	2023	2022	2021
Ublituximab	$50,972	$59,307	$112,522
Umbralisib	5,925	38,468	63,033
Early Clinical Pipeline & Pre-Clinical	6,285	14,353	22,977
Total	$63,182	$112,128	$198,532

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

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes the results of operations for the years ended December 31, 2023 and 2022:

(in thousands)	2023	2022
Product revenue, net	$92,005	$2,633
License, milestone and other revenue	141,657	152
Total Revenue	$233,662	$2,785

Costs and expenses:
Cost of revenue	14,131	265
Research and development:
Noncash compensation	13,010	13,224
Other research and development	63,182	112,128
Total research and development	76,192	125,352

Selling, General and administrative:
Noncash compensation	24,923	5,961
Other selling, general and administrative	97,783	64,046
Total selling, general and administrative	122,706	70,007

Total costs and expenses	213,029	195,624

Interest expense	12,615	10,191
Other income	(5,044)	(4,695)
Total other expense, net	7,571	5,496

Net income (loss) before taxes	13,062	(198,335)
Income taxes	390
Net income (loss)	$12,672	$(198,335)

Product Revenue, net. Product revenue, net increased for the year ended December 31, 2023 compared to the comparable period ended December 31, 2022 primarily due to an increase in net product revenues from sales of our sole commercial product, BRIUMVI, which was commercially launched in the U.S. in January 2023, following FDA approval. Product revenue, net for the year ended December 31, 2022, consisted of net product sales of UKONIQ, which was officially withdrawn from the market in May 2022.

License Revenue. License revenue was $140.2 million and $0.2 million for the years ended December 31, 2023 and December 31, 2022, respectively. License revenue for the year ended December 31, 2023 is predominantly comprised of recognition of license revenue from the one-time $140.0 million non-refundable upfront payment recognized in the third quarter of 2023 as part of the Commercialization Agreement with Neuraxpharm (see Note 2 for more information). License revenue for the year ended December 31, 2022 is comprised of recognition of a portion of the upfront payment from the ublituximab sublicense agreement with Ildong.

Other Revenue. Other revenue was $1.5 million and zero for the year ended December 31, 2023 and December 31, 2022, respectively. Other revenue for the year ended December 31, 2023 is comprised of consideration received for development and regulatory activities performed on behalf of Neuraxpharm in accordance with the Commercialization Agreement.

Cost of Revenue. Cost of revenue for the year ended December 31, 2023 increased compared to the comparable period ended December 31, 2022 due to increased product sales resulting from the commercial launch of BRIUMVI in the U.S. market  which began in January 2023 following FDA approval. During the year ended December 31, 2023 the cost of revenue consisted primarily of third-party manufacturing, distribution, overhead costs and royalties on net sales of BRIUMVI owed to our licensing partner. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, a portion of the manufacturing costs of BRIUMVI units recognized as revenue during the year ended December 31, 2023 were expensed as research and development expenses prior to receipt of FDA approval, and therefore are not reflected in the cost of revenue. We expect the cost of revenue for BRIUMVI to increase in relation to product revenues as we deplete these inventories and we expect to use the remaining pre-commercialization inventory for product sales through the first half of 2025

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $13.0 million for the year ended December 31, 2023, as compared to $13.2 million during the comparable period in 2022.

Other Research and Development Expense. Other research and development expense decreased for the year ended December 31, 2023, by approximately $48.9 million to $63.2 million as compared to the prior year ended December 31, 2022. The decrease in other research and development expense during the year ended December 31, 2023 was primarily attributable to reduced manufacturing expense, a decrease in license milestones and reduced clinical trial related expenses. Prior to the approval of BRIUMVI, manufacturing costs pertaining to BRIUMVI were expensed to research and development expense in the period incurred, and following approval are reflected in inventory.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $24.0 million for the year ended December 31, 2023, as compared to $6.0 million during the comparable period in 2022. The increase in noncash compensation expense was primarily due to vesting of milestone-based grants and a decrease in forfeitures during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Other Selling, General and Administrative. Other selling, general and administrative expenses increased for the year ended December 31, 2023, by approximately $33.9 million to $97.8 million as compared to the prior year ended December 31, 2022. The increase was primarily due to other selling, general and administrative costs, including personnel and consultants, associated with the approval and commercialization of BRIUMVI, as well as increase in advisory fees pertaining to the Commercialization Agreement with Neuraxpharm  during the year ended December 31, 2023.

Interest Expense. Interest expense for the year ended December 31, 2023 was $12.6 million compared to $10.2 million for the comparable period ended December 31, 2022. The $2.4 million increase is mainly due to greater interest expense related to First Amendment to the Amended Loan Agreement

Other Income. Other income increased by $0.3 million to $5.0 million for the year ended December 31, 2023, as compared to $4.7 million for the year ended December 31, 2022.

Income Taxes. Income tax increased by $0.4 million to $0.4 million for the year ended December 31, 2023, as compared to zero for the year ended December 31, 2022. The $0.4 million increase is due to state tax liabilities incurred during the year ended December 31, 2023.

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes the results of operations for the years ended December 31, 2022 and 2021:

(in thousands)	2022	2021
Product revenue, net	$2,633	$6,537
License revenue	152	152
Total Revenue	$2,785	$6,689

Costs and expenses:
Cost of product revenue	265	790
Research and development:
Noncash compensation	13,224	24,047
Other research and development	112,128	198,532
Total research and development	125,352	222,579

General and administrative:
Noncash compensation	5,961	37,227
Other selling, general and administrative	64,046	90,863
Total general and administrative	70,007	128,090

Total costs and expenses	195,624	351,459

Interest expense	10,191	5,638
Other income	(4,695)	(2,307)
Total other expense, net	5,496	3,331

Net Loss	$(198,335)	$(348,101)

Revenues. Total revenue for the year ended December 31, 2022 decreased compared to the comparable period ended December 31, 2021 due to a decrease in net product revenues resulting from the voluntary withdrawal from the U.S. market of our sole commercial product, UKONIQ.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have incurred operating losses since our inception; however, the Company experienced a net profit during the twelve months ended December 31, 2023 due to a $140.0 million non-refundable upfront payment recognized as license revenue in the third quarter of 2023 as part of our Commercialization Agreement with Neuraxpharm (see Note 2 for more information). We expect to continue to incur operating losses in the near term and may never become profitable. As of December 31, 2023, we have an accumulated deficit of $1.5 billion.

Our major sources of cash have been proceeds from private placements and public offerings of equity securities, from our loan and security agreements executed with Hercules (see Note 7 for more information), and the upfront payment from the Commercialization Agreement (see Note 2 for more information). Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. As of December 31 2023, we had generated $92.0 million in product revenue from sales of BRIUMVI. BRIUMVI first became commercially available in the United States in January of 2023. Even with the commercialization of BRIUMVI and the possible future commercialization of our other drug candidates, we may not become profitable. Our ability to achieve profitability depends on our ability to generate revenue and many other factors, including our ability to successfully commercialize our drug candidates alone or in partnership; successfully complete any post-approval regulatory obligations and our ability to maintain or obtain regulatory approval for our drug candidates. We may continue to incur operating losses even now that we are generating revenues from BRIUMVI.

As of December 31, 2023, we had $217.5 million in cash and cash equivalents, and investment securities. We anticipate that our cash, cash equivalents, and investment securities as of December 31, 2023, combined with projected revenues associated with the sale of BRIUMVI in the U.S. and ex-U.S.,  will provide sufficient liquidity for more than a twelve-month period from the date of filing this Annual Report on Form 10-K. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, our commercialization efforts for BRIUMVI, preparations for the potential commercialization of our other drug candidates, and the timing, design and conduct of clinical trials for our drug candidates as well as the costs associated with licensing or otherwise acquiring new product candidates. We may be dependent upon significant future financing to provide the cash necessary to execute our ongoing and future operations, including the commercialization of any of our drug candidates.

Discussion of Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2023 and 2022:

(in thousands)	2023	2022
Net cash used in operating activities	$(31,413)	$(176,170)
Net cash used in investing activities	$(50,651)	$(20,013)
Net cash provided by (used in) financing activities	$72,705	$(391)

Cash used in operating activities for the year ended December 31, 2023 was $31.4 million as compared to $176.2 million for the year ended December 31, 2022. The decrease in cash used in operating activities was due primarily to the one-time upfront payment of $140.0 million from Neuraxpharm, as part of the Commercialization Agreement during the year ended December 31, 2023.

For the year ended December 31, 2023, net cash used in investing activities was $50.7 million as compared to $20.0 million for the year ended December 31, 2022. The increase in net cash used in investing activities was primarily due to greater investment in short-term securities during the year ended December 31, 2023.

For the year ended December 31, 2023, net cash provided by financing activities was $72.7 million as compared to net cash used in financing activities of $0.4 million for the year ended December 31, 2022. The increase in net cash provided by financing activities was primarily attributable to proceeds from debt financings and net proceeds from the issuance of common stock as part of our ATM program that took place during the year ended December 31, 2022.

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

During the year ended December 31, 2023, we sold a total of 1,385,700 shares of common stock under the 2022 ATM for aggregate total gross proceeds of approximately $47.1 million at an average selling price of $34.01 per share, resulting in net proceeds of approximately $46.3 million after deducting commissions and other transactions costs.

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

On March 31, 2023 (the First Amendment Effective Date), the Company entered into a First Amendment to the Amended and Restated Loan and Security Agreement (the First Amendment) with Hercules. The First Amendment amended the terms of the Amended Loan Agreement to, among other things, (i) issue an advance of $25.0 million drawn at the First Amendment Effective Date (the Tranche 3A Advance), (ii) provide for the formal expiration of Tranche 2, (iii) change the draw amounts and dates available under subsequent tranches, including splitting the remaining balance of Tranche 3 into two additional advances in an aggregate principal amount of up to $20.0 million, in increments of $10.0 million (a Tranche 3B Advance and a Tranche 3C Advance), decreasing the amount available under Tranche 4 from $65.0 million to $60.0 million, and adding a Tranche 5 of $25.0 million, subject to the achievement of revenue related performance milestones, (iv) extend the interest only period from February 1, 2025 to August 1, 2025 and (v) modify the cash interest rate to be the greater of either (a) the “prime rate” as reported in The Wall Street Journal plus 1.20%, and (b) 8.95%. In addition to the cash interest rate, the principal balance will accrue paid-in-kind interest at a rate of 2.25%, which amount will be capitalized and added to the outstanding principal balance of the Amended Term Loan and payable at the maturity date of the Amended Loan Agreement, as amended, The Amended Loan Agreement, as amended, contains financial covenants that require the Company to maintain certain levels of unrestricted cash and additional financial covenants related to market capitalization. As of December 31, 2023, we are in compliance with all financial covenants.

The Amended Loan Agreement, as amended also contains warrant coverage of 2.95% of the total amount funded. A warrant (the Warrant) was issued by the Company to Hercules to purchase 115,042 shares of common stock with an exercise price of $17.95 for the initial amount funded at the Closing Date. The Warrant shall be exercisable for seven years from the date of issuance. Hercules may exercise the Warrant either by (a) cash or check or (b) through a net issuance conversion. Additionally, a warrant was issued by the Company to Hercules to purchase 50,172 shares of common stock with an exercise price of $14.70 for the amount funded pertaining to the Tranche 3A Advance (the First Amendment Warrant). The First Amendment Warrant shall be exercisable for seven years from the date of issuance. Hercules may exercise the First Amendment Warrant either by (a) cash or check or (b) through a net issuance conversion.

In addition, the Company is required to pay a final payment fee equal to 5.95% of the aggregate principal amount of the Term Loan Advances (as defined in the Amended Loan Agreement, as amended)

The Company may, at its option, prepay the Amended Term Loan in full or in part, subject to a prepayment penalty equal to (i) 1.5% of the principal amount prepaid if the prepayment occurs prior to the first anniversary of the First Amendment Effective Date, and (ii) 1.0% of the principal amount prepaid if the prepayment occurs on or after the first anniversary of the First Amendment Effective Date.

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

Total rental expense was approximately $2.2 million, $2.7 million and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Future minimum lease commitments as of December 31, 2023 total, in the aggregate, approximately $15.0 million through December 31, 2032. Our future minimum lease commitments include our office leases in New York, New Jersey and North Carolina as of December 31, 2023.

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

License Revenue - Revenue recognized from license agreements will include royalties on sales, upfront, milestone and other payments, if any, under any current or future licensing agreements, including revenues related to the supply of our drug candidates or approved drugs to our various licensing partners under these types of contracts. For a complete discussion of the accounting for license revenue, see Note 1 – Organization and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We currently invest in government and investment-grade corporate debt in accordance with our investment policy, which we may change from time to time. The securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of December 31, 2023, our portfolio of financial instruments consists of cash equivalents and short-term interest-bearing securities, including government debt and money market funds. The average duration of all of our held-to-maturity investments held as of December 31, 2023, was less than 24 months. Due to the relatively short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto, included in Part IV, Item 14(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2023, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act)). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive and Chief Financial Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2023 was audited by KPMG LLP, our independent registered public accounting firm, as stated in their report.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

 During the three months ended December 31, 2023, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders.

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

10.28	TG Therapeutics, Inc. 2022 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2022). †

10.29	First Amendment to Amended and Restated Loan and Security Agreement, dated March 31, 2023, by and among TG Therapeutics, Inc., TG Biologics, Inc. and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2023). *

10.30	Amended and Restated Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Capital Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2023). *

10.31	Amended and Restated Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Funding IV, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2023). *

10.32	Amended and Restated Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Private Credit Fund 1 L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2023). *

10.33	Amended and Restated Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Private Global Venture Growth Fund I L.P. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2023). *

10.34	Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Capital Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended March 31, 2023).

10.35	Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Private Credit Fund 1 L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended March 31, 2023). *

10.36	Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Private Global Venture Growth Fund I L.P. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended March 31, 2023). *

10.37	Commercialization Agreement by and between TG Therapeutics, Inc. and Neuraxpharm Pharmaceuticals, S.L., dated as of July 28, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2023). *

10.38	License Agreement, dated January 7, 2024, by and between TG Therapeutics, Inc., TG Cell Therapy, Inc., and Precision BioSciences, Inc. # *

19.1	TG Therapeutics, Inc. Insider Trading Policy #

21.1	Subsidiaries of TG Therapeutics, Inc. #

23.1	Consent of Independent Registered Public Accounting Firm (KPMG, LLP). #

24.1	Power of Attorney (included in signature page).

31.1	Certification of Principal Executive Officer. #

31.2	Certification of Principal Financial Officer. #

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

97.1	TG Therapeutics, Inc. Clawback Policy #

101

The following financial information from TG Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TG Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Commercialization agreement with Neuraxpharm

As discussed in Note 2 to the consolidated financial statements, the Company entered into a commercialization agreement (the Commercialization Agreement) with Neuraxpharm Pharmaceuticals, S.L. (Neuraxpharm) that granted Neuraxpharm the exclusive right to commercialize BRIUMVI in certain territories. The arrangement also provides Neuraxpharm with the right to make optional purchases of BRIUMVI. The consideration for these optional purchases of BRIUMVI by Neuraxpharm approximates the price that a customer in the territories would be willing to pay for these goods. In 2023, the Company recognized a non-refundable upfront payment of $140.0 million as License Revenue related to the Commercialization Agreement.

We identified the evaluation of the accounting for the supply terms of the Commercialization Agreement with Neuraxpharm as a critical audit matter. Specifically, complex auditor judgment was required to evaluate the Company’s assessment of whether the optional purchases of BRIUMVI granted a material right to Neuraxpharm, due to the complexity of evaluating whether the contractual pricing is commensurate with standalone selling price.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control in the Company’s revenue process used to evaluate key terms of contracts with customers, including the evaluation of the standalone selling price of BRIUMVI. We obtained an understanding of the Commercialization Agreement by reading the contracts and conducting meetings with Company personnel responsible for negotiating the contracts. We evaluated management’s accounting conclusions with respect to the supply terms within the Commercialization Agreement. We recalculated the contractual price of the optional purchases and inspected the Company’s analysis of the standalone selling price of BRIUMVI using an expected cost plus a margin approach. We obtained and inspected both external and internal evidence used by the Company in its analysis of the standalone selling price and compared this evidence to available industry information for the relevant territories. We also performed a sensitivity analysis to evaluate the impact that a change in margin would have on the conclusion that the contractual pricing of optional purchases of BRIUMVI is commensurate with standalone selling price.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

New York, New York
February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

TG Therapeutics, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited TG Therapeutics, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

New York, New York
February 29, 2024

TG Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets as of December 31

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$92,933	$102,304
Short-term investment securities	124,575	59,374
Accounts receivable, net	51,093	—
Inventories	39,823	—
Prepaid research and development	4,183	4,237
Other current assets	5,336	2,359
Total current assets	317,943	168,274
Restricted cash	1,285	1,273
Long-term investment securities	—	12,404
Right of use assets	8,050	8,888
Leasehold interest, net	1,415	1,627
Equipment, net	95	307
Goodwill	799	799
Total assets	$329,587	$193,572

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$38,471	$42,019
Other current liabilities	1,631	1,169
Lease liability – current portion	1,446	1,581
Accrued compensation	12,172	8,432
Total current liabilities	53,720	53,201
Deferred revenue	6,016	305
Loan payable	100,118	71,135
Lease liability – non-current	9,231	10,344
Total liabilities	169,085	134,985
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share (175,000,000 shares authorized, 151,465,598 and 146,426,697 shares issued, 151,424,289 and 146,385,388 shares outstanding at December 31, 2023 and December 31, 2022, respectively	151	146
Additional paid-in capital	1,674,946	1,585,708
Treasury stock, at cost, 41,309 shares at December 31, 2023 and December 31, 2022	(234)	(234)
Accumulated deficit	(1,514,361)	(1,527,033)
Total stockholders’ equity	160,502	58,587
Total liabilities and stockholders’ equity	$329,587	$193,572

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations for the Years Ended December 31

(in thousands, except share and per share amounts)

	2023	2022	2021
Revenue:
Product revenue, net	92,005	2,633	6,537
License, milestone and other revenue	$ 141,657	$ 152	$ 152
Total revenue	233,662	2,785	6,689

Costs and expenses:
Cost of revenue	14,131	265	790
Research and development:
Noncash compensation	13,010	13,224	24,047
Other research and development	63,182	112,128	198,532
Total research and development	76,192	125,352	222,579

Selling, general and administrative:
Noncash compensation	24,923	5,961	37,227
Other selling, general and administrative	97,783	64,046	90,863
Total selling, general and administrative	122,706	70,007	128,090

Total costs and expenses	213,029	195,624	351,459

Operating income (loss)	20,633	(192,839)	(344,770)

Other expense (income):
Interest expense	12,615	10,191	5,638
Other income	(5,044)	(4,695)	(2,307)
Total other expense (income), net	7,571	5,496	3,331

Net income (loss) before taxes	$ 13,062	$ (198,335)	$ (348,101)
Income taxes	390	—	—
Net income (loss)	$ 12,672	$ (198,335)	$ (348,101)

Net income (loss) per common share:
Basic	$ 0.09	$ (1.46)	$ (2.63)
Diluted	$ 0.09	$ (1.46)	$ (2.63)

Weighted-average shares outstanding:
Basic	141,955,112	135,411,258	132,222,753
Diluted	148,508,465	135,411,258	132,222,753

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31

(in thousands, except share amounts)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2021	140,617,606	141	1,500,040	41,309	(234)	(980,597)	519,350
Issuance of common stock in connection with exercise of options	52,694	*	216	—	—	—	216
Issuance of restricted stock	2,738,974	2	(2)	—	—	—	—
Warrants issued with debt financing	—	—	2,195	—	—	—	2,195
Forfeiture of restricted stock	(189,231)	*	—	—	—	—	—
Offering Costs Paid	—	—	(204)	—	—	—	(204)
Issuance of common stock in At-the-Market offerings (net of offering costs of $0.1 million)	72,000	*	2,423	—	—	—	2,423
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	61,274	—	—	—	61,274
Net income (loss)	—	—	—	—	—	(348,101)	(348,101)
Balance at December 31, 2021	143,292,043	143	1,565,942	41,309	(234)	(1,328,698)	237,153
Issuance of common stock in connection with exercise of options	142,409	*	584	—	—	—	584
Issuance of restricted stock	5,179,201	5	(5)	—	—	—	—
Forfeiture of restricted stock	(2,186,956)	(2)	2	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	19,185	—	—	—	19,185
Net income (loss)	—	—	—	—	—	(198,335)	(198,335)
Balance at December 31, 2022	146,426,697	146	1,585,708	41,309	(234)	(1,527,033)	58,587
Issuance of common stock in connection with exercise of options	246,156	—	1,534	—	—	—	1,534
Issuance of restricted stock	3,620,237	4	(4)	—	—	—	—
Warrants issued with debt financing	—	—	595	—	—	—	595
Forfeiture of restricted stock	(213,192)	—	—	—	—	—	—
Issuance of common stock in At-the-Market offerings (net of offering costs of $0.8 million)	1,385,700	1	46,295	—	—	—	46,296
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	40,818	—	—	—	40,818
Net income (loss)	—	—	—	—	—	12,672	12,672
Balance at December 31, 2023	151,465,598	$151	$1,674,946	41,309	$(234)	$(1,514,361)	160,502

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the Years Ended December 31

(in thousands)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$12,672	$(198,335)	$(348,101)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Noncash stock compensation expense	37,933	19,185	61,274
Depreciation and amortization	211	303	282
Amortization of premium (discount) on investment securities	(2,236)	(331)	517
Amortization of debt issuance costs	2,378	1,844	1,080
Amortization of leasehold interest	212	212	212
Noncash change in lease liability and right of use asset	1,963	2,715	1,896
Change in fair value of notes payable	113	(116)	(578)
Changes in assets and liabilities:
Increase in inventory	(36,938)	—	—
Decrease (increase) in other current assets	(2,831)	8,181	(8,508)
Decrease (increase) in accounts receivable	(51,093)	1,389	(1,389)
(Decrease) increase in accounts payable and accrued expenses	192	(11,010)	15,991
Decrease in lease liabilities	(2,375)	(2,332)	(2,012)
Increase (decrease) in other current liabilities	2,675	2,277	(16,146)
Increase (decrease) in deferred revenue	5,711	(152)	(152)
Net cash used in operating activities	(31,413)	(176,170)	(295,634)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term securities	96,229	87,275	55,600
Investment in held-to-maturity securities	(146,880)	(107,274)	(55,531)
Purchases of PPE	—	(14)	(401)
Net cash used in investing activities	(50,651)	(20,013)	(332)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan payable	—	(975)	(30,000)
Proceeds from sale of common stock, net	46,296	—	2,219
Proceeds from exercise of options	1,534	584	216
Proceeds from debt financings	25,000	—	70,000
Financing costs paid	(125)	—	(1,016)
Net cash provided by (used in) financing activities	72,705	(391)	41,419

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,359)	(196,574)	(254,547)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	103,577	300,151	554,698

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$94,218	$103,577	$300,151

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$92,933	$102,304	$298,887
Restricted cash	1,285	1,273	1,264
Total cash, cash equivalents and restricted cash	$94,218	$103,577	$300,151

Cash paid for:
Interest	8,771	$5,445	$3,466

NONCASH TRANSACTIONS
Deferred Financing Costs	$1,238	—	—
Warrants issued with debt financing	$595	—	—

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

TG Therapeutics is a fully-integrated, commercial stage, biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell diseases. In addition to a research pipeline including several investigational medicines, TG has received approval from the U.S. Food and Drug Administration (FDA) for BRIUMVI® (ublituximab-xiiy) for the treatment of adult patients with relapsing forms of multiple sclerosis (RMS), to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults, as well as approval by the European Commission (EC) and the Medicines and Healthcare Products Regulatory Agency (MHRA) for BRIUMVI to treat adult patients with RMS who have active disease defined by clinical or imaging features in Europe and the United Kingdom, respectively. We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have incurred operating losses since our inception; however, the Company experienced a net profit during the twelve months ended December 31, 2023 due to a $140.0 million non-refundable upfront payment recognized as license revenue in the third quarter of 2023 as part of our ex-U.S. commercialization agreement (the Commercialization Agreement) with Neuraxpharm Pharmaceuticals, S.L. (Neuraxpharm) (see Note 2 for more information). We expect to continue to incur operating losses in the near term and may never become profitable. As of December 31, 2023, we have an accumulated deficit of $1.5 billion.

Our major sources of cash have been proceeds from private placements and public offerings of equity securities, from our loan and security agreements executed with Hercules Capital, Inc. (Hercules) (see Note 7 for more information), and the upfront payment from the Commercialization Agreement (see Note 2 for more information). Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. As of December 31 2023, we had generated $92.0 million in product revenue from sales of BRIUMVI. BRIUMVI first became commercially available in the United States in January of 2023. We also began shipping BRIUMVI to our ex-U.S. licensing partner, Neuraxpharm, in November 2023. Even with the commercialization of BRIUMVI and the possible future commercialization of our other drug candidates, we may not become profitable. Our ability to achieve profitability depends on our ability to generate revenue and many other factors, including our ability to successfully commercialize our drug candidates alone or in partnership; successfully complete any post-approval regulatory obligations; and our ability to maintain or obtain regulatory approval for our drug candidates. We may continue to incur operating losses even now that we are generating revenues from BRIUMVI.

As of December 31, 2023, we had $217.5 million in cash and cash equivalents, and investment securities. We anticipate that our cash, cash equivalents, and investment securities as of December 31, 2023, combined with projected revenues associated with the sale of BRIUMVI in the U.S. and ex-U.S.,  will provide sufficient liquidity for more than a twelve-month period from the date of filing this Annual Report on Form 10-K. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, our commercialization efforts for BRIUMVI, preparations for the potential commercialization of our other drug candidates, and the timing, design and conduct of clinical trials for our drug candidates as well as the costs associated with licensing or otherwise acquiring new product candidates. We may be dependent upon significant future financing to provide the cash necessary to execute our ongoing and future operations, including the commercialization of any of our drug candidates.

Our common stock is quoted on the Nasdaq Capital Market and trades under the symbol “TGTX.”

RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

RESTRICTED CASH

We record cash pledged or held in trust as restricted cash. As of December 31, 2023 and 2022, we have approximately $1.3 million of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 7).

INVESTMENT SECURITIES

Investment securities at December 31, 2023 and 2022 consist of short-term and long-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Product Revenue, Net – The Company recognizes product revenues, net of variable consideration related to certain allowances and accruals, when the customer takes control of the product, which is typically upon delivery to the customer. Product revenue is recorded at the net sales price, or transaction price. The Company records product revenue reserves, which are classified as a reduction in product revenues, to account for the components of variable consideration. Variable consideration includes the following components, which are described below: chargebacks, government rebates, trade discounts and allowances, commercial payer rebates, product returns, and co-payment assistance.

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

Commercial Payer Rebates: The Company contracts with various private payer organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of our product and contracted formulary status. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

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

Subject to certain limitations, the Company’s return policy allows for eligible returns of commercial products sold for credit under the following circumstances:

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

As of December 31, 2023, the Company has not received any returns related to sales of BRIUMVI.

Co-Payment Assistance Programs: Co-payment assistance is provided to qualified patients with commercial insurance, whereby the Company may provide financial assistance to patients with prescription drug co-payments required by the patient's insurance provider. Reserves for co-payment assistance are recorded in the same period the related revenue is recognized.

License Agreements –

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

Optional Purchases: The Company’s arrangements may provide the licensee the right to make optional purchases of the licensed product. These optional purchases are accounted for as separate contracts when the licensee determines that it will make such a purchase, unless the option conveys a material right.

Other Revenue

Revenue is also generated from service-based fees recognized for providing regulatory support and development services to customers. Service fee revenue is recognized overtime as the services are transferred to the customer.

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

ACCOUNTS RECEIVABLE

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns and chargebacks. Our contracts with customers have standard payment terms. We analyze accounts that are past due for collectability, and regularly evaluate the creditworthiness of our customers so that we can properly assess and respond to changes in their credit profiles. As of December 31, 2023, we determined an allowance for expected credit losses related to outstanding accounts receivable was currently not required based upon our review of contractual payment terms and individual customer circumstances.

COST OF REVENUE

Cost of revenue consists primarily of third-party manufacturing costs, distribution, overhead and royalties owed to our licensing partner for BRIUMVI sales. Cost of revenue may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, a portion of the costs of producing BRIUMVI sold to date was expensed as research and development prior to FDA approval of BRIUMVI and therefore it is not reflected in the cost of revenue. Our cost of revenue also relates to providing regulatory support & development services to customers.

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

Prepaid research and development in our consolidated balance sheets includes, among other things, costs related to agreements with CROs, certain costs to third-party service providers related to development and manufacturing services as well as clinical development. These agreements often require payments in advance of services performed or goods received. Accordingly, as of December 31, 2023 and December 31, 2022, we recorded approximately $4.2 million in prepaid research and development related to such advance agreements.

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share of our common stock is calculated by dividing net income (loss) applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, and restricted stock, which would result in the issuance of incremental shares of common stock. The impact of these items is anti-dilutive during periods of net loss. Therefore, basic and diluted net income (loss) per share were the same for all periods presented in the consolidated statement of operations, except for the year ended December 31, 2023, as the Company had net income for that period

The following table summarizes our potentially dilutive securities at December 31, 2023, 2022 and 2021:

	December 31,
	2023	2022	2021
Unvested restricted stock	8,139,037	7,232,254	10,532,029
Options	4,697,029	5,135,685	2,467,537
Warrants	312,272	262,100	262,100
Shares issuable upon note conversion	20,902	20,619	18,942
Total	13,169,240	12,650,658	13,280,608

The computation of basic and diluted earnings per share (EPS) is as follows:

	Year ended
	December 31,
(in thousands, except share and per share data)	2023	2022	2021
Net income (loss)	12,672	(198,335)	(348,101)
Weighted-average common shares outstanding	141,955,112	135,411,258	132,222,753
Dilutive effect of potential common shares	6,553,353	-	-
Weighted-average common shares outstanding assuming dilution	148,508,465	135,411,258	132,222,753

Net income (loss) per share - basic	0.09	(1.46)	(2.63)
Net income (loss) per share - diluted	0.09	(1.46)	(2.63)

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

Goodwill results from excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually, or more frequently if impairment indicators are present, by first assessing qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying amount. If we conclude it is more likely than not that the fair value is less than the carrying amount, a quantitative test that compares the fair value to its carrying value is performed to determine the amount of any impairment.

LEASES

All leases with a lease term greater than 12 months, regardless of lease type classification, are recorded as an obligation on the balance sheet with a corresponding right-of-use asset. Operating leases are reflected as lease liabilities on the commencement date of the lease based on the present value of the lease payments to be made over the lease term. Current operating lease liabilities are reflected in lease liabilities – current portion and noncurrent operating lease liabilities are reflected in lease liabilities – non-current on the consolidated balance sheet. Right-of-use assets are valued at the initial measurement of the lease liability, plus any initial direct costs or rent prepayments, minus lease incentives and any deferred lease payments. Operating lease right-of-use assets are recorded right of use assets on the consolidated balance sheet and lease cost is recognized on a straight-line basis. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the term of the lease. In determining whether a contract contains a lease, asset and service agreements are assessed at onset and upon modification for criteria of specifically identified assets, control and economic benefit.

NOTE 2 - REVENUE

As discussed in Note 1, revenues are recognized under guidance within ASC 606. The following table presents our disaggregated revenue for the periods presented (in thousands):

(in thousands)	Year ended December 31,
	2023	2022	2021
Total product revenue, net	$92,005	2,633	6,537
License Revenue	140,153	152	152
Other Revenue	1,504	-	-
Total Revenue	$233,662	$2,785	$6,689

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Product revenue, net

The following table presents our disaggregated revenue by product and geography for the periods presented:

(in thousands)		Year ended December 31,
		2023	2022	2021
BRIUMVI
	U.S.	$88,786	$-	$-
	International	3,219	-	-
	Worldwide	$92,005	$-	$-
UKONIQ
	U.S.	$-	$2,633	$6,537
	International	-	-	-
	Worldwide	$-	$2,633	$6,537
Total product revenue, net
	U.S.	$88,786	$2,633	$6,537
	International	3,219	-	-
	Worldwide	$92,005	$2,633	$6,537

We began shipping BRIUMVI to our U.S. customers in January 2023. We also began shipping BRIUMVI to our ex-U.S. licensing partner, Neuraxpharm, in November 2023. UKONIQ was voluntarily withdrawn from the U.S. market effective May 31, 2022.

During 2023, approximately $9.2 million of gross-to-net accruals entirely related to U.S. sales of BRIUMVI have been recorded as a reduction of accounts receivable, net and within accounts payable and accrued expenses on the condensed consolidated balance sheets.

License Agreements

Neuraxpharm Commercialization Agreement

On July 28, 2023, the Company entered into the Commercialization Agreement with Neuraxpharm. The Company granted Neuraxpharm the exclusive right to commercialize BRIUMVI in certain territories outside the United States, Canada, and Mexico, the commercialization rights for which had been previously retained by the Company, thus excluding certain Asian countries subject to previously existing partnerships (the Territory). In addition, the Company will perform certain development and regulatory activities for Neuraxpharm to support its obligations under the Commercialization Agreement to secure and maintain the regulatory approvals required to sell BRIUMVI in the Territory. As part of the overall arrangement, the Company has agreed to supply BRIUMVI to Neuraxpharm throughout the term of the Commercialization Agreement.

In consideration for entering the Commercialization Agreement, the Company received a non-refundable upfront payment of $140.0 million. The Company will also receive tiered double-digit royalties up to 30% on net product sales in the Territory and is eligible to receive sales-based or other milestone payments totaling up to $505.0 million.

The Company evaluated the Commercialization Agreement under ASC 606 and concluded that Neuraxpharm represents a customer in the transaction. In accordance with this guidance, the Company identified the following commitments under the arrangement: (i) grant the exclusive right to develop, sell, offer to sell and import BRIUMVI in the Territory (the “License”); and (ii) perform certain development and regulatory activities (“Development and Regulatory Activities”).

The License to the Company’s intellectual property represents a distinct performance obligation, therefore, the $140 million non-refundable upfront payment related to this performance obligation was recognized as License Revenue in 2023.

The Development and Regulatory Activities also represent a distinct performance obligation and are satisfied over time because Neuraxpharm simultaneously receives and consumes the benefits provided by the Company’s performance of the services. Therefore, revenue is recognized as the activities are completed by the Company.  During 2023 the Company recognized Other Revenue of $1.5 million related to the Development and Regulatory Activities.

The arrangement also provides Neuraxpharm with the right to make optional purchases of BRIUMVI (the “Supply of Licensed Product”). These optional purchases are accounted for as a separate contract when the right to purchase BRIUMVI is exercised. The consideration for optional purchases of BRIUMVI by Neuraxpharm approximates the price that a customer in the Territory would be willing to pay for these goods.

The performance obligation related to the Supply of Licensed Product is satisfied when control of the product passes to Neuraxpharm. The consideration received from Neuraxpharm for the supply of BRIUMVI is recognized by the Company as a component of product revenue, net. As of December 31, 2023, the Company has an unconditional right to receive $1.9 million in consideration from Neuraxpharm related to the performance obligation to supply BRIUMVI, which is recorded as accounts receivable, net. A portion of the performance obligation to supply BRIUMVI has not yet been satisfied, therefore, as of December 31, 2023, $5.9 million has been recorded as deferred revenue. During 2023 the Company recognized $3.2 million in BRIUMVI product sales, net related to performance obligations that were satisfied during the year ended December 31, 2023. The Company will reevaluate the consideration received, and performance obligations satisfied at the end of each reporting period. Such reevaluations may result in a change to the amount of product revenue, net, recognized and deferred revenue.

The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are highly dependent on factors outside of the Company’s control. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue in the period when the related sales threshold is met. All other milestones will be recognized as revenue immediately in the period the achievement of the underlying milestone is probable. Any consideration related to sales-based royalties will be recognized when the related sales occur. No royalty or milestone revenue was recognized during 2023.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 3 – INVESTMENT SECURITIES

Our investments as of December 31, 2023 and 2022 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at December 31, 2023 and 2022:

	December 31, 2023
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2024 and June 2024) (held-to-maturity)	$124,575	$30	$53	$124,552
Total short-term investment securities	$124,575	$30	$53	$124,552

	December 31, 2022
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2023 and December 2023) (held-to-maturity)	$59,374	$—	$1,053	$58,321

Long-term investments:
Obligations of domestic governmental agencies (maturing between January 2024 and February 2024) (held-to-maturity)	12,404	—	429	11,975
Total short-term and long-term investment securities	$71,778	$—	$1,482	$70,296

NOTE 4 – INVENTORY

The following table presents our inventory as of  December 31, 2023 (in thousands):

December 31, 2023
Raw Materials	$ 6,582
Work in Process	31,243
Finished Goods	1,999
Total Inventory	$ 39,824

Inventory is stated at the lower of cost or net realizable value and consists of raw materials, work-in-process and finished goods. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. At  December 31,2023, all our inventory was related to BRIUMVI, which was approved by the FDA on  December 28, 2022, at which time we began to capitalize costs to manufacture BRIUMVI. Prior to FDA approval of BRIUMVI, all costs related to the manufacturing of BRIUMVI and related material were charged to research and development expense in the period incurred. No costs related to the manufacturing of BRIUMVI and the related material were incurred between the approval date and year end 2022, therefore, inventory is not included in the  December 31, 2022 consolidated balance sheet. Inventory that is used for clinical development purposes is expensed to research and development expense when consumed. For December 30, 2023 we determined that a reserve related to BRIUMVI inventory is not required.

NOTE 5 – FAIR VALUE MEASUREMENTS

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following tables provide the fair value measurements of applicable financial liabilities as of December 31, 2023 and 2022:

	Financial liabilities at fair value as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$357	$357
Total	$—	$—	$357	$357

	Financial liabilities at fair value as of December 31, 2022
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$243	$243
Total	$—	$—	$243	$243

The Level 3 amounts above represent the fair value of the 5% Notes and related accrued interest.

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts receivable, accounts payable and loan payable. As of December 31, 2023 and 2022, the fair values of cash and cash equivalents, restricted cash, accounts receivable, and loan and interest payable approximate their carrying value. The carrying value of loan payable on the Company’s balance sheet is estimated to approximate its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics.

We have no Level 1 or Level 2 instruments. Our Level 3 instrument amounts represent the fair value of the 5% Notes and related accrued interest. The following table summarizes the changes in Level 3 instruments for the years ended December 31, 2023 and 2022:

(in thousands)
Balance at January 1, 2022	360
Interest accrued on face value of 5% Notes	1,073
Change in fair value of Level 3 liabilities	(1,190)
Balance at December 31, 2022	$243
Interest accrued on face value of 5% Notes	1,133
Change in fair value of Level 3 liabilities	(1,019)
Balance at December 31, 2023	$357

The change in the fair value of the Level 3 liabilities is reported in other (income) expense in the accompanying consolidated statements of operations.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

During the year ended December 31, 2023, we sold a total of 1,385,700 shares of common stock under the 2022 ATM for aggregate total gross proceeds of approximately $47.1 million at an average selling price of $34.01 per share, resulting in net proceeds of approximately $46.3 million after deducting commissions and other transactions costs. The 2022 WKSI Shelf is currently our only active shelf-registration statement. We may offer any combination of the securities registered under the 2022 WKSI Shelf from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We may need to file additional shelf-registration statements in the future to provide us with the flexibility to raise additional capital to finance our operations as needed.

Treasury Stock

As of December 31, 2023 and 2022, 41,309 shares of common stock are being held in Treasury, at a cost of approximately $0.2 million, representing the fair market value on the date the shares were surrendered to the Company to satisfy employee tax obligations.

Equity Incentive Plans

The TG Therapeutics, Inc. 2022 Incentive Plan (the 2022 Incentive Plan) was approved by stockholders in June 2022 with 17 million shares available to be issued, of which not more than 10 million shares may be issued pursuant to “full-value awards.” Full-value awards include any award other than an option or stock appreciation right and which is settled by the issuance of stock. As of December 31, 2023, 4,631,204 shares of restricted stock and 2,272,500 options were outstanding, and up to an additional 8,751,892 shares were available to be issued under the 2022 Incentive Plan.

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the 2012 Incentive Plan) was approved by stockholders in June 2020. As of December 31, 2023, 5,007,864 shares of restricted stock and 2,424,529 options were outstanding, and no additional shares were available to be issued under the 2012 Incentive Plan as the 2022 Incentive Plan is now the only active incentive plan.

Total stock-based compensation expense included in the consolidated statements of operations was $37.9 million, $19.2 million and $61.3 million during the years ended December 31, 2023, 2022 and 2021, respectively. The $37.9 million is net of $2.9 million of stock-based compensation expense that was capitalized into inventory during the year ended December 31, 2023.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Stock Options

The estimated fair value of the options granted in the years ended December 31, 2023, 2022 and 2021 was determined utilizing the Black-Scholes option-pricing model at the date of grant. The following table summarizes stock option activity for the years ended December 31, 2023, 2022 and 2021:

			Weighted-
			average
		Weighted-	contractual
	Number of	average	term	Aggregate
	shares	exercise price	(in years)	intrinsic value

Outstanding at January 1, 2021	2,526,166	6.99	8.10	$115,472,832
Granted	—	$—
Exercised	(52,694)	4.10
Forfeited	(5,935)	4.10
Expired	—	—
Outstanding at December 31, 2021	2,467,537	$7.06	6.99	$29,503,551
Granted	2,975,000	7.00
Exercised	(142,409)	4.10
Forfeited	(164,443)	7.84
Expired	—	—
Outstanding at December 31, 2022	5,135,685	$7.10	5.09	$25,064,799
Granted	—	—
Exercised	(246,156)	6.08
Forfeited	(192,500)	11.30
Expired	—	—
Outstanding at December 31, 2023	4,697,029	$6.98	4.10	$47,607,209

Exercisable at December 31, 2023	2,133,273	$6.60	4.72	$22,518,984

Total expense associated with stock options was approximately $3.9 million, $3.3 million and $2.9 million during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was approximately $4.1 million of total unrecognized compensation cost related to unvested time-based stock options, which is expected to be recognized over a weighted-average period of 2.6 years. As of December 31, 2023, the stock options outstanding include options granted to both employees and non-employees which are both time-based and milestone-based. Stock-based compensation for milestone-based options will be recorded if and when a milestone becomes probable. We did not recognize stock-based compensation expense during the year ended December 31, 2023 for these stock options.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The fair value of the Company’s option awards granted in each of the following years were estimated using the assumptions below:

Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Volatility	N/A	88.37 - 89.67%	N/A
Expected term (in years)	N/A	3.13 - 4.0	N/A
Risk-free rate	N/A	2.99 - 3.35%	N/A
Expected dividend yield	N/A	—%	N/A

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The restricted stock vesting consists of milestone and time-based vesting. The following table summarizes restricted share activity for the years ended December 31, 2023, 2022 and 2021:

		Weighted-average
		grant date fair
	Number of shares	value
Outstanding at January 1, 2021	10,785,034	13.38
Granted	2,738,974	39.49
Vested	(1,302,737)	18.14
Forfeited	(189,231)	21.80
Outstanding at December 31, 2021	12,032,040	18.67
Granted	5,179,201	12.75
Vested	(6,291,999)	11.28
Forfeited	(2,186,956)	22.44
Outstanding at December 31, 2022	8,732,286	16.12
Granted	3,620,237	13.77
Vested	(2,500,263)	11.98
Forfeited	(213,192)	12.14
Outstanding at December 31, 2023	9,639,068	$17.05

Total compensation expense associated with restricted stock grants was $34.1 million, $15.8 million and $58.4 million during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there was approximately $27.8 million of total unrecognized compensation expense related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 2.7 years. This amount does not include, as of December 31, 2023, 2,470,770 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones. Milestone-based noncash compensation expense will be measured and recorded if and when a milestone becomes probable.

Warrants

The Company’s only outstanding warrants are the warrants issued to Hercules as part of the Loan Agreement, the Amended Loan Agreement and the First Amendment (please refer to Note 7– Loan Payable) to purchase 147,058, 115,042 and 50,172 shares of our common stock with exercise prices of $4.08, $17.95 and $14.70, respectively. See Note 7 for further details. As the warrants could not require cash settlement, the warrants were classified as equity. There will not be any ongoing stock compensation expense volatility associated with these warrants.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 7– LOAN PAYABLE

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

On March 31, 2023 (the First Amendment Effective Date), the Company entered into a First Amendment to the Amended and Restated Loan and Security Agreement (the First Amendment) with Hercules. The First Amendment amended the terms of the Amended Loan Agreement to, among other things: (i) issue an advance of $25.0 million drawn at the First Amendment Effective Date (the Tranche 3A Advance), (ii) provide for the formal expiration of Tranche 2, (iii) change the draw amounts and dates available under subsequent tranches, including splitting the remaining balance of Tranche 3 into two additional advances in an aggregate principal amount of up to $20.0 million, in increments of $10.0 million (a Tranche 3B Advance and a Tranche 3C Advance), decreasing the amount available under Tranche 4 from $65.0 million to $60.0 million, and adding a Tranche 5 of $25.0 million, subject to the achievement of revenue related performance milestones, (iv) extend the interest only period from February 1, 2025 to August 1, 2025 and (v) modify the cash interest rate to be the greater of either (a) the “prime rate” as reported in The Wall Street Journal plus 1.20%, and (b) 8.95%. In addition to the cash interest rate, the principal balance will accrue paid-in-kind interest at a rate of 2.25%, which amount will be capitalized and added to the outstanding principal balance of the Amended Term Loan and payable at the maturity date of the Amended Loan Agreement, as amended. The Amended Loan agreement, as amended, contains financial covenants that require the Company to maintain certain levels of unrestricted cash and additional financial covenants related to market capitalization. As of December 31, 2023, we are in compliance with all financial covenants.

The First Amendment also contains warrant coverage of 2.95% of each advance amount funded. A warrant (the Warrant) was issued by the Company to Hercules to purchase 115,042 shares of common stock with an exercise price of $17.95 for the initial amount funded at the Closing Date. The Warrant shall be exercisable for seven years from the date of issuance. Hercules may exercise the Warrant either by (a) cash or check or (b) through a net issuance conversion. Additionally, a warrant was issued by the Company to Hercules to purchase 50,172 shares of common stock with an exercise price of $14.70 for the amount funded pertaining to the Tranche 3A Advance (the First Amendment Warrant). The First Amendment Warrant shall be exercisable for seven years from the date of issuance. Hercules may exercise the First Amendment Warrant either by (a) cash or check or (b) through a net issuance conversion

In addition, the Company is required to pay a final payment fee equal to 5.95% of the aggregate principal amount of the Term Loan Advances (as defined in the Amended Loan Agreement, as amended) plus 4.95% of the aggregate principal amount of all other advances.

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

The Company evaluated whether the First Amendment represented a debt modification or extinguishment of the Amended Term Loan in accordance with ASC 470-50, Debt – Modifications and Extinguishments. As a result of the modification of terms and no repayment or retirement of the Amended Term Loan, the Amended Term Loan was accounted for by the Company under the modification accounting model. The Company capitalized the facility charge from the First Amendment advance to debt issuance costs and expensed third party fees in the Company’s statement of operations for the year ended December 31, 2023.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company estimated the fair value of the Warrant using the Black-Scholes model based on the following key assumptions:

	The First Amendment	The Amended Loan Agreement	The Loan Agreement
Exercise price	$14.70	$17.95	$4.08
Common share price on date of issuance	$15.04	$19.35	$6.80
Volatility	0.88%	184.40%	195.90%
Risk-free interest rate	3.6%	1.4%	2.6%
Expected dividend yield	—%	—%	—%
Contractual term (in years)	7.00	7.00	7.00

The Company incurred financing expenses of $2.0 million (including the fair value of the First Amendment Warrant) related to the First Amendment which are recorded as debt issuance costs and as an offset to loan payable on the Company’s consolidated balance sheet The debt issuance costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and will be included in interest expense in the Company’s consolidated statements of operations. Amortization of debt issuance costs was $2.4 million, $1.8 million and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, the remaining unamortized balance of debt issuance costs was $5.1 million.

The loan payable as of December 31, 2023 and 2022, is as follows:

	December 31,	December 31,
(in thousands)	2023	2022
Loan payable	$95,000	$70,000
Add: Accreted Liability of final payment fee	10,230	6,667
	105,230	76,667
Less: unamortized debt issuance costs	(5,112)	(5,532)
	100,118	71,135
Less: principal payments	—	—
Total loan payable	100,118	71,135
Less: current portion	—	—
Loan payable non-current	$100,118	$71,135

NOTE 8– LEASES

In October 2014, we entered into an agreement (the Office Agreement) with Fortress Biotech, Inc. (FBIO) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.8 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. At January 1, 2019, we recognized a lease liability and corresponding right-of-use (ROU) asset of $9.5 million and $8.1 million, respectively, based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. The present values of our lease liability and corresponding ROU asset are $10.7 million and $8.1 million, respectively, as of December 31, 2023. Our leases have remaining lease terms of approximately 2 years to 8 years. One lease has a renewal option to extend the lease for an additional term of five years.

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

Operating lease cost was $2.2 million, $2.7 million and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, the weighted-average remaining operating lease term was 5.8 years and the weighted-average discount rate for operating leases was 10.00%. Cash paid for amounts included in the measurement of operating lease liabilities during the year ended December 31, 2023 was $2.4 million.

The balance sheet classification of lease liabilities was as follows:

	December 31,	December 31,
(in thousands)	2023	2022
Liabilities
Lease liability current portion	$1,446	$1,581
Lease liability non-current	9,231	10,344
Total lease liability	$10,677	$11,925

As of December 31, 2023, the maturities of lease liabilities were as follows:

Operating
leases
2024	$2,388
2025	2,100
2026	2,080
2027	1,913
2028	1,827
After 2028	4,715
Total lease payments	15,023
Less: interest	(4,346)
Present value of lease liabilities(*)	$10,677

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 9 – INCOME TAXES

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based upon management's assessment of all available evidence, we believe that it is more-likely-than-not that the deferred tax assets will not be realizable, and therefore, a valuation allowance has been established. The valuation allowance for deferred tax assets was approximately $418.3 million and $400.4 million as of December 31, 2023 and 2022, respectively.

The Tax Cuts and Jobs Act of 2017 (TCJA) included changes to the treatment of research and development expenses under IRC Section 174. Formerly, a company could deduct research and development expenses under IRC Section 174 as incurred. Effective for tax years beginning after December 31, 2021, research and development expenses under IRC Section 174 are required to be capitalized, with an amortization period of 5 years for costs incurred in the U.S. and 15 years for costs incurred in a non-U.S. jurisdiction. The Company incurred approximately $61.8 million of U.S. research and development costs and approximately $13.9 million of non-U.S. research and development costs that were capitalized during the year ended December 31, 2023.

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

As of December 31, 2023, we have U.S. net operating loss carryforwards of approximately $1.4 billion , research and development credit carryforwards (R&D credits) of approximately $45.8 million and business interest expense carryforward of $14.5 million. For income tax purposes, these NOLs and R&D credits will expire in various amounts through 2040. NOLs generated after 2017 and the business interest expense carryforwards do not expire. The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards and R&D credit carryforwards in the case of certain events including significant changes in ownership interests. The Exchange Transaction with TG Bio may have resulted in a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, stock issuance activities may have resulted in a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended. Accordingly, a substantial portion of the Company’s NOLs above may be subject to annual limitations in reducing any future year’s taxable income, and a substantial portion of the R&D Credit carryforwards may be subject to annual limitations in reducing any future year’s tax.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are presented below.

(in thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$316,962	$303,729
Research and development credit	45,806	42,031
Noncash compensation	12,275	10,325
Disallowed interest	3,328	3,882
Capitalized R&D Expenses	36,613	39,411
Other	3,333	985
Deferred tax asset, excluding valuation allowance	418,317	400,363

Less valuation allowance	(418,317)	(400,363)
Net deferred tax assets	$—	$—

There was approximately $0.4 million of current income tax expense for the year ended December 31, 2023. Income tax expense differed from amounts computed by applying the US federal income tax rate of 21% for the years ending December 31, 2023, 2022 and 2021, to pretax income (loss) as follows:

	For the year ended December 31,
(in thousands)	2023	2022	2021

Loss before income taxes, as reported in the consolidated statements of operations	$13,062	$(198,335)	$(348,101)

Computed “expected” tax benefit	$2,743	$(41,650)	$(73,101)

Increase (decrease) in income taxes resulting from:
Expected benefit from state and local taxes	111	(7,242)	(3,445)
Research and development credits	(3,430)	(6,389)	(8,337)
Officer Compensation Limitation	1,167	4,391	439
Other	(179)	374	428
Stock options	(12,445)	17,599	(6,726)
Change in state tax rates	(5,531)	-	-
Change in the balance of the valuation allowance for deferred tax assets	17,954	32,917	90,742
	$390	$—	$—

We file income tax returns in the U.S federal and various state and local jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2020. However, NOLs and tax credits generated from those prior years could still be adjusted upon audit.

The Company would recognize interest and penalties, if any, to uncertain tax position in income tax expense in the statement of operations. There was no accrual for interest and penalties related to uncertain tax positions for 2023. We do not believe that there will be a material change in our unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 10 – LICENSE AGREEMENTS

BRIUMVI (Ublituximab)

In January 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the LFB License Agreement). Under the terms of the LFB License Agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. For the period ended December 31, 2023, we have incurred expenses of approximately $31.0 million related to the achievement of certain milestones of the LFB License Agreement. These expenses are included in other research and development expenses in the accompanying consolidated statements of operations. As of  December 31, 2023, we had approximately zero recorded in accounts payable related to the LFB License Agreement.

LFB Group is eligible to receive future payments of approximately $6.0 million, upon our successful achievement of certain regulatory milestones, in addition to royalty payments on net sales of ublituximab at a royalty rate in the high-single digits. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party. During the year ended December 31, 2023, the Company recorded $8.7 million related to the worldwide royalty due under the LFB  License Agreement in cost of  revenue based on U.S. sales of BRIUMVI and as of December 31, 2023, approximately $3.9 million in royalties were payable under the LFB License Agreement.

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $0.2 million for each of the years ended December 31, 2023, 2022 and 2021, and at December 31, 2023 and 2022, have deferred revenue of approximately $0.3 million and $0.5 million, respectively, associated with this $2 million payment.

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of ublituximab in the sublicense territory.

In July 2023, the Company entered into the Commercialization Agreement with Neuraxpharm. The Company granted Neuraxpharm the exclusive right to commercialize BRIUMVI in certain territories outside the United States, Canada, and Mexico, the commercialization rights for which had been previously retained by the Company, thus, and excluding certain Asian countries subject to previously existing partnerships. Under the terms of the Commercialization Agreement, the Company received a one-time, non-refundable payment of $140.0 million upon contract execution (please refer to Note 2 – Revenue). The Company is eligible to receive an additional $12.5 million upon first key market commercial launch in the EU and up to an additional $492.5 million in milestone-based payments on achievement of certain launch and commercial milestones. In addition, TG will receive tiered double-digit royalties on net product sales up to 30%. In the event of a change of control of the Company (as defined in the Commercialization Agreement), the Company retains an option to buy back all rights under the Commercialization Agreement for a period of two years thereafter.

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

UKONIQ (umbralisib)

On September 22, 2014, we exercised our option to license the global rights to umbralisib, thereby entering into an exclusive licensing agreement (the TGR-1202 License) with Rhizen Pharmaceuticals, SA (Rhizen) for the development and commercialization of umbralisib. As of December 31, 2023, we have incurred approximately $24.0 million related to the achievement of certain milestones of the Umbralisib License.

Under the terms of the TGR 1202 License, Rhizen is eligible to receive approval and sales-based milestone payments in the aggregate of approximately $175 million payable. For the year ended December 31, 2021, we paid Rhizen $12.0 million as part of a primary indication approval milestone for launch of product in the US in accordance with the terms of the Umbralisib License. Additionally, Rhizen receives tiered royalties that escalate from high single digits to low double digits on any net sales of umbralisib. UKONIQ was officialy withdrawn from the market in May 2022 and all commercialization activities were discontinued. As a result of the withdrawal, during the year ended December 31, 2023, the Company recorded zero related to the worldwide royalty due under the Umbralisib License in cost of revenue based on U.S. sales of UKONIQ, and as of December 31, 2023, no royalties were payable under the Umbralisib License. Due to the withdrawal of UKONIQ from the U.S. market and discontinuation of all commercialization activities, we do not expect to incur any additional costs related to this license agreement.

TG-1501: Cosibelimab

In March 2015, we entered into a Global Collaboration Agreement (Collaboration Agreement) with Checkpoint for the development and commercialization of anti-PD-L1 and anti-GITR antibody research programs in the field of hematological malignancies. The Collaboration Agreement was amended in June 2019 and in March of 2020. We incurred expenses of approximately $0.1 million for each of the years ended December 31, 2023, 2022 and 2021, the majority of which relates to manufacturing expenses, clinical study expenses and milestone payments of PD-L1. The relevant expenses are recorded in other research and development in the accompanying consolidated statements of operations.

NOTE 11 – RELATED PARTY TRANSACTIONS

In July 2015, we entered into a Shared Services Agreement (the Shared Services Agreement) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.9 million, $1.3 million and $0.9 million for shared services for the years ended December 31, 2023, 2022 and 2021, respectively, primarily related to shared personnel. Mr. Weiss, our Chairman and Chief Executive Officer, also serves as a director and Executive Vice Chairman, Strategic Development of FBIO.

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

Please refer to Note 8 - Leases for details regarding the Office Agreement with FBIO, as well as Note 10 - License Agreements for details regarding the Collaboration Agreement with Checkpoint.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2023, we have known contractual obligations; commitments and contingencies of $115.4 million related to our short- and long-term liabilities and operating lease obligations.

		Less than			More than
Payment due by period (in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Contractual obligations
Operating leases	$15,023	$2,388	$4,180	$3,740	$4,715
Long-term debt	100,403	—	100,403	—	—
Total	$115,426	$2,388	$104,583	$3,740	$4,715

Leases

See Note 8 - leases for a detailed description of our lease arrangements in New York, New Jersey and North Carolina. Total rental expense was approximately $2.2 million, $2.7 million and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Future minimum lease commitments as of December 31, 2023, in the aggregate total approximately $15.0 million through July 31, 2031. The preceding table shows future minimum lease commitments, which include our office leases in New York, New Jersey, and North Carolina by year as of December 31, 2023.

Loan Payable

See Note 7 – Loan payable for a detail description of our loan agreement.

NOTE 13 – Subsequent Events

Precision Bio

On January 7, 2024, TG and its wholly-owned subsidiary, TG Cell Therapy, Inc., entered into a License Agreement (the Precision License Agreement) with Precision BioSciences, Inc. (Precision), pursuant to which Precision granted the Company certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize Precision’s allogeneic CAR T therapy azercabtagene zapreleucel (azer-cel) for the treatment of autoimmune and other non-oncology diseases and conditions (collectively, the Field).

Pursuant to the Precision License Agreement, the Company will make an upfront payment to Precision of $7.5 million, consisting of (i) $5.25 million in cash and (ii) $2.25 million, as an equity investment, for the purchase of 2,920,816 shares of Precision’s common stock at a price of $0.77 per share. Within 12 months of the Precision License Agreement, the Company will make a deferred payment of $2.5 million to Precision, consisting of an equity investment in Precision’s common stock at a 100% premium to the 30-day volume-weighted average price (the 30-day VWAP) prior to purchase. Upon achievement of certain near-term clinical or time-based milestones, the Company will make a $7.5 million payment to Precision, a portion of which will also be an equity investment in Precision’s common stock at a 100% premium to the 30-day VWAP prior to purchase. Precision will be eligible to receive up to $288 million in additional milestone payments based on the achievement of certain clinical, regulatory, and commercial milestones. In addition, the Company is obligated to pay Precision high-single-digit to low-double-digit royalties on net sales of the licensed product on a country-by-country basis until the latest to occur of patent expiration, loss of regulatory exclusivity, and a period of ten years following the first commercial sale of the licensed product in such country. The Company has also agreed to make certain payments to Precision’s licensors during the term of the Precision License Agreement.

Ex-U.S. BRIUMVI Launch

On February 26, 2024, TG announced that its ex-US partner, Neuraxpharm launched BRIUMVI in Europe, for the treatment of adults patients with relapsing forms of multiple sclerosis (RMS), who have active disease defined by clinical or imaging features. The launch commenced in Germany, with additional launches throughout Europe to follow. In accordance with the ex-US commercialization agreement, TG will receive a milestone payment of $12.5 million for the first launch of BRIUMVI in a European country.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: February 29, 2024	By:	/s/ Michael S. Weiss
Michael S. Weiss
Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Michael S. Weiss and Sean A. Power, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or any of his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on February 29, 2024, and in the capacities indicated:

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