Form 10-Q
period 2024-03-31
TG THERAPEUTICS, INC.
filed 2024-05-06
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐ No ☒

There were 154,542,945 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 2, 2024.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2024

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the Securities Act), and the Securities Exchange Act of 1934, as amended (the Exchange Act), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these words or other comparable terminology, although not all forward-looking statements contain these identifying words.

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

●	our ability to obtain sufficient capital to fund our planned operations;
●	our financial performance and cash burn management;
●	our ability to maintain or obtain adequate product liability and other insurance coverage;
●	developments relating to our competitors and our industry;
●	the effects on our company of future regulatory developments or legislative actions, including changes in healthcare, environmental and other laws and regulations to which we are subject;
●	prevailing economic, market and business conditions;
●	our ability to retain, attract and hire key personnel; and
●	fluctuations in the trading price of our common stock.

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

●

Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials. Moreover, interim, “top-line” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be impacted, as more patient data or additional endpoints are analyzed.

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

The foregoing is only a summary of some of our risks. These and other risks are discussed more fully in the section entitled “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q (our Risk Factors).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$75,477	$92,933
Short-term investment securities	134,308	124,575
Accounts receivable, net	64,982	51,093
Inventories	77,719	39,823
Prepaid research and development and other current assets	8,095	9,519
Total current assets	360,581	317,943
Restricted cash	1,289	1,285
Long-term investment securities	1,320	—
Right of use assets	7,906	8,050
Leasehold interest, net	1,362	1,415
Equipment, net	66	95
Goodwill	799	799
Total assets	$373,323	$329,587

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$87,266	$38,471
Other current liabilities	4,064	1,479
Lease liability – current portion	1,383	1,446
Deferred revenue - current portion	3,373	152
Accrued compensation	3,598	12,172
Total current liabilities	99,684	53,720
Deferred revenue, non-current portion	3,244	6,016
Loan payable – non-current	101,326	100,118
Lease liability – non-current	8,960	9,231
Total liabilities	213,214	169,085
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share (175,000,000 shares authorized, 154,607,052 and 151,465,598 shares issued, 154,565,743 and 151,424,289 shares outstanding at March 31, 2024 and December 31, 2023, respectively)	155	151
Additional paid-in capital	1,685,256	1,674,946
Treasury stock, at cost, 41,309 shares at March 31, 2024 and December 31, 2023	(234)	(234)
Accumulated deficit	(1,525,068)	(1,514,361)
Total stockholders’ equity	160,109	160,502
Total liabilities and stockholders’ equity	$373,323	$329,587

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2024	2023
Revenue:
Product revenue, net	$50,488	$7,765
License, milestone, royalty and other revenue	12,986	38
Total revenue	$63,474	$7,803

Costs and expenses:
Cost of revenue	5,441	857
Research and development:
Noncash compensation	2,452	1,584
Other research and development	30,270	14,286
Total research and development	32,722	15,870

Selling, general and administrative:
Noncash compensation	6,887	5,240
Other selling, general and administrative	27,694	22,828
Total selling, general and administrative	34,581	28,068

Total costs and expenses	72,744	44,795

Operating loss	(9,270)	(36,992)

Other expense (income):
Interest expense	2,288	2,844
Other income	(880)	(604)
Total other expense (income), net	1,408	2,240

Net loss before taxes	$(10,678)	$(39,232)
Income taxes	$29	—
Net loss	$(10,707)	$(39,232)

Basic and diluted net loss per common share	$(0.07)	$(0.28)

Weighted-average shares used in computing basic and diluted net loss per common share	146,209,213	140,312,269

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2023	146,426,697	$146	$1,585,708	41,309	$(234)	$(1,527,033)	$58,587
Issuance of common stock in connection with exercise of options	66,701	*	363	—	—	—	363
Issuance of restricted stock	3,017,736	3	(3)	—	—	—	—
Warrants issued with debt financing	—	—	595	—	—	—	595
Forfeiture of restricted stock	(73,787)	*	—	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	7,120	—	—	—	7,120
Net loss	—	—	—	—	—	(39,232)	(39,232)
Balance at March 31, 2023	149,437,347	149	1,593,783	41,309	(234)	(1,566,265)	27,433

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2024	151,465,598	$151	$1,674,946	41,309	$(234)	$(1,514,361)	$160,502
Issuance of common stock in connection with exercise of options	2,500	0	10				10
Issuance of restricted stock	3,304,468	4	(4)				—
Forfeiture of restricted stock	(165,514)	0	—				—
Compensation in respect of restricted stock granted to employees, directors and consultants			10,304				10,304
Net loss						(10,707)	(10,707)
Balance at March 31, 2024	154,607,052	155	1,685,256	41,309	(234)	(1,525,068)	160,109

*Amount less than one thousand dollars

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(10,707)	$(39,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	9,339	6,823
Depreciation and amortization	29	68
Amortization of premium (discount) on investment securities	(1,670)	(301)
Amortization of debt issuance costs	639	461
Amortization of leasehold interest	53	53
Noncash change in lease liability and right of use asset	407	491
Change in fair value of equity investments	(195)	—
Change in fair value of notes payable	(35)	59
Changes in assets and liabilities:
Increase in inventory	(36,931)	(26,924)
Decrease (increase) in other current assets	1,490	(2,623)
Increase in accounts receivable	(13,889)	(8,623)
Increase in accounts payable and accrued expenses	40,222	9,858
Decrease in lease liabilities	(596)	(593)
Increase in other current liabilities	3,035	619
Increase (decrease) in deferred revenue	602	(38)
Net cash used in operating activities	(8,207)	(59,902)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term securities	73,401	16,000
Investment in held-to-maturity securities	(81,531)	(22,168)
Investment in long-term securities	(1,125)	—
Net cash used in investing activities	(9,255)	(6,168)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	10	363
Proceeds from debt financings		25,000
Financing costs paid		(125)
Net cash provided by financing activities	10	25,238

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(17,452)	(40,832)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	94,218	103,577

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$76,766	$62,745

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$75,477	$61,469
Restricted cash	1,289	1,276
Total cash, cash equivalents and restricted cash	$76,766	$62,745

Cash paid for:
Interest	$2,448	$1,749

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

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

TG Therapeutics is a fully-integrated, commercial stage, biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell diseases. In addition to a research pipeline including several investigational medicines, TG has received approval from the United States Food and Drug Administration (FDA) for BRIUMVI (ublituximab-xiiy) for the treatment of adult patients with relapsing forms of multiple sclerosis (RMS), to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults. TG also received approval for BRIUMVI by the European Commission (EC) in the European Union (EU), and the Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom (UK), for the treatment of adult patients with RMS who have active disease defined by clinical or imaging features. TG continues to actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023. The accompanying condensed December 31, 2023 balance sheet has been derived from these statements. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Liquidity and Capital Resources

Historically, we have incurred operating losses since our inception; however, the Company experienced a net profit during the twelve months ended December 31, 2023 due to a $140.0 million non-refundable upfront payment recognized as license revenue in the third quarter of 2023 as part of our ex-U.S. commercialization agreement (the Commercialization Agreement) with Neuraxpharm Pharmaceuticals, S.L. (Neuraxpharm) (see Note 2 for more information). We expect to continue to incur operating losses in the near term and may never become profitable. As of March 31, 2024, we have an accumulated deficit of $1.5 billion.

Our major sources of cash have been proceeds from private placements and public offerings of equity securities, from our loan and security agreements executed with Hercules Capital, Inc. (Hercules) (see Note 7 for more information), and the upfront payment from the Commercialization Agreement (see Note 2 for more information). Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. During the three months ended  March 31, 2024, we generated $50.5 million in product revenue from drug sales of BRIUMVI. BRIUMVI first became commercially available in the United States in January of 2023. Even with the commercialization of BRIUMVI and the possible future commercialization of our other drug candidates, we may not become profitable. Our ability to achieve profitability depends on our ability to generate revenue and many other factors, including our ability to successfully commercialize our drug candidates alone or in partnership; successfully complete any post-approval regulatory obligations; and our ability to maintain or obtain regulatory approval for our drug candidates. We may continue to incur operating losses even now that we are generating revenues from BRIUMVI.

As of March 31, 2024, we had $209.8 million in cash and cash equivalents, and investment securities. The Company believes its existing cash, cash equivalents, and investment securities, combined with projected revenues associated with the sale of BRIUMVI in the U.S. and ex-U.S., will be sufficient to fund its anticipated operating cash requirements for at least twelve months following the date of this filing.

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

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K, except as updated herein or as it relates to revenue recognition, accounts receivable, inventory, cost of revenue, equity securities, and the adoption of new accounting standards during the three months ended March 31, 2024. Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Trade Discounts and Allowances: The Company provides its customers with discounts that are explicitly stated in the applicable contracts and are recorded in the period the related product revenue is recognized. In addition, the Company also receives sales order management, inventory management, and data services from its customers in exchange for certain fees.

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

As of March 31, 2024, the Company has not received any returns related to sales of BRIUMVI.

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

Accounts Receivable

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns and chargebacks. Our contracts with customers have standard payment terms. We analyze accounts that are past due for collectability, and regularly evaluate the creditworthiness of our customers so that we can properly assess and respond to changes in their credit profiles. As of March 31, 2024, we determined an allowance for expected credit losses related to outstanding accounts receivable was currently not required based upon our review of contractual payment terms and individual customer circumstances.

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

Inventory

Inventories are stated at the lower of cost or estimated net realizable value with cost based on the first-in-first-out method (FIFO). The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated net realizable value in the period in which the impairment is first identified. Such impairment charges, if they occur, are recorded within cost of revenue.

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

Equity Securities

Our equity securities consist of common stock of Precision BioSciences, Inc. (Precision). Equity securities are recognized at their fair value in accordance with ASC 321, Investments – Equity Securities. Forward contracts to purchase equity securities that do not qualify as derivatives under ASC 815 are accounted for in accordance with ASC 321. These forward contracts are recorded at fair value at the balance sheet date. See Note 5 for further details.

Net Income (Loss) Per Common Share

Basic net income (loss) per share of our common stock is calculated by dividing net income (loss) applicable to the common stock by the weighted-average number of shares of our common stock outstanding for the period. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, and restricted stock, which would result in the issuance of incremental shares of common stock. The impact of these items is anti-dilutive during periods of net loss. Therefore, basic and diluted net income (loss) per share were the same for all periods presented in the unaudited condensed consolidated statement of operations.

The following table summarizes our potentially dilutive securities at March 31, 2024 and 2023:

	As of
	March 31,
	2024	2023
Unvested restricted stock	9,898,448	9,000,857
Options	4,694,529	4,876,484
Warrants	312,272	312,272
Shares issuable upon note conversion	21,167	20,136
Total	14,926,416	14,209,749

NOTE 2 REVENUE

As discussed in Note 1, revenues are recognized under guidance within ASC 606. The following table presents our disaggregated revenue for the periods presented (in thousands):

(in thousands)	Three months ended March 31,
	2024	2023
Total product revenue, net	$50,488	$7,765
License Revenue	38	38
Milestone Revenue	12,500	-
Royalty Revenue	33	-
Other Revenue	415	-
Total Revenue	$63,474	$7,803

Product revenue, net

For the three months ended March 31, 2024 and March 31, 2023, our only source of product revenue has been from U.S. sales of BRIUMVI which we began shipping to our customers in January 2023.

As of March 31, 2024, approximately $15.0 million of gross-to-net accruals have been recorded as a reduction of accounts receivable, net and within accounts payable and accrued expenses on the condensed consolidated balance sheets.

License Agreements

Neuraxpharm Commercialization Agreement

On July 28, 2023, the Company entered into an ex-U.S. commercialization agreement (the Commercialization Agreement) with Neuraxpharm. The Company granted Neuraxpharm the exclusive right to commercialize BRIUMVI in territories outside the United States, Canada, and Mexico, which are retained by the Company, and excluding certain Asian countries of which the Company previously partnered (the Territory). In addition, the Company will perform certain development and regulatory activities for Neuraxpharm to support its obligations under the Commercialization Agreement to secure and maintain the regulatory approvals required to sell BRIUMVI in the Territory. As part of the overall arrangement, the Company has agreed to supply BRIUMVI to Neuraxpharm throughout the term of the Commercialization Agreement.

In consideration for entering the Commercialization Agreement, the Company received a non-refundable upfront payment of $140.0 million. The Company will also receive tiered double-digit royalties up to 30% on net product sales in the Territory and is eligible to receive sales-based or other milestone payments totaling up to $492.5 million.

The Company evaluated the Commercialization Agreement under ASC 606 and concluded that Neuraxpharm represents a customer in the transaction. In accordance with this guidance, the Company identified the following commitments under the arrangement: (i) the exclusive right to develop, sell, offer to sell and import the Product in the Territory (the License); (ii) certain development and regulatory activities (Development and Regulatory Activities).

The License to the Company’s intellectual property represents a distinct performance obligation, therefore, the $140.0 million non-refundable upfront payment related to this performance obligation was recognized as License Revenue in the third quarter of 2023.

The Development and Regulatory Activities performance obligation is satisfied over time because Neuraxpharm simultaneously receives and consumes the benefits provided by the Company’s performance of the services. Therefore, revenue is recognized as the activities are completed by the Company.  For the three months ended  March 31, 2024, the Company recognized Other Revenue of $0.4 million related to the Development and Regulatory Activities.

The arrangement also provides Neuraxpharm with the right to make optional purchases of BRIUMVI (the Supply of Licensed Product). These optional purchases are accounted for as a separate contract when the right to purchase BRIUMVI is exercised. The consideration for optional purchases of BRIUMVI by Neuraxpharm approximates the price that a customer in the Territory would be willing to pay for these goods.

The performance obligation related to the Supply of Licensed Product is met when control of the product passes to Neuraxpharm. The consideration received from Neuraxpharm for the supply of BRIUMVI will be recognized by the Company as a component of product revenue, net.  As of March 31, 2024, the Company has an unconditional right to receive $0.4 million in consideration from Neuraxpharm related to the performance obligation to supply BRIUMVI, that is recorded as accounts receivable, net. The related performance obligation to supply BRIUMVI has not yet been satisfied, and therefore, as of March 31, 2024, $6.5 million has been recorded as deferred revenue. The Company will reevaluate the consideration received, and performance obligations satisfied, at the end of each reporting period. Such reevaluations may result in a change to the amount of product revenue, net, recognized and deferred revenue.

The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are highly dependent on factors outside of the Company’s control. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue in the period when the related sales threshold is met. All other milestones will be recognized as revenue immediately in the period the achievement of the underlying milestone is probable. During the three months ended March 31, 2024 the Company received a $12.5 million milestone payment for the first key market commercial launch of BRIUMVI in the EU. Any consideration related to sales-based royalties will be recognized when the related sales occur. Royalty revenue of less than $0.1 million was recognized during the three months ended March 31, 2024.

NOTE 3 INVESTMENT SECURITIES

Our short-term investments as of March 31, 2024 and December 31, 2023 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our short-term investment securities at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between April 2024 and September 2024) (held-to-maturity)	$134,308	$—	$28	$134,280
Total short-term investments	$134,308	$—	$28	$134,280

	December 31, 2023
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2024 and June 2024) (held-to-maturity)	$124,575	$30	$53	$124,552
Total short-term investments	$124,575	$30	$53	$124,552

Our long-term investments as of March 31, 2024 include shares of common stock of Precision. The fair market value of these equity securities as of March 31, 2024 was $1.3 million. For the three months ended March 31, 2024, we recorded an unrealized gain of $0.2 million based on the change in fair value of Precision’s common stock during the period. See Note 5 for further details.

NOTE 4 INVENTORY

The following table presents our inventory as of March 31, 2024 (in thousands):

March 31, 2024
Raw Materials	$1,712
Work in Process	74,104
Finished Goods	1,903
Total Inventory	$77,719

Inventory is stated at the lower of cost or net realizable value and consists of raw materials, work-in-process and finished goods. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Inventory that is used for clinical development purposes is expensed to research and development expense when consumed.

At March 31, 2024, all our inventory was solely related to BRIUMVI, which was approved by the FDA on December 28, 2022, at which time we began to capitalize costs to manufacture BRIUMVI. Prior to the FDA approval of BRIUMVI, all costs related to the manufacturing of BRIUMVI and related material were charged to research and development expense in the period incurred. Inventory that is used for clinical development purposes is expensed to research and development expense when consumed.

The work in process materials consist primarily of bulk drug substance, which has a multi-year shelf life.  When the bulk drug substance is manufactured into BRIUMVI finished goods, those finished goods have a shelf life of three years from the date of manufacture.  Our expectation is to sell finished goods at least twelve months prior to expiration. Due to our long manufacturing lead time, it was necessary to buildup inventory in support of BRIUMVI forecasted sales, to ensure appropriate safety stock levels, and meet our commitment to supply BRIUMVI to Neuraxpharm related to the Commercialization Agreement. As a result of being in the early stages of the BRIUMVI product launch, the Company is continuing to evaluate the length of its operating cycle.

On a quarterly basis, the Company analyzes our inventory levels for excess quantities and obsolescence (expiration), taking into account factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf-life. At March 31, 2024, we determined that a reserve related to BRIUMVI inventory for excess quantities and obsolescence is not required. In addition, since FDA approval of BRIUMVI, the Company has not recorded any inventory write downs.

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

Equity Investments and Forward Contract Liabilities

On January 7, 2024, (the Precision Effective Date) the Company and its wholly-owned subsidiary, TG Cell Therapy, Inc., (TG Cell) entered into a License Agreement (the Precision License Agreement) with Precision, pursuant to which Precision granted the Company certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize Precision’s allogeneic CAR T therapy azercabtagene zapreleucel (azer-cel) for the treatment of autoimmune and other non-oncology diseases and conditions.

Pursuant to the Precision License Agreement, the Company made an upfront payment to Precision of $7.5 million, consisting of (i) $5.25 million in cash and (ii) $2.25 million (the Upfront Precision Stock Payment), as an equity investment, for the purchase of 2,920,816 shares of Precision’s common stock at a price of $0.77 per share. The Company paid a premium for the shares which was recorded in research and development expense as part of the cost of the Precision License Agreement. Precision subsequently had a 30-to-1 reverse stock split in February 2024. The shares purchased with the Upfront Precision Stock Payment are classified as an equity investment and are recognized at fair market value as of March 31, 2024.

Within 12 months following the Precision Effective Date, the Company will make a one-time payment to Precision equal to $2.5 million (the Deferred Precision Stock Payment). Upon receipt of such payment, Precision shall issue to the Company the number of shares of Precision common stock (the Precision Shares) (rounded down to the nearest whole share) obtained by dividing the Deferred Precision Stock Payment by 200% of the weighted average share price of the Precision common stock (the Precision Share Price) for the thirty (30) trading days preceding the date on which Precision receives the payment. The Deferred Precision Stock Payment was recorded to research and development License Fees as part of the cost of the Precision License Agreement in the three months ended March 31, 2024, and is classified as a forward contract liability recognized at fair market value in Other Current Liabilities as of March 31, 2024, in accordance with ASC 321.

Upon the achievement of a clinical and regulatory milestone event (Milestone Event 1), the Company will make a one-time payment to Precision equal to $2.3 million (the Milestone 1 Precision Stock Payment). Upon receipt of such payment, Precision shall issue to the Company the Precision Shares (rounded down to the nearest whole share) obtained by dividing the Milestone 1 Precision Stock Payment by 200% of the weighted average share price of the Precision common stock (the Precision Share Price) for the thirty (30) trading days preceding the achievement of Milestone Event 1. The Milestone 1 Precision Stock Payment was recorded to research and development License Fees as part of the cost of the Precision License Agreement in the three months ended March 31, 2024, and is classified as a forward contract liability recognized at fair market value in Other Current Liabilities as of March 31, 2024, in accordance with ASC 321.

5% Notes

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

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts receivable, accounts payable and loan payable. As of March 31, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, accounts receivable, and loan and interest payable approximate their carrying value. The carrying value of loan payable on the Company’s balance sheet is estimated to approximate its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics.

The following tables provide the fair value measurements of applicable financial assets and liabilities as of March 31, 2024 and December 31, 2023:

	Financial assets and liabilities at fair value as of March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total

Equity Investments	$1,320	$—	$—	$1,320
Total Assets	$1,320	$—	$—	$1,320

Forward Contract Liabilities	$—	$2,471	$—	$2,471
5% Notes	$—	$—	$322	$322
Total Liabilities	$—	$2,471	$322	$2,793

	Financial assets and liabilities at fair value as of December 31, 2023
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$357	$357
Total Liabilities	$—	$—	$357	$357

Our equity investments classified as Level 1 were valued using their respective closing stock price on the Nasdaq Stock Market. We did not experience any transfers of financial instruments between the fair value hierarchy levels during the three months ended March 31, 2024. Our forward contract liabilities classified as Level 2 were valued using Precision's closing stock price on the Nasdaq Stock Market. Our Level 3 instrument amounts represent the fair value of the 5% Notes and related accrued interest.

The change in the fair value of the Level 1 assets and Level 2 and Level 3 liabilities is reported in other (income) expense in the accompanying condensed consolidated statements of operations.

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

We had no activity on the 2022 ATM during the three months ended March 31, 2024 and 2023.

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

Equity Incentive Plans

The TG Therapeutics, Inc. 2022 Incentive Plan (the 2022 Incentive Plan) was approved by stockholders in June 2022 with 17,000,000 shares available to be issued, of which not more than 10,000,000 shares may be issued pursuant to “full-value awards.” Full-value awards include any award other than an option or stock appreciation right and which is settled by the issuance of stock. As of March 31, 2024, 7,181,941 shares of restricted stock and 2,272,500 options were outstanding and up to an additional 5,582,801 shares were available to be issued under the 2022 Incentive Plan.

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the 2012 Incentive Plan) was approved by stockholders in June 2020. As of March 31, 2024, 4,216,538 shares of restricted stock and 2,422,029 options were outstanding, and no additional shares were available to be issued under the 2012 Incentive Plan as the 2022 Incentive Plan is currently the Company's only active incentive plan.

Stock-based compensation expense included in the condensed consolidated statements of operations was $9.3 million and $6.8 million for the three months ended March 31, 2024 and 2023, respectively. The $9.3 million and the $6.8 million for the three months ended March 31, 2024 and 2023, respectively, is net of $1.0 million and $0.3 million of stock-based compensation expense that was capitalized into inventory, respectively.

Stock Options and Restricted Stock

The following table summarizes the activity for stock options and restricted stock for the three months ended March 31, 2024:

	Stock Options	Restricted Stock
Equity awards outstanding, beginning of year	4,697,029	9,639,068
Changes during the year:
Granted	—	3,304,468
Exercised or vested	(2,500)	(1,379,543)
Expired or Forfeited	—	(165,514)
Equity awards outstanding, end of period	4,694,529	11,398,479

As of March 31, 2024, total compensation cost related to unvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized were as follows:

(in thousands)	Stock Options	Restricted Stock
Unrecognized compensation cost	$3,309	$55,066
Expected weighted-average period in years of compensation cost to be recognized	2.3	3.2

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

On March 31, 2023 (the First Amendment Effective Date), the Company entered into a First Amendment to the Amended and Restated Loan and Security Agreement (the First Amendment) with Hercules. The First Amendment amended the terms of the Amended Loan Agreement to, among other things, (i) issue an advance of $25.0 million drawn at the First Amendment Effective Date (the Tranche 3A Advance), (ii) formal expiration of Tranche 2, (iii) change the draw amounts and dates available under subsequent tranches, including splitting the remaining balance of Tranche 3 into two additional advances in an aggregate principal amount of up to $20.0 million, in increments of $10.0 million (the Tranche 3B Advance and the Tranche 3C Advance), decreasing the amount available under Tranche 4 from $65.0 million to $60.0 million, and adding a Tranche 5 of $25.0 million, subject to the achievement of revenue related performance milestones, (iv) extend the interest only period from February 1, 2025 to August 1, 2025, and (v) modify the cash interest rate to be the greater of either (a) the “prime rate” as reported in The Wall Street Journal plus 1.20%, and (b) 8.95%. In addition to the cash interest rate, the principal balance will accrue paid-in-kind interest at a rate of 2.25%, which amount will be capitalized and added to the outstanding principal balance of the Amended Term Loan and payable at the maturity date of the Amended Loan Agreement. The First Amendment contains financial covenants that require the Company to maintain certain levels of unrestricted cash and additional financial covenants related to market capitalization. As of March 31, 2024, we are in compliance with all financial covenants.

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

The Company incurred financing expenses of $2.0 million (including the fair value of the First Amendment Warrant) related to the First Amendment which are recorded as debt issuance costs and as an offset to loan payable on the Company’s consolidated balance sheet. The debt issuance costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and will be included in interest expense in the Company’s consolidated statements of operations. Amortization of debt issuance costs was $0.6 million and $0.5 million for the three months ended March 31, 2024, and 2023, respectively. At March 31, 2024, the remaining unamortized balance of debt issuance costs was $4.5 million.

The loan payable as of March 31, 2024 and December 31, 2023, is as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Loan payable	$95,000	$95,000
Add: Accreted Liability of final payment fee	10,799	10,230
	105,799	105,230
Less: unamortized debt issuance costs	(4,473)	(5,112)
	101,326	100,118
Less: principal payments	—	—
Total loan payable	101,326	100,118
Less: current portion	—	—
Loan payable non-current	$101,326	$100,118

NOTE 8 LEASES

In October 2014, we entered into an agreement (the Office Agreement) with Fortress Biotech, Inc. (FBIO) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.8 million under the Office Agreement. We began to occupy this space in April 2016, with rental payments beginning in the third quarter of 2016. Also, in connection with this Office Agreement, we have pledged $1.3 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying condensed consolidated balance sheets.

In October 2019, we finalized a five-year lease for office space in New Jersey (the NJ Lease). We approximate an average annual rental obligation of $0.3 million under the NJ Lease. We took possession of this space in October 2019, with rental payments beginning in November 2019. We incurred rental expense of $0.1 million for the three months ended March 31, 2024.

In October 2021, we finalized a five-year lease for office space in North Carolina (the NC Lease). We approximate an average annual rental obligation of $0.2 million under the NC Lease. We took possession of this space in February 2022, with rental payments beginning in April 2022. We incurred rental expense of $0.1 million for the three months ended March 31, 2024.

At January 1, 2019, we recognized a lease liability and corresponding Right-of-Use (ROU) asset of $9.5 million and $8.1 million, respectively, based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. The present values of our lease liability and corresponding ROU asset are $10.3 million and $7.9 million, respectively, as of March 31, 2024. Our leases have remaining lease terms of 9 months to 7 years. One lease has a renewal option to extend the lease for an additional term of two years. The following components of lease expense are included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,	March 31,
(in thousands)	2024	2023
Operating lease cost	$600	$544
Net lease cost	$600	$544

As of March 31, 2024, the weighted-average remaining operating lease term was 5.8 years and the weighted-average discount rate for operating leases was 10.01%. Cash paid for amounts included in the measurement of operating lease liabilities during the three months ended March 31, 2024 was $0.6 million. The balance sheet classification of lease liabilities was as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Liabilities
Lease liability current portion	$1,383	$1,446
Lease liability non-current	8,960	9,231
Total lease liability	$10,343	$10,677

As of March 31, 2024, the maturities of lease liabilities were as follows:

Operating
(in thousands)	leases
Remainder of 2024	$1,792
2025	2,100
2026	2,080
2027	1,913
2028	1,827
After 2029	4,715
Total lease payments	14,427
Less: interest	(4,084)
Present value of lease liabilities(*)	$10,343

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

NOTE 9 LICENSE AGREEMENTS

BRIUMVI (Ublituximab)

In January 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the LFB License Agreement). Under the terms of the LFB License Agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. As of March 31, 2024, we have incurred approximately $31.0 million in expense related to the achievement of certain milestones of the LFB License Agreement.

LFB Group is eligible to receive royalty payments on net sales of ublituximab at a royalty rate that escalates from mid-single digits to high-single digits. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party. During the three months ended March 31, 2024, the Company recorded $4.9 million related to the worldwide royalty due under the LFB License Agreement in cost of revenue based on sales of BRIUMVI in the U.S. and the EU, compared to $0.8 million during the three months ended March 31, 2023 related to the worldwide royalty due under the LFB License Agreement in cost of revenue based on U.S. sales of BRIUMVI. As of March 31, 2024, $4.9 million in royalties were payable under the LFB License Agreement.

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended March 31, 2024 and 2023. At March 31, 2024 and December 31, 2023, we have deferred revenue of approximately $0.3 million and $0.5 million, respectively, associated with this $2 million payment (approximately $0.2 million of which has been classified in current liabilities at March 31, 2024 and December 31, 2023).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of ublituximab in the sublicense territory.

In July 2023, the Company entered into the Commercialization Agreement with Neuraxpharm. The Company granted Neuraxpharm the exclusive right to commercialize BRIUMVI in territories outside the United States, Canada, and Mexico, which are retained by TG, and excluding certain Asian countries previously partnered. Under the terms of the Commercialization Agreement, the Company received a one-time, non-refundable payment of $140.0 million upon contract execution (please refer to Note 2 – Revenue). In March 2024, the Company received a $12.5 million milestone payment upon the first key market commercial launch in the EU. The Company is eligible to receive up to an additional $492.5 million in milestone-based payments on achievement of certain launch and commercial milestones. In addition, TG will receive tiered double-digit royalties on net product sales up to 30%. Royalty revenue of less than $0.1 million was recognized during the three months ended March 31, 2024. In the event of a change of control of the Company (as defined in the Commercialization Agreement), the Company retains an option to buy back all rights under the Commercialization Agreement for a period of two years thereafter.

Azer-cel

On January 7, 2024, the Company and its wholly-owned subsidiary, TG Cell Therapy, Inc., entered into the Precision License Agreement with Precision, pursuant to which Precision granted the Company certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize Precision’s allogeneic CAR T therapy azercabtagene zapreleucel (azer-cel) for the treatment of autoimmune and other non-oncology diseases and conditions.

Pursuant to the Precision License Agreement, the Company made an upfront payment to Precision of $7.5 million, consisting of (i) $5.25 million in cash and (ii) $2.25 million, as an equity investment, for the purchase of 2,920,816 shares of Precision’s common stock at a price of $0.77 per share. Within 12 months of the Precision License Agreement, the Company will make a deferred payment of $2.5 million to Precision, consisting of an equity investment in Precision’s common stock at a 100% premium to the 30-day volume-weighted average price (the 30-day VWAP) prior to purchase. Upon achievement of certain near-term clinical or time-based milestones, the Company will make a $7.5 million payment to Precision, a portion of which will also be an equity investment in Precision’s common stock at a 100% premium to the 30-day VWAP prior to purchase. Precision will be eligible to receive up to $293 million in additional milestone payments based on the achievement of certain clinical, regulatory, and commercial milestones. In addition, the Company is obligated to pay Precision high-single-digit to low-double-digit royalties on net sales of the licensed product on a country-by-country basis until the latest to occur of patent expiration, loss of regulatory exclusivity, and a period of ten years following the first commercial sale of the licensed product in such country. The Company has also agreed to make certain payments to Precision’s licensors during the term of the Precision License Agreement.

NOTE 10 RELATED PARTY TRANSACTIONS

In July 2015, we entered into a Shared Services Agreement (the Shared Services Agreement) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. The Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.6 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively, primarily related to shared personnel. Mr. Weiss, our Chairman and Chief Executive Officer, also serves as a director and Executive Vice Chairman, Strategic Development of FBIO.

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

You should read the following discussion and analysis in conjunction with the unaudited condensed consolidated financial statements and the related footnotes thereto appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

OVERVIEW

TG Therapeutics is a fully-integrated, commercial stage, biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell diseases. In addition to a research pipeline including several investigational medicines, TG has received approval from the FDA for BRIUMVI (ublituximab-xiiy) for the treatment of adult patients with RMS, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults. TG also received approval for BRIUMVI by the European Commission (EC) in the European Union (EU), and the Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom (UK), for the treatment of adult patients with RMS who have active disease defined by clinical or imaging features. TG continues to actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

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

BRIUMVI Ex-US Launch

On February 26, 2024, we announced the commercial launch of BRIUMVI in the EU by Neuraxpharm, with BRIUMVI made available for commercial sale in Germany, with additional EU markets expected to follow.

BRIUMVI Patents

On February 27, 2024, we announced the issuance of three additional patents by the United States Patent and Trademark Office (USPTO) for BRIUMVI, which extended patent protection through 2042.

OUR PRODUCTS

We currently license worldwide development and commercial rights, subject to certain limited geographical restrictions, for all of our products under development. The following table summarizes the current clinical trial status for our lead drug candidates as of April 2024.

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
●

Additional exploratory data sets from the ULTIMATE I & II Phase 3 trials continue to be presented at major medical meetings. BRIUMVI is also being studied in the ENHANCE Phase 3b trial evaluating RMS patients who switch from a IV anti-CD20 therapy to BRIUMVI and data from the ENHANCE trial was most recently presented at the 2024 Americas Committee for Treatment and Research in Multiple Sclerosis Annual Meeting held in February 2024.

●	On February 27, 2024, we announced the issuance of three additional patents by the United States Patent and Trademark Office (USPTO) for BRIUMVI, which extended patent protection through 2042.

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

On August 1, 2023, we announced an agreement with Neuraxpharm, a leading European specialty pharmaceutical company focused on the treatment of CNS disorders, for the Ex-U.S. commercialization of BRIUMVI (Commercialization Agreement). Under the terms of the Commercialization Agreement, we received an upfront payment of $140 million, and are eligible to receive an additional $12.5 million upon launch in the first EU country and up to an additional $492.5 million in milestone-based payments on achievement of certain launch and commercial milestones. The total deal is valued at up to $645 million in upfront and milestone payments. In addition, we will receive tiered double-digit royalties on net product sales up to 30%. In exchange, Neuraxpharm will have the exclusive right to commercialize BRIUMVI in territories outside the U.S., Canada and Mexico, which are retained by TG, and excluding certain Asian countries of which the Company previously partnered. We retain an option to buy back all rights under the Commercialization Agreement for a period of two years in the event of a change in control of TG.

On November 1, 2023, we announced that we also received approval by the MHRA for BRIUMVI to treat adult patients with RMS with active disease defined by clinical or imaging features in the UK.

On February 26, 2024, we announced the commercial launch of BRIUMVI in the EU by Neuraxpharm, with BRIUMVI made available for commercial sale in Germany, with additional EU markets expected to follow.

For more information, please refer to our Annual Report on Form 10-K for the quarter and year ended December 31, 2023.

RESULTS OF OPERATIONS

The following table summarizes the results of operations for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
(in thousands)	2024	2023
Product revenue, net	$50,488	$7,765
License, milestone, royalty and other revenue	12,986	38
Total Revenue	$63,474	$7,803

Costs and expenses:
Cost of revenue	5,441	857
Research and development:
Noncash compensation	2,452	1,584
Other research and development	30,270	14,286
Total research and development	32,722	15,870

General and administrative:
Noncash compensation	6,887	5,240
Other selling, general and administrative	27,694	22,828
Total general and administrative	34,581	28,068

Total costs and expenses	72,744	44,795

Interest expense	2,288	2,844
Other income	(880)	(604)
Total other expense, net	1,408	2,240

Net loss before taxes	(10,678)	(39,232)
Income taxes	29	—
Net loss	$(10,707)	$(39,232)

Product Revenue, net. Product revenue, net was approximately $50.5 million for the three months ended March 31, 2024, compared to $7.8 million for the three months ended March 31, 2023. Product revenue, net for the both the three months ended March 31, 2024 and March 31, 2023, consisted of net product sales of BRIUMVI in the United States. In January 2023, we began commercial sales of BRIUMVI within the U.S. following FDA approval. The increase in product revenue, net is driven by an increase in product shipments for BRIUMVI as a result of greater market penetration.

License Revenue. License revenue was $12.5 million and less than $0.1 million for the three months ended March 31, 2024 and March 31, 2023, respectively. License revenue for the three months ended March 31, 2024 is predominantly comprised of a milestone payment under the Neuraxpharm Commercialization Agreement for the first key market commercial launch of BRIUMVI in the EU. License revenue for the three months ended March 31, 2023 is comprised of recognition of a portion of the upfront payment from the Ublituximab sublicense agreement with Ildong.

Other Revenue. Other revenue was approximately $0.5 million and zero for the three months ended March 31, 2024 and March 31, 2023, respectively.  Other revenue for the three months ended March 31, 2024 is comprised of consideration received for development and regulatory activities performed on behalf of Neuraxpharm in accordance with the Commercialization Agreement.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2024 was $5.4 million compared to approximately $0.9 million for the three months ended March 31, 2023.  Cost of revenue for both the three months ended March 31, 2024 and March 31, 2023 consists primarily of third-party manufacturing, distribution, overhead costs and royalties owed to our licensing partner for BRIUMVI sales. A portion of the costs of producing BRIUMVI sold to date was expensed as research and development prior to the FDA approval of BRIUMVI and therefore it is not reflected in the cost of revenue. As a result, our initial product gross margin is higher as our pre-launch inventory costs are not included in cost of revenue. We expect the cost of revenue for BRIUMVI to increase in relation to product revenues as we deplete these inventories. We expect to use the remaining pre-commercialization inventory for product sales through the first quarter of 2025, after which our product gross margin is anticipated to decrease modestly. A portion of the cost of revenue for the three months ended March 31, 2023 includes costs related to delivering regulatory support & development services to Neuraxpharm in accordance with the Commercialization Agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $2.5 million for the three months ended March 31, 2024, as compared to $1.6 million during the comparable period ended March 31, 2023. The increase in noncash compensation expense was primarily due to greater vesting of equity grants during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Other Research and Development Expense. Other research and development expense increased for the three months ended March 31, 2024, by approximately $16.0 million to $30.3 million as compared to the comparable period ended March 31, 2023. The increase in research and development expense during the three months ended March 31, 2024 was primarily attributable to the Precision License Agreement, as well as manufacturing related expenses during the period.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $6.9 million for the three months ended March 31, 2024, as compared to $5.2 million during the comparable period ended March 31, 2023. The increase in noncash compensation expense was primarily due to greater vesting of equity grants during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Other Selling, General and Administrative. Other selling, general and administrative expenses totaled $27.7 million for the three months ended March 31, 2024, as compared to $22.8 million during the comparable period ended March 31, 2023. The increase was primarily due to other selling, general and administrative costs, including personnel and consultants, associated with the commercialization of BRIUMVI, during the three months ended March 31, 2024.

Interest Expense. Interest expense decreased by $0.5 million to $2.3 million for the three months ended March 31, 2024, as compared to $2.8 million for the three months ended March 31, 2023.

Other Income. Other income increased by $0.3 million to $0.9 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase is mainly due to higher interest income received from our money market investments.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have incurred operating losses since our inception; however, the Company experienced a net profit during the twelve months ended December 31, 2023 due to a $140.0 million non-refundable upfront payment recognized as license revenue in the third quarter of 2023 as part of our Commercialization Agreement with Neuraxpharm (see Note 2 for more information). We expect to continue to incur operating losses in the near term and may never become profitable. As of March 31, 2024, we have an accumulated deficit of $1.5 billion.

Our major sources of cash have been proceeds from private placements and public offerings of equity securities, our loan and security agreements executed with Hercules (see Note 7 for more information), and the upfront payment from the Commercialization Agreement (see Note 2 for more information). Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. During the three months ended March 31, 2024, we generated $50.5 million in product revenue from sales of BRIUMVI. BRIUMVI first became commercially available in the United States in January of 2023. Even with the commercialization of BRIUMVI and the possible future commercialization of our other drug candidates, we may not become profitable. Our ability to achieve profitability depends on our ability to generate revenue and many other factors, including our ability to successfully commercialize our drug candidates alone or in partnership; successfully complete any post-approval regulatory obligations and our ability to maintain or obtain regulatory approval for our drug candidates. We may continue to incur operating losses even now that we are generating revenues from BRIUMVI.

As of March 31, 2024, we had $209.8 million in cash and cash equivalents, and investment securities. The Company believes its existing cash, cash equivalents, and investment securities, combined with projected revenues associated with the sale of BRIUMVI in the U.S. and ex-U.S., will be sufficient to fund its anticipated operating cash requirements for at least twelve months following the date of this filing.

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

Discussion of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(8,207)	$(59,902)
Net cash used in investing activities	$(9,255)	$(6,168)
Net cash provided by (used in) financing activities	$10	$25,238

Cash used in operating activities for the three months ended March 31, 2024 was $8.2 million as compared to cash used in operating activities of $59.9 million for the three months ended March 31, 2023. The decrease in net cash used in operating activities was due to a lower net loss during the three months ended March 31, 2024, offset by an increase in inventory  of $50.5 million during the same period. This inventory balance increase was due to the buildup of inventory in support of BRIUMVI forecasted sales, to ensure appropriate safety stock levels, and meet our commitment to supply BRIUMVI to Neuraxpharm in relation to the Commercialization Agreement.

Net cash used in investing activities for the three months ended March 31, 2024, was $9.3 million as compared to $6.2 million for the three months ended March 31, 2023. The increase in net cash used in investing activities was primarily due to increased investment in short-term and long-term securities during the three months ended March 31, 2024.

Net cash provided by financing activities for the three months ended March 31, 2024, was approximately zero as compared to net cash provided by financing activities of $25.2 million for the three months ended March 31, 2023. The increase in net cash provided by financing activities during the three months ended March 31, 2023 included an advance of $25.0 million drawn as part of the First Amendment entered into with Hercules.

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

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a description of our significant accounting policies, refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 1 – Organization and Summary of Significant Accounting Policies” in our 2023 Annual Report on Form 10-K for the year ended December 31, 2023 and refer to Note 1 in this Quarterly Report on Form 10-Q for significant accounting policies due to commercialization for revenue recognition, gross-to-net sales adjustments, accounts receivable, inventory, and cost of revenue. Of these policies, the following are considered critical to an understanding of our Unaudited Condensed Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments: stock-based compensation expenses, and fair value measurement of financial liabilities. Refer to “Note 2 –Revenue”, “Note 5 - Fair Value Measurements” and “Note 6 – Stockholders’ Equity” respectively, for more information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosure in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Regulatory approvals for our product or any of our product candidates may be subject to conditions and limitations on the approved indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the approved product candidate. For example, with respect to the FDA’s approval of BRIUMVI for RMS, the approval is subject to certain post-marketing requirements and commitments, including long-term safety studies, as well as studies to evaluate the effects of BRIUMVI in pregnant women and pediatric populations, among others. Similar post-approval studies are required by other regulatory authorities outside of the U.S., including but not limited to, the EMA in the EU and the MHRA in the UK. These studies are highly specialized in their design and conduct and are associated with considerable expenses, and based on the outcome, could result in further labeling restrictions that could impair or restrict the way in which we are able to market BRIUMVI, or negatively impact its overall clinical profile.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are more effective, have fewer or less severe side effects, are more convenient or are priced or contracted differently than any drugs that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. In a competitive environment, a company’s communications may also be subject to heightened scrutiny from regulators and competitors under laws, regulations, and guidance about promotional communications (advertising and promotional labeling) and non-promotional communications (e.g., certain educational and scientific exchange), and with regard to potential competitor actions under federal law (the Lanham Act) and congruous state law, which protect businesses against the unfair competition of misleading advertising or labeling.

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

In addition, we have entered into a commercialization agreement, and may enter into additional agreements in the future, that facilitate commercialization of BRIUMVI and/or future products that receive approval in markets outside the U.S. through partnerships. On February 26, 2024, our partner commercially launched BRIUMVI in Germany, the first European market in which BRIUMVI has launched. However, there are also risks with entering into these types of arrangements with third parties to perform sales, marketing and distribution services. For example, we may not be able to enter into such arrangements on terms that are favorable to us. Our drug revenues or the profitability of these drug revenues to us are likely to be lower than if we were to market and sell any products or product candidates that we develop ourselves. In addition, we likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product or product candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drug candidates. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

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

Any contracts that we enter into with government entities may involve future funding and compliance risks.

Any contracts that we enter into with government entities may involve future funding and compliance risks.  Such contracts with government entities are generally subject to risks such as lack of funding and compliance with unique requirements. For example, government contract purchase obligations are typically subject to the availability of funding, which may be eliminated or reduced. In addition, the future volume of products or services purchased by a government customer is often uncertain. Any of our government contracts might not be renewed or might be terminated for convenience with little prior notice. Contracts with government entities typically are subject to procurement laws that include socio-economic, employment practices, environmental protection, recordkeeping and accounting, and other requirements. These contractual and legal requirements could complicate our business and increase our compliance burden. The occurrence of any of these risks could harm our reputation and might have a materially adverse impact on our business operations and our financial position or results of operations.

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

Since inception, we have focused our efforts and financial resources on clinical trials, manufacturing of our product and product candidates and preparing to support a commercial product. To date, we have financed our operations primarily through public offerings of our common stock and debt financing. Since inception, we have incurred significant operating losses. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have an adverse effect on our stockholders’ deficit and working capital. BRIUMVI is currently our only marketed product. We expect to continue to incur significant research and development expenses, as well as significant commercialization and outsourced-manufacturing expenses as we commercialize BRIUMVI. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate substantial revenue.

To become and remain profitable, we must succeed in developing (or in-licensing) and commercializing our products or product candidates that generate significant revenue. It is uncertain when and if we will generate any significant revenue from the sale of our product or any product candidates, if approved, in the future. Furthermore, no assurance can be given that we will meet revenue projections or guidance with respect to BRIUMVI or our product candidates, if approved. To obtain significant and sustained revenues and meet our revenue projections or guidance, we must succeed, either alone or with others, in (i) obtaining and maintaining regulatory approval for our product and product candidates; and (ii) manufacturing and marketing our product and product candidates. Our ability to generate sustained revenue depends on a number of factors, including, but not limited to, our ability to:

●	successfully complete clinical trials that meet their clinical endpoints;
●	initiate and successfully complete all safety, pharmacokinetic, biodistribution, and non-clinical studies required to obtain U.S. and foreign marketing approval for our product and product candidates;
●	obtain approval from the FDA and foreign equivalents to market and sell our product and product candidates, and maintain FDA, MHRA and EMA approvals of BRIUMVI for RMS;
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

If we are unable to generate significant and sustained revenues, we will not become or remain profitable and we will be unable to continue our operations without continued funding.

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

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or other arrangements. We do not have any committed external source of funds, other than funds already borrowed under the loan and security agreement that we entered into with Hercules in February 2019, amended and restated in December 2021 and amended on March 31, 2023 (see Note 7 to our condensed consolidated financial statements for more information). To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. We may also seek funds through collaborations, strategic alliances or licensing arrangements with third parties at a time that is not desirable to us and we may be required to relinquish valuable rights to some intellectual property, future revenue streams, research programs or products and product candidates or to grant licenses on terms that may not be favorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, which could limit our ability to expand our business operations and could harm our overall business prospects.

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

In February 2019, we entered into a Loan and Security Agreement, with Hercules Capital, Inc., a Maryland corporation (Hercules), and on December 30, 2021 (the Amendment Closing Date), the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Hercules. Under the Amended Loan Agreement, Hercules increased the aggregate principal amount of the loan, available at the Company’s option, from $60.0 million to $200.0 million. On March 31, 2023 (the First Amendment Effective Date), the Company entered into a First Amendment to the Amended Loan Agreement (the First Amendment) with Hercules. An advance of $25.0 million was drawn at the First Amendment Effective Date (see Note 7 to our condensed consolidated financial statements for more information). We have the option to request additional loan advances in an aggregate principal amount of up to $60.0 million under the First Amendment.

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

Failure to satisfy our current and future debt obligations under the Amended Loan Agreement, as amended, or the breach of any of its covenants, subject to specified cure periods with respect to certain breaches, could result in an event of default and, as a result, Hercules could accelerate all the amounts due. In the event of an acceleration of amounts due under the Amended Loan Agreement, as amended, as a result of an event of default, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Hercules could also exercise its rights as collateral agent to take possession and dispose of the collateral securing the term loan for its benefit, which collateral includes substantially all our property other than intellectual property. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

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

The successful development, manufacturing and sale of biologics is a long, expensive and uncertain process. There are unique risks and uncertainties with biologics. For example, access to and supply of necessary biological materials, such as cell lines, may be limited, and governmental regulations restrict access to and regulate the transport and use of such materials. In addition, the development, manufacturing and sale of biologics is subject to regulations that are often more complex and extensive than the regulations applicable to other pharmaceutical products. Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies. Such manufacturing also requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures. Biologics are also frequently costly to manufacture. Failure to successfully develop, manufacture and sell BRIUMVI or other biological product candidates we may develop could adversely affect our business.

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

The FDA and foreign regulatory authorities have complete control over the pharmaceutical product approval process, including substantial discretion to delay, limit or deny approval of a product candidate for many reasons. During the regulatory review process, the FDA or other regulatory authorities may disagree with or not accept our clinical trial design, may have questions about the potential impact of our study design on conclusions that can be drawn from the data, may interpret results differently than we do, may apply the results of our trials in one disease to the review of a regulatory application for a different disease even if the doses and therapeutic areas are distinct, and may change its view on the criteria that must be met for approval. This could happen even for a protocol used to support a trial that is subject to a Special Protocol Assessment (SPA) agreement with the FDA. There is no guarantee that the FDA will not delay, limit or deny approval of our product candidates in the future.

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

●

the FDA or comparable foreign regulatory authorities may identify issues related to the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators currently contract for clinical supplies and plan to contract for commercial supplies; during the course of review, the FDA or foreign regulatory authorities may raise issues and request or require additional preclinical, clinical, chemistry, manufacturing, and control (CMC), or other data and information, and the development and provision of these data and information may be time consuming. We may not be able to generate the data within the time period necessary to obtain approval within the established regulatory review timelines, such as by a Prescription Drug User Fee Act (PDUFA) goal date or at all to satisfy the FDA or foreign regulatory authorities;

●	the approval processes of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; or
●

interruptions or delays in the operations of the FDA and foreign regulatory authorities as a result of global health, inadequate government funding, or economic crises, such as the COVID-19 pandemic, international conflict, or national disasters may negatively impact review, inspection, and approval timelines.

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

Furthermore, legislative and regulatory proposals have been made to expand post-approval requirements, make changes the Orphan Drug Act and related guidance, reform the 340B Drug Pricing Program, and restrict sales and promotional activities for drugs. With respect to the 340B Drug Pricing Program, recent legislative proposals, as well as judicial challenges to DHHS’s policies, present both opportunities and challenges for drug manufacturers participating in the program. Further, we cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

With the FDA, EMA and MHRA approval of BRIUMVI, we are subject to additional extensive healthcare statutory and regulatory requirements and oversight by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our past, current and future relationships, arrangements and interactions with these professionals and entities, as well as with patients and patient advocacy organizations expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product and product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

We expect to operate a portion of our business in certain countries through subsidiaries or through supply, marketing, and distributor arrangements. In those countries where we have limited experience in operating subsidiaries and in reviewing equity investees, we will be subject to additional risks related to complying with a wide variety of national and local laws, including restrictions on the import and export of certain intermediates, drugs, technologies and multiple and possibly overlapping tax laws. In addition, we may face competition in certain countries from companies that may have more experience with operations in such countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees hired in different countries into our existing corporate culture. If we do not effectively manage our operations in these subsidiaries and review equity investees effectively, or if we fail to manage our alliances, we may lose money in these countries, and it may adversely affect our business and results of our operations. In all interactions with foreign regulatory authorities and other government agencies, we are exposed to liability risks under the Foreign Corrupt Practices Act (FCPA) or similar anti-bribery laws. We may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA, or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the U.S., and authorities in the EU, including applicable export control regulations, economic sanctions on countries and persons, customs requirements, and currency exchange regulations, which we collectively refer to as Trade Control Laws. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA, similar anti-bribery laws, or other legal requirements, including Trade Control Laws. If we are not in compliance with the FCPA, and other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. The Securities and Exchange Commission, or SEC, also may suspend or bar issuers from trading securities on U.S. exchanges, including the Nasdaq Stock Market, for violations of the FCPA’s accounting provisions. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws or Trade Control Laws by U.S., or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

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

Any internal or government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. In addition, the FDA’s or EMA’s regulations, policies or guidance may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. We also cannot predict the likelihood, nature, or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad.

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

Whether conducted through a CRO or through our internal staff, we are solely responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or other enforcement actions that may include civil penalties or criminal prosecution. We and our CROs are required to comply with regulations, including GCP guidelines for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drug candidates in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, clinical investigators, CROs, institutional review boards, and non-clinical laboratories. If we, our CROs, our investigators or other third parties fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our current or future clinical trials comply with GCPs. In addition, our clinical trials must be conducted with drug candidates produced under cGMP regulations. Our failure or the failure of our CROs or Contract Manufacturing Organizations (CMOs) to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action. We also are required to register most ongoing clinical trials and post the results of completed clinical trials on government-sponsored databases, e.g., ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Moreover, our current long-term supply agreement for BRIUMVI contains certain minimum purchases in what are commonly referred to as a “take or pay” provision, and it is possible that future supply agreements could contain such provisions. To the extent our demand does not meet the minimum supply required amounts, we would be forced to pay more than desired. This could create a situation where we are spending more than required and could impact our on going operations and entail curtailing other important research and development or commercialization efforts, all of which could have a material adverse effect on the Company. In negotiating our supply agreement for BRIUMVI, there is no guarantee that we have foreseen all eventualities or that our third-party manufacturer will be able to accommodate unforeseen changes in business direction in a timely fashion or at all. Scheduling of manufacturing at our third-party manufacturer is governed by contractual terms that require us to make investments in inventory of materials, with limited shelf-life, in advance of regulatory approval and based on preliminary commercial forecasting, and such inventory may not be used if timelines and supply needs shift.

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

On July 28, 2023, we entered into a commercialization agreement (the Commercialization Agreement) with Neuraxpharm Pharmaceuticals, S.L. (Neuraxpharm), pursuant to which Neuraxpharm has the right to commercialize BRIUMVI in certain markets outside of the U.S. On February 26, 2024, Neuraxpharm announced the commercial launch of BRIUMVI in Germany and expects to launch BRIUMVI in additional international markets as well. In addition to the Commercialization Agreement, we may enter into collaboration arrangements with other collaboration and commercialization partners.

We are subject to a number of risks associated with our dependence on our relationships with our collaboration and commercialization partners, including:

●

decisions by our collaboration and commercialization partners to terminate their collaboration or commercialization agreements with us for reasons specified in the collaboration or commercialization agreements, including our breach;

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
●

the fact that financial returns to us, if any, under our collaboration agreement with Neuraxpharm depends in large part on the achievement of milestones and generation of product sales, and if Neuraxpharm fails to perform or satisfy its obligations under the collaboration agreements, the development and commercialization of our drug products could be delayed, hindered or may not occur, and our business and prospects could be materially and adversely affected.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. The patent laws of foreign countries may not protect our patent rights to the same extent as the laws of the United States, and we may fail to seek or obtain patent protection in all major markets. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States patent law does. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the United States have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences and certain methods of utilizing same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first instance for protection under the patent laws of the United States. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in those licensed from a third party.

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

As of May 3, 2024, we had 284 full-time employees. To manage our anticipated future growth and focus in neurology and immunology, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these activities. Due to our limited resources, we may not be able to effectively manage the expansion and shift of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage our transition to a strategy primarily focused on neurology and immunology, our expenses may increase more than expected our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and changes to our business.

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

As another example, in August 2022, the Inflation Reduction Act of 2022 was enacted, and, among other things, included a new 15% alternative minimum tax on the adjusted financial statement income of certain large corporations for tax years beginning after December 31, 2022. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes could adversely impact our business, results of operations and financial position.

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

The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include, among others:

●	reception and success of BRIUMVI in the U.S. market;
●	reception and success of BRIUMVI in the German market and the anticipated launch of BRIUMVI in additional European markets;
●	publicity regarding actual or potential clinical results relating to our product or products under development by our competitors or us;
●	delay or failure in initiating, completing or analyzing nonclinical or clinical trials or the unsatisfactory design or results of these trials;
●	achievement or rejection of regulatory approvals by us or our competitors;
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

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2024.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2024.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2024.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6 2024.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: May 6, 2024	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer