Form 10-K/A
period 2023-12-31
TG THERAPEUTICS, INC.
filed 2024-08-09
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Registrant’s telephone number, including area code: (877) 575-8489

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

Auditor Name: KPMG LLP   Auditor Location: New York, NY    Auditor Firm ID: 185

Explanatory Note

TG Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2024 (the “Original Form 10-K”) to make certain changes as described below.

Background

As previously disclosed in the Company’s Form 8-K, which was filed with the SEC on August 6, 2024, the Company recently identified an error related to the expense recognition of a single restricted stock grant in 2021 leading to an understatement of non-cash compensation expense for years ended December 31, 2021 and 2022. The error was deemed to be immaterial to all impacted periods.

Considering the foregoing, management reassessed the effectiveness of the Company’s internal control over financial reporting (“ICFR”) as of December 31, 2023 based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that reassessment, management identified that the error was caused by an underlying control deficiency related to non-routine share-based payment awards that represents a material weakness in the Company’s ICFR as described below in Item 9A.

Accordingly, the Company concluded that its report regarding the effectiveness of its internal control over financial reporting and the statements within the Evaluation of Disclosure Controls and Procedures regarding their effectiveness included in Item 9A of the Original Form 10-K could no longer be relied upon. As a result, the Company is (a) amending Part II, Item 9A Controls and Procedures in this Form 10-K/A to update its conclusions regarding the effectiveness of its disclosure controls and procedures and its internal control over financial reporting as of December 31, 2023 and (b) including in Part II, Item 8, the amended audit report of KPMG LLP (“KPMG”), the Company’s independent registered public accounting firm (Auditor Firm ID: 185), as of December 31, 2023 regarding the Company’s internal control over financial reporting.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Form 10-K/A a currently dated consent of KPMG and certifications of the Company’s principal executive officer and principal financial officer (included in Part IV, Item 15. “Exhibits and Financial Statement Schedules” and attached as Exhibits 23.1, 31.1, 31.2 and 32.1). This Form 10-K/A should be read in conjunction with the Original Form 10-K, which continues to speak as of the date of the Original Form 10-K. Except as specifically noted above, this Form 10-K/A does not modify or update disclosures in the Original Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the date of the Original Form 10-K or modify or update any related or other disclosures, other than those discussed above. No other portions of the Original Form 10-K were changed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

In light of the material weakness described above and below, our independent registered public accounting firm has amended their audit reports, which are included below.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to share-based payment awards, as to which the date is August 9, 2024, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

New York, New York
February 29, 2024, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to share-based payment awards, as to which the date is August 9, 2024.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
TG Therapeutics, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited TG Therapeutics, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 29, 2024, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to share-based payment awards, as to which the date is August 9, 2024, expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to share-based payment awards has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting (Restated). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

New York, New York
February 29, 2024, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to share-based payment awards, as to which the date is August 9, 2024.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2023, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act)). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive and Chief Financial Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below under the heading “Management’s Annual Report on Internal Control over Financial Reporting (Restated).”

In light of the material weakness described below, management performed additional analyses and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). Accordingly, management believes that the consolidated financial statements included in the Original Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Management’s Annual Report on Internal Control over Financial Reporting (Restated). Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act). Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, under the oversight of the Board of Directors, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that, as of December 31, 2023, our internal control over financial reporting was not effective because of the material weakness in internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified that a process-level control over share-based payment awards was not designed effectively. This ineffectively designed control was attributable to insufficient risk assessment with regards to non-routine share-based payment awards.

This control deficiency resulted in immaterial misstatements in related accounts. Furthermore, the control deficiency described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiency represents a material weakness in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2023.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2023, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears in Item 8 above.

Management’s Plan to Remediate the Identified Material Weakness. The Company will implement enhanced risk assessment procedures to ensure that all non-routine share-based payment awards are appropriately identified and evaluated. Further, the Company will design additional preventative controls around non-routine share-based payment awards to ensure the appropriate recognition and measurement of such awards. Management will report regularly to the audit committee on the progress and results of the remediation plan, including the identification, status, and resolution of internal control deficiencies.

We anticipate that the material weakness will be fully remediated before December 31, 2024, but the material weakness cannot be considered fully remediated until the updated policies and training have been in place and operated for a sufficient period of time to enable management and KPMG LLP to test and to conclude on the operating effectiveness of the controls.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES.

3.      Exhibits

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit
Number	Exhibit Description

23.1	Consent of Independent Registered Public Accounting Firm (KPMG, LLP). #

31.1	Certification of Principal Executive Officer. #

31.2	Certification of Principal Financial Officer. #

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: August 9, 2024	By:	/s/ Michael S. Weiss
Michael S. Weiss
Chairman and Chief Executive Officer