Form 10-Q
period 2024-06-30
TG THERAPEUTICS, INC.
filed 2024-08-09
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

(877) 575-8489

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

Yes ☐ No ☒

There were 154,823,137 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 5, 2024.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2024

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements about:

●

our ability to obtain and maintain regulatory approvals for our product candidates, including azercabtagene zapreleucel (azer-cel), and our ability to maintain regulatory approval of BRIUMVI® (ublituximab) for the treatment of relapsing forms of multiple sclerosis (RMS) or any other future indication in the United States (U.S.), the European Union (EU) and the United Kingdom (UK);

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

●	the initiation, timing, progress and results of our preclinical studies and clinical trials;
●	our ability to advance drug candidates into, and successfully complete, clinical trials;
●	our ability to develop, formulate, manufacture and commercialize our product candidates;
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

●	our ability to obtain sufficient capital to fund our planned operations;
●	our financial performance and cash burn management;
●	our ability to maintain or obtain adequate product liability and other insurance coverage;
●	developments relating to our competitors and our industry;
●	the effects on our company of future regulatory developments or legislative actions, including changes in healthcare, environmental and other laws and regulations to which we are subject;
●	prevailing economic, market and business conditions;
●	our ability to retain, attract and hire key personnel;
●	fluctuations in the trading price of our common stock.
●	our use of cash and other resources; and
●	our ability to successfully implement our strategy.

SUMMARY RISK FACTORS

Our business is subject to a number of risks of which you should be aware before making an investment decision. The risks described below are a summary of the principal risks associated with an investment in us and are not the only risks we face. You should carefully consider these risks, the risk factors in Item 1A, and any other risks described in the other reports and documents that we have filed with the Securities and Exchange Commission (SEC).

Risks Related to Commercialization

●	If we are unable to maintain current approval of BRIUMVI, our business will be materially harmed.
●	We cannot predict when or if we will obtain regulatory approval to commercialize our product candidates, including azer-cel in non-oncology indications.
●	We have limited experience operating as a commercial company, and, as a result, the marketing and sale of BRIUMVI for the treatment of RMS may be less successful than anticipated.
●

If BRIUMVI or any of our future product candidates (if approved) do not achieve broad market acceptance among physicians, patients, payors or the medical community, the revenues that we generate from product sales will be limited.

●

If the market opportunities for BRIUMVI and any future products for which we may receive approval, including azer-cel in non-oncology indications, are smaller than we estimate or if any approval we obtain is based on a narrower patient population or the labeling includes warnings or limitations that are not acceptable to patients or healthcare providers, our revenue will be adversely affected.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$82,910	$92,933
Short-term investment securities	134,342	124,575
Accounts receivable, net	83,608	51,093
Inventories	81,243	39,823
Prepaid research and development and other current assets	7,047	9,519
Total current assets	389,150	317,943
Restricted cash	1,292	1,285
Long-term investment securities	947	—
Right of use assets	7,663	8,050
Other noncurrent assets(1)	2,155	2,309
Total assets	$401,207	$329,587

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$93,472	$38,471
Other current liabilities	4,162	1,479
Lease liability – current portion	1,306	1,446
Deferred revenue - current portion	3,373	152
Accrued compensation	6,351	12,172
Total current liabilities	108,664	53,720
Deferred revenue, non-current portion	3,743	6,016
Loan payable – non-current	102,537	100,118
Lease liability – non-current	8,695	9,231
Total liabilities	223,639	169,085
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share (190,000,000 shares authorized, 154,873,847 and 151,465,598 shares issued, 154,832,538 and 151,424,289 shares outstanding at June 30, 2024 and December 31, 2023, respectively)	155	151
Additional paid-in capital	1,734,052	1,713,162
Treasury stock, at cost, 41,309 shares at June 30, 2024 and December 31, 2023	(234)	(234)
Accumulated deficit	(1,556,405)	(1,552,577)
Total stockholders’ equity	177,568	160,502
Total liabilities and stockholders’ equity	$401,207	$329,587

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1) Amounts as of December 31, 2023 have been reclassified to conform to current period presentation.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Product revenue, net	$72,596	$16,036	$123,084	$23,801
License, milestone, royalty and other revenue	870	38	13,855	76
Total revenue	$73,466	$16,074	$136,939	$23,877

Costs and expenses:
Cost of revenue	8,304	1,911	13,745	2,768
Research and development:
Noncash compensation	2,520	5,664	4,972	7,247
Other research and development	15,036	22,458	45,306	36,744
Total research and development	17,556	28,122	50,278	43,991

Selling, general and administrative:
Noncash compensation	6,962	6,877	13,848	12,117
Other selling, general and administrative	31,828	23,838	59,522	46,666
Total selling, general and administrative	38,790	30,715	73,370	58,783

Total costs and expenses	64,650	60,748	137,393	105,542

Operating income (loss)	8,816	(44,674)	(454)	(81,665)

Other expense (income):
Interest expense	3,977	3,627	6,265	6,471
Other income	(1,712)	(691)	(2,592)	(1,295)
Total other expense, net	2,265	2,936	3,673	5,176

Net income (loss) before taxes	$6,551	$(47,610)	$(4,127)	$(86,841)
Income tax benefit	$328	—	$299	—
Net income (loss)	$6,879	$(47,610)	$(3,828)	$(86,841)

Net income (loss) per common share:
Basic	$0.05	$(0.34)	$(0.03)	$(0.62)
Diluted	$0.04	$(0.34)	$(0.03)	$(0.62)

Weighted-average shares of common stock outstanding
Basic	144,727,482	141,503,738	145,464,255	140,911,295
Diluted	159,423,571	141,503,738	145,464,255	140,911,295

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2023	146,426,697	$146	$1,623,924	41,309	$(234)	$(1,565,249)	$58,587
Issuance of common stock in connection with exercise of options	66,701	*	363	—	—	—	363
Issuance of restricted stock	3,017,736	3	(3)	—	—	—	—
Warrants issued with debt financing	—	—	595	—	—	—	595
Forfeiture of restricted stock	(73,787)	*	—	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	7,120	—	—	—	7,120
Net loss	—	—	—	—	—	(39,232)	(39,232)
Balance at March 31, 2023	149,437,347	149	1,631,999	41,309	(234)	(1,604,481)	27,433
Issuance of common stock in connection with exercise of options	76,955	*	751	—	—	—	751
Issuance of restricted stock	95,000	*	*	—	—	—	—
Forfeiture of restricted stock	(25,679)	*	*	—	—	—	—
Issuance of common stock in public offering (net of offering costs of $0.8 million)	1,385,700	2	46,295				46,297
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	13,582	—	—	—	13,582
Net loss	—	—	—	—	—	(47,610)	(47,610)
Balance at June 30, 2023	150,969,323	151	1,692,627	41,309	(234)	(1,652,091)	40,453

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2024	151,465,598	$151	$1,713,162	41,309	$(234)	$(1,552,577)	$160,502
Issuance of common stock in connection with exercise of options	2,500	*	10	—	—	—	10
Issuance of restricted stock	3,304,468	4	(4)	—	—	—	—
Forfeiture of restricted stock	(165,514)	*	—	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	10,304	—	—	—	10,304
Net loss	—	—		—	—	(10,707)	(10,707)
Balance at March 31, 2024	154,607,052	155	1,723,472	41,309	(234)	(1,563,284)	160,109
Issuance of common stock in connection with exercise of options	27,250	*	135	—	—	—	135
Issuance of restricted stock	332,138	*	—	—	—	—	—
Forfeiture of restricted stock	(92,593)	*	—	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	10,445	—	—	—	10,445
Net income	—	—		—	—	6,879	6,879
Balance at June 30, 2024	154,873,847	155	1,734,052	41,309	(234)	(1,556,405)	177,568

*Amount less than one thousand dollars

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,828)	$(86,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	18,820	19,364
Depreciation and amortization	48	100
Amortization of premium (discount) on investment securities	(3,470)	(487)
Amortization of debt issuance costs	1,278	1,100
Amortization of leasehold interest	106	106
Noncash change in lease liability and right of use asset	905	990
Change in fair value of equity investments	178	—
Change in fair value of notes payable	24	261
Changes in assets and liabilities:
Increase in inventory	(39,491)	(28,896)
Decrease (increase) in other current assets	2,540	(9,316)
Increase in accounts receivable	(32,515)	(17,484)
Increase in accounts payable and accrued expenses	49,181	19,136
Decrease in lease liabilities	(1,193)	(1,187)
Increase in other current liabilities	3,646	1,323
Increase (decrease) in deferred revenue	1,100	(76)
Net cash used in operating activities	(2,671)	(101,907)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term securities	144,900	46,501
Investment in held-to-maturity securities	(151,265)	(22,168)
Investment in long-term securities	(1,125)	—
Net cash (used in) provided by investing activities	(7,490)	24,333

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net	—	46,296
Proceeds from exercise of options	145	1,114
Proceeds from debt financings	—	25,000
Financing costs paid	—	(125)
Net cash provided by financing activities	145	72,285

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,016)	(5,289)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	94,218	103,577

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$84,202	$98,288

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$82,910	$97,009
Restricted cash	1,292	1,279
Total cash, cash equivalents and restricted cash	$84,202	$98,288

Cash paid for:
Interest	$4,936	$3,929

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

.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023. The accompanying condensed balance sheet as of  December 31, 2023 has been derived from these statements. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Liquidity and Capital Resources

Historically, we have incurred operating losses; however, during the three months ended June 30, 2024 the Company experienced a net profit. Additionally, during the twelve months ended December 31, 2023, the Company experienced a net profit due to a $140.0 million non-refundable upfront payment recognized as license revenue in the third quarter of 2023 as part of our ex-U.S. commercialization agreement (the Commercialization Agreement) with Neuraxpharm Pharmaceuticals, S.L. (Neuraxpharm) (see Note 2 for more information). We may incur operating losses in the near term and may never become profitable. As of June 30, 2024, we have an accumulated deficit of $1.6 billion.

Our major sources of cash have been proceeds from private placements and public offerings of equity securities, from our loan and security agreements executed with Hercules Capital, Inc. (Hercules) (see Note 7 for more information), and the upfront payment from the Commercialization Agreement (see Note 2 for more information). Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. During the six months ended  June 30, 2024, we generated $123.1 million in product revenue from drug sales of BRIUMVI. BRIUMVI first became commercially available in the United States in January of 2023. Even with the commercialization of BRIUMVI and the possible future commercialization of our other drug candidates, we may not become profitable. Our ability to achieve profitability depends on our ability to generate revenue and many other factors, including our ability to successfully commercialize our drug candidates alone or in partnership; successfully complete any post-approval regulatory obligations; and our ability to maintain or obtain regulatory approval for our drug candidates. We may continue to incur operating losses even now that we are generating revenues from BRIUMVI.

As of June 30, 2024, we had $217.3 million in cash and cash equivalents, and investment securities. The Company believes its existing cash, cash equivalents, and investment securities, combined with projected revenues associated with the sale of BRIUMVI in the U.S. and ex-U.S., will be sufficient to fund its anticipated operating cash requirements for at least twelve months following the date of this filing.

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

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K, except as updated herein or as it relates to revenue recognition, accounts receivable, inventory, cost of revenue, equity securities, and the adoption of new accounting standards during the six months ended June 30, 2024. Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these financial statements to conform to current period classifications.

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

As of June 30, 2024, the Company has not received any returns related to sales of BRIUMVI.

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

Optional Purchases: The Company’s arrangements may provide the licensee the right to make optional purchases of the licensed product. These optional purchases are accounted for as separate contracts when the licensee determines that it will make such a purchase, unless the option conveys a material right. Optional purchases are recorded as product revenue, net.

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

Accounts Receivable

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns and chargebacks. Our contracts with customers have standard payment terms. We analyze accounts that are past due for collectability, and regularly evaluate the creditworthiness of our customers so that we can properly assess and respond to changes in their credit profiles. As of June 30, 2024, we determined an allowance for expected credit losses related to outstanding accounts receivable was currently not required based upon our review of contractual payment terms and individual customer circumstances.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per share of our common stock is calculated by dividing net income (loss) applicable to the common stock by the weighted-average number of shares of our common stock outstanding for the period. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, and restricted stock, which would result in the issuance of incremental shares of common stock. The impact of these items is anti-dilutive during periods of net loss. Therefore, basic and diluted net income (loss) per share were the same for all periods presented in the unaudited condensed consolidated statement of operations, except for the three months ended June 30, 2024, as the Company had net income for that period.

The following table summarizes our potentially dilutive securities at June 30, 2024 and 2023:

	As of
	June 30,
	2024	2023
Unvested restricted stock	9,872,652	8,324,240
Options	4,667,279	4,799,523
Warrants	312,272	312,272
Shares issuable upon note conversion	21,434	20,323
Total	14,873,637	13,456,358

The computation of basic and diluted EPS is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Net income (loss)	6,879	(47,610)	(3,828)	(86,841)
Weighted-average common shares outstanding	144,727,482	141,503,738	145,464,255	140,911,295
Dilutive effect of potential common shares	14,696,089	-	-	-
Weighted-average common shares outstanding assuming dilution	159,423,571	141,503,738	145,464,255	140,911,295

Net income (loss) per share - basic	0.05	(0.34)	(0.03)	(0.62)
Net income (loss) per share - diluted	0.04	(0.34)	(0.03)	(0.62)

NOTE 2 REVENUE

As discussed in Note 1, revenues are recognized under guidance within ASC 606. The following table presents our disaggregated revenue for the periods presented (in thousands):

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Total product revenue, net	$72,596	$16,036	$123,084	$23,801
License Revenue	38	38	76	76
Milestone Revenue	—	—	12,500	—
Royalty Revenue	150	—	183	—
Other Revenue	682	—	1,096	—
Total Revenue	$73,466	$16,074	$136,939	$23,877

Product revenue, net

For the three and six months ended June 30, 2024, our only source of product revenue has been from U.S. sales of BRIUMVI, which we began shipping to our customers in January 2023.

As of June 30, 2024, approximately $21.6 million of gross-to-net accruals have been recorded as a reduction of accounts receivable, net and within accounts payable and accrued expenses on the condensed consolidated balance sheets.

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

In consideration for entering into the Commercialization Agreement, the Company received a non-refundable upfront payment of $140.0 million. The Company will also receive tiered double-digit royalties up to 30% on net product sales in the Territory and is eligible to receive sales-based or other milestone payments totaling up to $492.5 million.

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

The Development and Regulatory Activities performance obligation is satisfied over time because Neuraxpharm simultaneously receives and consumes the benefits provided by the Company’s performance of the services. Therefore, revenue is recognized as the activities are completed by the Company.  For the three and six months ended  June 30, 2024, the Company recognized Other Revenue of $0.7 million and $1.1 million, respectively, related to the Development and Regulatory Activities.

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

The performance obligation related to the Supply of Licensed Product is met when control of the product passes to Neuraxpharm. The consideration received from Neuraxpharm for the supply of BRIUMVI will be recognized by the Company as a component of product revenue, net.  As of June 30, 2024, the Company has an unconditional right to receive $0.4 million in consideration from Neuraxpharm related to the performance obligation to supply BRIUMVI, that is recorded as accounts receivable, net. The related performance obligation to supply BRIUMVI has not yet been satisfied, and therefore, as of June  30, 2024, $7.0 million has been recorded as deferred revenue. The Company will reevaluate the consideration received, and performance obligations satisfied, at the end of each reporting period. Such reevaluations may result in a change to the amount of product revenue, net, recognized and deferred revenue.

The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are highly dependent on factors outside of the Company’s control. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue in the period when the related sales threshold is met. All other milestones will be recognized as revenue immediately in the period the achievement of the underlying milestone is probable. In March 2024, the Company received a $12.5 million milestone payment for the first key market commercial launch of BRIUMVI in the EU. Any consideration related to sales-based royalties will be recognized when the related sales occur. During the three and six months ended June 30, 2024, royalty revenue of $0.1 million and $0.2 million, respectively, was recognized.

NOTE 3 INVESTMENT SECURITIES

Our short-term investments as of June 30, 2024 and December 31, 2023 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our short-term investment securities at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between July 2024 and December 2024) (held-to-maturity)	$134,342	$2	$15	$134,329
Total short-term investments	$134,342	$2	$15	$134,329

	December 31, 2023
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2024 and June 2024) (held-to-maturity)	$124,575	$30	$53	$124,552
Total short-term investments	$124,575	$30	$53	$124,552

Our long-term investments as of  June 30, 2024 include shares of common stock of Precision. The fair market value of these equity securities as of  June 30, 2024 was $0.9 million. For the three and six months ended June 30, 2024, we recorded unrealized losses of $0.4 million and $0.2 million, respectively, based on the change in fair value of Precision’s common stock during the period. See Note 5 for further details.

NOTE 4 INVENTORY

The following table presents our inventory as of June 30, 2024 (in thousands):

June 30, 2024
Raw Materials	$1,735
Work in Process	77,893
Finished Goods	1,615
Total Inventory	$81,243

Inventory is stated at the lower of cost or net realizable value and consists of raw materials, work-in-process and finished goods. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Inventory that is used for clinical development purposes is expensed to research and development expense when consumed.

At June 30, 2024, all our inventory was solely related to BRIUMVI, which was approved by the FDA on December 28, 2022, at which time we began to capitalize costs to manufacture BRIUMVI. Prior to the FDA approval of BRIUMVI, all costs related to the manufacturing of BRIUMVI and related material were charged to research and development expense in the period incurred.

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

On a quarterly basis, the Company analyzes our inventory levels for excess quantities and obsolescence (expiration), taking into account factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf-life. At June 30, 2024, we determined that a reserve related to BRIUMVI inventory for excess quantities and obsolescence is not required. In addition, since FDA approval of BRIUMVI, the Company has not recorded any inventory write downs.

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

Pursuant to the Precision License Agreement, the Company made an upfront payment to Precision of $7.5 million, consisting of (i) $5.25 million in cash and (ii) $2.25 million (the Upfront Precision Stock Payment), as an equity investment, for the purchase of 2,920,816 shares of Precision’s common stock at a price of $0.77 per share. The Company paid a premium for the shares which was recorded in research and development expense as part of the cost of the Precision License Agreement. Precision subsequently had a 30-to-1 reverse stock split in February 2024. The shares purchased with the Upfront Precision Stock Payment are classified as an equity investment and are recognized at fair market value as of June 30, 2024.

Within 12 months following the Precision Effective Date, the Company will make a one-time payment to Precision equal to $2.5 million (the Deferred Precision Stock Payment). Upon receipt of such payment, Precision shall issue to the Company the number of shares of Precision common stock (the Precision Shares) (rounded down to the nearest whole share) obtained by dividing the Deferred Precision Stock Payment by 200% of the weighted average share price of the Precision common stock (the Precision Share Price) for the thirty (30) trading days preceding the date on which Precision receives the payment. The Deferred Precision Stock Payment was recorded to research and development License Fees as part of the cost of the Precision License Agreement in the three months ended March 31, 2024, and is classified as a forward contract liability recognized at fair market value in Other Current Liabilities as of  June 30, 2024 , in accordance with ASC 321.

Upon the achievement of a clinical and regulatory milestone event (Milestone Event 1), the Company will make a one-time payment to Precision equal to $2.3 million (the Milestone 1 Precision Stock Payment). Upon receipt of such payment, Precision shall issue to the Company the Precision Shares (rounded down to the nearest whole share) obtained by dividing the Milestone 1 Precision Stock Payment by 200% of the weighted average share price of the Precision common stock (the Precision Share Price) for the thirty (30) trading days preceding the achievement of Milestone Event 1. The Milestone 1 Precision Stock Payment was recorded to research and development License Fees as part of the cost of the Precision License Agreement in the three months ended March 31, 2024, and is classified as a forward contract liability recognized at fair market value in Other Current Liabilities as of  June 30, 2024, in accordance with ASC 321.

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

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts receivable, accounts payable and loan payable. As of June 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, accounts receivable, and loan and interest payable approximate their carrying value. The carrying value of loan payable on the Company’s balance sheet is estimated to approximate its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics.

The following tables provide the fair value measurements of applicable financial assets and liabilities as of June 30, 2024 and December 31, 2023:

	Financial assets and liabilities at fair value as of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total

Equity Investments	$947	$—	$—	$947
Total Assets	$947	$—	$—	$947

Forward Contract Liabilities	$—	$2,703	$—	$2,703
5% Notes	$—	$—	$381	$381
Total Liabilities	$—	$2,703	$381	$3,084

	Financial assets and liabilities at fair value as of December 31, 2023
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$357	$357
Total Liabilities	$—	$—	$357	$357

Our equity investments classified as Level 1 were valued using their respective closing stock price on the Nasdaq Stock Market. We did not experience any transfers of financial instruments between the fair value hierarchy levels during the three months ended June 30, 2024. Our forward contract liabilities classified as Level 2 were valued using Precision's closing stock price on the Nasdaq Stock Market. Our Level 3 instrument amounts represent the fair value of the 5% Notes and related accrued interest.

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

Common Stock

Our amended and restated certificate of incorporation authorizes the issuance of up to 190,000,000 shares of $0.001 par value common stock.

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

During the six months ended June 30, 2023, we sold a total of 1,385,700 shares of common stock under the 2022 ATM for aggregate total gross proceeds of approximately $47.1 million at an average selling price of $34.01 per share, resulting in net proceeds of approximately $46.3 million after deducting commissions and other transactions costs. The 2022 WKSI Shelf is currently our only active shelf registration statement. We may offer any combination of the securities registered under the 2022 WKSI Shelf from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We may need to file additional shelf registration statements in the future to provide us with the flexibility to raise additional capital to finance our operations as needed. We had no activity on the 2022 ATM during the six months ended June 30, 2024.

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

Equity Incentive Plans

The TG Therapeutics, Inc. 2022 Incentive Plan (the 2022 Incentive Plan) was approved by stockholders in June 2022 with 17,000,000 shares available to be issued. As of June 30, 2024, 7,353,076 shares of restricted stock and 2,267,500 options were outstanding and up to an additional 5,324,742 shares were available to be issued under the 2022 Incentive Plan.

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the 2012 Incentive Plan) was approved by stockholders in June 2020. As of June 30, 2024, 4,019,607 shares of restricted stock and 2,399,779 options were outstanding, and no additional shares were available to be issued under the 2012 Incentive Plan as the 2022 Incentive Plan is currently the Company's only active incentive plan.

Stock-based compensation expense included in the condensed consolidated statements of operations was $9.5 million and $12.5 million for the three months ended June 30, 2024 and 2023, respectively, and $18.8 million and $19.4 million for the six months ended  June 30, 2024 and 2023, respectively. The  $9.5 million and the $18.8 million for the three and six months ended June 30, 2024, respectively, is net of $1.0 million and $1.9 million of stock-based compensation expense that was capitalized into inventory, respectively.

During July of 2024, the Company identified an error related to the expense recognition of a single restricted stock award granted in 2021. The impact of the error was an understatement of non-cash compensation expense (SG&A) in the years ended December 31, 2022, and 2021 and a corresponding understatement of additional paid in capital (APIC). The Company has concluded the error did not result in a material misstatement of the Company’s previously issued consolidated financial statements. The cumulative impact of the error has been corrected as an immaterial correction of the December 31, 2023 condensed consolidated balance sheet by increasing accumulated deficit and APIC by approximately $38.2 million.

Stock Options and Restricted Stock

The following table summarizes the activity for stock options and restricted stock for the six months ended June 30, 2024:

	Stock Options	Restricted Stock
Equity awards outstanding, beginning of year	4,697,029	9,639,068
Changes during the year:
Granted	—	3,636,606
Exercised or vested	(29,750)	(1,644,884)
Expired or Forfeited	—	(258,107)
Equity awards outstanding, end of period	4,667,279	11,372,683

As of June 30, 2024, total compensation cost related to unvested time-based awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized were as follows:

(in thousands)	Stock Options	Restricted Stock
Unrecognized compensation cost	$2,517	$50,026
Expected weighted-average period in years of compensation cost to be recognized	2.1	3.0

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

On December 30, 2021 (the Amended Loan Agreement Closing Date), the Company entered into an Amended and Restated Loan and Security Agreement (as amended, restated and/or modified from time to time, the Amended Loan Agreement) with Hercules Capital, Inc. The Amended Loan Agreement amended the terms of the Loan Agreement to, among other things, (i) increase the aggregate principal amount of the loan, available at the Company’s option, from $60.0 million to $200.0 million (the Amended Term Loan), (ii) issue a first advance of $70.0 million drawn at the Amended Loan Agreement Closing Date, a portion of which was used to refinance the current outstanding loan balance of approximately $7.8 million and pay for expenses incurred by the Lender in executing the agreements, (iii) change the draw amounts and dates available in subsequent tranches, (iv) extend the maturity date of the facility from the original March 1, 2022 to January 1, 2026, (v) reset and extend the interest only period from April 1, 2021 to February 1, 2025 and extendable to August 1, 2025 subject to the achievement of certain performance milestones, and (vi) modify the cash interest rate to be the greater of either (a) the “prime rate” as reported in The Wall Street Journal plus 2.15%, and (b) 5.40%. In addition to the cash interest rate, the principal balance accrues paid-in-kind interest at a rate of 3.45%, which amount will be capitalized and added to the outstanding principal balance of the Amended Term Loan and payable at the maturity date of the Amended Loan Agreement.

On March 31, 2023 (the First Amendment Effective Date), the Company entered into a First Amendment to the Amended Loan Agreement (the First Amendment) with Hercules. The First Amendment amended the terms of the Amended Loan Agreement to, among other things, (i) issue an advance of $25.0 million drawn at the First Amendment Effective Date (the Tranche 3A Advance), (ii) formal expiration of Tranche 2, (iii) change the draw amounts and dates available under subsequent tranches, including splitting the remaining balance of Tranche 3 into two additional advances in an aggregate principal amount of up to $20.0 million, in increments of $10.0 million (the Tranche 3B Advance and the Tranche 3C Advance), decreasing the amount available under Tranche 4 from $65.0 million to $60.0 million, and adding a Tranche 5 of $25.0 million, subject to the achievement of revenue related performance milestones, (iv) extend the interest only period from February 1, 2025 to August 1, 2025, and (v) modify the cash interest rate to be the greater of either (a) the “prime rate” as reported in The Wall Street Journal plus 1.20%, and (b) 8.95%. In addition to the cash interest rate, the principal balance will accrue paid-in-kind interest at a rate of 2.25%, which amount will be capitalized and added to the outstanding principal balance of the Amended Term Loan and payable at the maturity date of the Amended Loan Agreement. The First Amendment contains financial covenants that require the Company to maintain certain levels of unrestricted cash and additional financial covenants related to market capitalization. As of June 30, 2024, we are in compliance with all financial covenants under the Amended Loan Agreement.

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

The Company incurred financing expenses of $2.0 million (including the fair value of the First Amendment Warrant) related to the First Amendment which are recorded as debt issuance costs and as an offset to loan payable on the Company’s consolidated balance sheet. The debt issuance costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and will be included in interest expense in the Company’s consolidated statements of operations. Amortization of debt issuance costs was $1.3 million and $1.1 million for the six months ended June 30, 2024, and 2023, respectively. At June 30, 2024, the remaining unamortized balance of debt issuance costs was $3.8 million.

The loan payable as of June 30, 2024 and December 31, 2023, is as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Loan payable	$95,000	$95,000
Add: Accreted Liability of final payment fee	11,371	10,230
	106,371	105,230
Less: unamortized debt issuance costs	(3,834)	(5,112)
	102,537	100,118
Less: principal payments	—	—
Total loan payable	102,537	100,118
Less: current portion	—	—
Loan payable non-current	$102,537	$100,118

Refer to Note 11 for a discussion of the full repayment of this loan payable in August 2024.

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

In October 2019, we finalized a five-year lease for office space in New Jersey (the NJ Lease). We approximate an average annual rental obligation of $0.3 million under the NJ Lease. We took possession of this space in October 2019, with rental payments beginning in November 2019. We incurred rental expense of $0.1 million for the six months ended June 30, 2024.

In October 2021, we finalized a five-year lease for office space in North Carolina (the NC Lease). We approximate an average annual rental obligation of $0.2 million under the NC Lease. We took possession of this space in February 2022, with rental payments beginning in April 2022. We incurred rental expense of $0.2 million for the six months ended June 30, 2024.

At January 1, 2019, we recognized a lease liability and corresponding Right-of-Use (ROU) asset of $9.5 million and $8.1 million, respectively, based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. The present values of our lease liability and corresponding ROU asset are $10.0 million and $7.7 million, respectively, as of June 30, 2024. Our leases have remaining lease terms of 6 months to 7 years. One lease has a renewal option to extend the lease for an additional term of two years. The following components of lease expense are included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$551	$552	$1,151	$1,096
Net lease cost	$551	$552	$1,151	$1,096

As of June 30, 2024, the weighted-average remaining operating lease term was 5.6 years and the weighted-average discount rate for operating leases was 10.01%. Cash paid for amounts included in the measurement of operating lease liabilities during the six months ended June 30, 2024 was $1.2 million. The balance sheet classification of lease liabilities was as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Liabilities
Lease liability current portion	$1,306	$1,446
Lease liability non-current	8,695	9,231
Total lease liability	$10,001	$10,677

As of June 30, 2024, the maturities of lease liabilities were as follows:

Operating
(in thousands)	leases
Remainder of 2024	$1,195
2025	2,100
2026	2,080
2027	1,913
2028	1,827
After 2029	4,715
Total lease payments	13,830
Less: interest	(3,829)
Present value of lease liabilities(*)	$10,001

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

NOTE 9 LICENSE AGREEMENTS

BRIUMVI (Ublituximab)

In January 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the LFB License Agreement). Under the terms of the LFB License Agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. As of June 30, 2024, we have incurred approximately $31.0 million in expense related to the achievement of certain milestones of the LFB License Agreement.

LFB Group is eligible to receive royalty payments on net sales of ublituximab at a royalty rate that escalates from mid-single digits to high-single digits. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party. During the three and six months ended June 30, 2024, the Company recorded $7.2 million and $12.1 million, respectively, related to the worldwide royalty due under the LFB License Agreement in cost of revenue based on sales of BRIUMVI in the U.S. and the EU, compared to $1.5 million and $2.3 million during the three and six months ended June 30, 2023, respectively, related to the worldwide royalty due under the LFB License Agreement in cost of revenue based on U.S. sales of BRIUMVI. As of June 30, 2024, $7.2 million in royalties were payable under the LFB License Agreement.

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended June 30, 2024 and 2023. At June 30, 2024 and December 31, 2023, we have deferred revenue of approximately $0.2 million and $0.3 million, respectively, associated with this $2 million payment (approximately $0.2 million of which has been classified in current liabilities at June 30, 2024 and December 31, 2023).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of ublituximab in the sublicense territory.

In July 2023, the Company entered into the Commercialization Agreement with Neuraxpharm. The Company granted Neuraxpharm the exclusive right to commercialize BRIUMVI in territories outside the United States, Canada, and Mexico, which are retained by TG, and excluding certain Asian countries previously partnered. Under the terms of the Commercialization Agreement, the Company received a one-time, non-refundable payment of $140.0 million upon contract execution (please refer to Note 2 – Revenue). In March 2024, the Company received a $12.5 million milestone payment upon the first key market commercial launch in the EU. The Company is eligible to receive up to an additional $492.5 million in milestone-based payments on achievement of certain launch and commercial milestones. In addition, TG will receive tiered double-digit royalties on net product sales up to 30%. Royalty revenue of $0.1 million and $0.2 million was recognized during the three and six months ended June 30, 2024, respectively. In the event of a change of control of the Company (as defined in the Commercialization Agreement), the Company retains an option to buy back all rights under the Commercialization Agreement for a period of two years thereafter.

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

NOTE 10 RELATED PARTY TRANSACTIONS

In July 2015, we entered into a Shared Services Agreement (the Shared Services Agreement) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. The Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.9 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively, primarily related to shared personnel. Mr. Weiss, our Chairman and Chief Executive Officer, also serves as a director and Executive Vice Chairman, Strategic Development of FBIO.

Please refer to Note 8 – Leases for details regarding the Office Agreement with FBIO.

NOTE 11 SUBSEQUENT EVENTS

Term Loan Facility

On August 2, 2024, the Company entered into a term loan facility of $250 million (the Initial Term Loan) with Blue Owl Capital Corporation, as administrative agent (the Administrative Agent), HealthCare Royalty and Blue Owl Capital under the Financing Agreement (as defined below). The Initial Term Loan is governed by a financing agreement, dated August 2, 2024 (the Financing Agreement), which provides for (i) a single draw of the Initial Term Loan on the Closing Date and (ii) an uncommitted additional facility in an aggregate principal amount of $100 million.

The Initial Term Loan will mature on August 2, 2029 (the Term Loan Maturity Date). The Initial Term Loan accrues interest at a per annum rate of interest equal to an applicable margin plus, at the Company’s option, either (a) at a base rate determined by reference to the highest of (1) the prime rate published by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) Term SOFR, plus 1.00% or (b) Term SOFR, which, shall be no less than 1.00%. The applicable margin for borrowings of the Initial Term Loan is determined on a quarterly basis by reference to a pricing grid based on the achievement of US Net Sales (as defined in the Financing Agreement) for the most recently completed four consecutive fiscal quarters of the Company and its Subsidiaries (as defined in the Financing Agreement). The pricing grid commences at 5.50% for SOFR borrowings and 4.50% for base rate borrowings and is subject to a 25 basis point step-down upon achievement of a specified US Net Sales threshold. The Initial Term Loan requires scheduled quarterly amortization payments, commencing with the fiscal quarter ending June 30, 2028, in an amount equal to $12.5 million, with the balance due and payable on the Term Loan Maturity Date; provided that such amortization payments may be deferred to the Term Loan Maturity Date upon the achievement of a Total Net Leverage Ratio (as defined in the Financing Agreement) that is less than or equal to an agreed threshold.

The Initial Term Loan is secured by a lien on substantially all of the assets of the Company and certain subsidiaries of the Company as guarantors and contains customary covenants and representations.

The events of default under the Financing Agreement are customary for financings of this type. If an event of default occurs, the Administrative Agent is entitled to take enforcement action, including acceleration of amounts due under the Financing Agreement.

On August 2, 2024, the Company repaid all outstanding principal and accrued interest and fees under the First Amendment with Hercules (such repayment, the Refinancing), which Refinancing was funded with the proceeds of the Initial Term Loan.  The existing Loan Agreement with Hercules was effectively terminated and all guarantees and liens granted thereunder were released upon the consummation of the Refinancing.

Share Repurchase Program

On August 2, 2024, the Company announced that the Board of Directors (the Board) of the Company had authorized and approved a share repurchase program for up to $100 million of the currently outstanding shares of the Company’s common stock.  Under the share repurchase program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act).

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

Recent Business Update Highlights

Ublituximab Development

In August 2024, we announced the initiation of a Phase 1 clinical trial evaluating a subcutaneous formulation of ublituximab in patients with RMS and that patients have been dosed.

Pipeline

In August 2024 we announced FDA clearance of the Investigational New Drug (IND) application for azercabtagene zapreleucel (azer-cel) for the treatment of progressive forms of multiple sclerosis. Previously, in January 2024, we entered into an agreement with Precision BioSciences, Inc. (Precision) to acquire a worldwide license to Precision’s azer-cel, for autoimmune diseases and all other non-oncology indications. Azer-cel is an allogeneic (off the shelf) CAR T program, and the Company has near term plans to evaluate the program in multiple autoimmune indications.

Corporate Update

In August 2024 we announced the establishment of a new five year, $250 million credit facility with  HealthCare Royalty and Blue Owl Capital, primarily to repay $107 million in outstanding debt and accrued interest, which was set to mature in multiple tranches from mid-2025 to January 2026 and to fund the buyback of up to $100 million of currently outstanding shares of our common stock. The remainder will be available for working capital purposes, providing us with additional operational flexibility.

BRIUMVI Patents

In February 2024, we announced the issuance of three additional patents by the United States Patent and Trademark Office (USPTO) for BRIUMVI, which extended patent protection through 2042.

OUR PRODUCTS

We currently license worldwide development and commercial rights, subject to certain limited geographical restrictions, for all of our products under development. The following table summarizes the current clinical trial status for our lead drug candidates as of August 2024.

Clinical Drug Candidate: (molecular target)	Initial Target Disease	Stage/Status of Development
Ublituximab (anti-CD20 mAb)	Relapsing Forms of Multiple Sclerosis (RMS)	APPROVED
Subcutaneous ublituximab	RMS	Phase 1
Azer-cel	Progressive Forms of Multiple Sclerosis	IND Accepted

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

●	In December 2020, we announced positive topline results from the ULTIMATE I & II trials. Both studies met their primary endpoint of significantly reducing ARR over a 96-week period (p<0.005 in each study) with BRIUMVI demonstrating an ARR of <0.10 in each of the studies. Relative reductions of approximately 60% and 50% in ARR over teriflunomide were observed in ULTIMATE I & II, respectively. Key secondary MRI endpoints were also met.
●	On August 22, 2022, the full results from the ULTIMATE I & II trials were published in the New England Journal of Medicine.
●	Additional exploratory data sets from the ULTIMATE I & II Phase 3 trials continue to be presented at major medical meetings. BRIUMVI is also being studied in the ENHANCE Phase 3b trial evaluating RMS patients who switch from a IV anti-CD20 therapy to BRIUMVI and data from the ENHANCE trial was most recently presented at the 2024 Americas Committee for Treatment and Research in Multiple Sclerosis Annual Meeting held in February 2024.
●	On February 27, 2024, we announced the issuance of three additional patents by the United States Patent and Trademark Office (USPTO) for BRIUMVI, which extended patent protection through 2042.
●	In August 2024, we announced the initiation of a Phase 1 clinical trial evaluating a subcutaneous formulation of ublituximab in patients with RMS and that the first patients have been dosed.

U.S. Commercialization of BRIUMVI

On December 28, 2022, we announced the FDA approval of BRIUMVI for the treatment of RMS, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults, primarily based on results from the ULTIMATE I & II Phase 3 trials. On January 26, 2023, we announced the U.S. commercial launch of BRIUMVI, making it available to physicians and patients and the first RMS patient received a BRIUMVI infusion on February 1, 2023.

Ex-U.S. Commercialization of BRIUMVI

On June 1, 2023, we announced that the EC granted approval of BRIUMVI for the treatment of adult patients with RMS who have active disease defined by clinical or imaging features. With this approval, the centralized marketing authorization is valid in all EU member states, Iceland, Norway and Liechtenstein.

On August 1, 2023, we announced an agreement with Neuraxpharm Pharmaceuticals, S.L. (Neuraxpharm), a leading European specialty pharmaceutical company focused on the treatment of CNS disorders, for the Ex-U.S. commercialization of BRIUMVI (Commercialization Agreement). Under the terms of the Commercialization Agreement, we received an upfront payment of $140 million, and are eligible to receive an additional $12.5 million upon launch in the first EU country and up to an additional $492.5 million in milestone-based payments on achievement of certain launch and commercial milestones. The total deal is valued at up to $645 million in upfront and milestone payments. In addition, we will receive tiered double-digit royalties on net product sales up to 30%. In exchange, Neuraxpharm will have the exclusive right to commercialize BRIUMVI in territories outside the U.S., Canada and Mexico, which are retained by TG, and excluding certain Asian countries of which the Company previously partnered. We retain an option to buy back all rights under the Commercialization Agreement for a period of two years in the event of a change in control of TG.

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

RESULTS OF OPERATIONS

The following table summarizes the results of operations for the three months ended June 30, 2024 and 2023:

	Three months ended
	June 30,
(in thousands)	2024	2023
Product revenue, net	$72,596	$16,036
License, milestone, royalty and other revenue	870	38
Total Revenue	$73,466	$16,074

Costs and expenses:
Cost of revenue	8,304	1,911
Research and development:
Noncash compensation	2,520	5,664
Other research and development	15,036	22,458
Total research and development	17,556	28,122

General and administrative:
Noncash compensation	6,962	6,877
Other selling, general and administrative	31,828	23,838
Total general and administrative	38,790	30,715

Total costs and expenses	64,650	60,748

Interest expense	3,977	3,627
Other income	(1,712)	(691)
Total other expense, net	2,265	2,936

Net income (loss) before taxes	6,551	(47,610)
Income tax benefit	328	—
Net income (loss)	$6,879	$(47,610)

Product Revenue, Net. Product revenue, net was approximately $72.6 million for the three months ended June 30, 2024, compared to $16.0 million for the three months ended June 30, 2023. Product revenue, net for the both the three months ended June 30, 2024 and June 30, 2023 consisted of net product sales of BRIUMVI in the United States. In January 2023, we began commercial sales of BRIUMVI within the U.S. following FDA approval. The increase in product revenue, net is driven by an increase in product shipments for BRIUMVI as a result of greater market penetration.

License Revenue. License revenue was less than $0.1 million for the three months ended June 30, 2024 and June 30, 2023. License revenue for both the three months ended June 30, 2024 and June 30, 2023 is predominantly comprised of recognition of a portion of the upfront payment from the Ublituximab sublicense agreement with Ildong.

Other Revenue. Other revenue was approximately $0.7 million and zero for the three months ended June 30, 2024 and June 30, 2023, respectively.  Other revenue for the three months ended June 30, 2024 is comprised of consideration received for development and regulatory activities performed on behalf of Neuraxpharm in accordance with the Commercialization Agreement.

Cost of Revenue. Cost of revenue for the three months ended June 30, 2024 was $8.3 million compared to approximately $1.9 million for the three months ended June 30, 2023.  Cost of revenue for both the three months ended June 30, 2024 and June 30, 2023 consists primarily of third-party manufacturing, distribution, overhead costs and royalties owed to our licensing partner for BRIUMVI sales. A portion of the costs of producing BRIUMVI sold to date was expensed as research and development prior to the FDA approval of BRIUMVI and therefore it is not reflected in the cost of revenue. As a result, our initial product gross margin is higher as our pre-launch inventory costs are not included in cost of revenue. We expect the cost of revenue for BRIUMVI to increase in relation to product revenues as we deplete these inventories. We expect to use the remaining pre-commercialization inventory for product sales through the first quarter of 2025, after which our product gross margin is anticipated to decrease modestly. The cost of revenue for both the three months ended June 30, 2024 and June 30, 2023 includes, respectively, $0.7 million and zero, costs related to delivering regulatory support & development services to Neuraxpharm in accordance with the Commercialization Agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $2.5 million for the three months ended June 30, 2024, as compared to $5.7 million during the comparable period ended June 30, 2023. The decrease in noncash compensation expense was primarily due to decreased vesting of milestone-based grants during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Other Research and Development Expense. Other research and development expense decreased for the three months ended June 30, 2024, by approximately $7.4 million to $15.0 million as compared to the comparable period ended June 30, 2023. The decrease in research and development expense during the three months ended June 30, 2024 was primarily due to reduced clinical trial related expense and license milestones incurred during the period.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $7.0 million for the three months ended June 30, 2024, as compared to $6.9 million during the comparable period ended June 30, 2023.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses totaled $31.8 million for the three months ended June 30, 2024, as compared to $23.8 million during the comparable period ended June 30, 2023. The increase was primarily due to other selling, general and administrative costs, including personnel and consultants, associated with the commercialization of BRIUMVI, during the three months ended June 30, 2024.

Interest Expense. Interest expense increased by $0.4 million to $4.0 million for the three months ended June 30, 2024, as compared to $3.6 million for the three months ended June 30, 2023.

Other Income. Other income increased by $1.0 million to $1.7 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase is mainly due to higher interest income received from our money market investments.

The following table summarizes the results of operations for the six months ended June 30, 2024 and 2023:

	Six months ended
	June 30,
(in thousands)	2024	2023
Product revenue, net	$123,084	$23,801
License, milestone, royalty and other revenue	13,855	76
Total Revenue	$136,939	$23,877

Costs and expenses:
Cost of revenue	13,745	2,768
Research and development:
Noncash compensation	4,972	7,247
Other research and development	45,306	36,744
Total research and development	50,278	43,991

General and administrative:
Noncash compensation	13,848	12,117
Other selling, general and administrative	59,522	46,666
Total general and administrative	73,370	58,783

Total costs and expenses	137,393	105,542

Interest expense	6,265	6,471
Other income	(2,592)	(1,295)
Total other expense, net	3,673	5,176

Net loss before taxes	(4,127)	(86,841)
Income tax benefit	299	—
Net loss	$(3,828)	$(86,841)

Product Revenue, Net. Product revenue, net was approximately $123.1 million for the six months ended June 30, 2024, compared to $23.8 million for the six months ended June 30, 2023. Product revenue, net for the both the six months ended June 30, 2024 and June 30, 2023, consisted of net product sales of BRIUMVI in the United States. In January 2023, we began commercial sales of BRIUMVI within the U.S. following FDA approval. The increase in product revenue, net is driven by an increase in product shipments for BRIUMVI as a result of greater market penetration.

License Revenue. License revenue was $12.6 million for the six months ended June 30, 2024 compared to approximately $0.1 million for the six months ended June 30, 2023. License revenue for the six months ended June 30, 2024 is predominantly comprised of a milestone payment under the Neuraxpharm Commercialization Agreement for the first key market commercial launch of BRIUMVI in the EU. License revenue for the six months ended June 30, 2023 is comprised of recognition of a portion of the upfront payment from the Ublituximab sublicense agreement with Ildong.

Other Revenue. Other revenue was approximately $1.3 million and zero for the six months ended June 30, 2024 and June 30, 2023, respectively.  Other revenue for the six months ended June 30, 2024 is comprised mainly of consideration received for development and regulatory activities performed on behalf of Neuraxpharm in accordance with the Commercialization Agreement.

Cost of Revenue. Cost of revenue for the six months ended June 30, 2024 was $13.7 million compared to approximately $2.8 million for the six months ended June 30, 2023.  Cost of revenue for both the six months ended June 30, 2024 and June 30, 2023 consists primarily of third-party manufacturing, distribution, overhead costs and royalties owed to our licensing partner for BRIUMVI sales. A portion of the costs of producing BRIUMVI sold to date was expensed as research and development prior to the FDA approval of BRIUMVI and therefore it is not reflected in the cost of revenue. As a result, our initial product gross margin is higher as our pre-launch inventory costs are not included in cost of revenue. We expect the cost of revenue for BRIUMVI to increase in relation to product revenues as we deplete these inventories. We expect to use the remaining pre-commercialization inventory for product sales through the first quarter of 2025, after which our product gross margin is anticipated to decrease modestly. The cost of revenue for the six months ended June 30, 2024 includes $1.1 million of costs related to delivering regulatory support & development services to Neuraxpharm in accordance with the Commercialization Agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $5.0 million for the six months ended June 30, 2024, as compared to $7.2 million during the comparable period ended June 30, 2023. The decrease in noncash compensation expense was primarily due to decreased vesting of milestone-based grants during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Other Research and Development Expense. Other research and development expense increased for the six months ended June 30, 2024, by approximately $8.6 million to $45.3 million as compared to the comparable period ended June 30, 2023. The increase in research and development expense during the six months ended June 30, 2024 was primarily attributable to the Precision License Agreement, as well as manufacturing related expenses during the period, offset by a decrease in clinical trial expenses.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $13.8 million for the six months ended June 30, 2024, as compared to $12.1 million during the comparable period ended June 30, 2023. The increase in noncash compensation expense was primarily due to greater vesting of equity grants during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses totaled $59.5 million for the six months ended June 30, 2024, as compared to $46.7 million during the comparable period ended June 30, 2023. The increase was primarily due to other selling, general and administrative costs, including personnel and consultants, associated with the commercialization of BRIUMVI, during the six months ended June 30, 2024.

Interest Expense. Interest expense decreased by $0.2 million to $6.3 million for the six months ended June 30, 2024, as compared to $6.5 million for the six months ended June 30, 2023.

Other Income. Other income increased by $1.3 million to $2.6 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase is mainly due to greater accretion income earned from short-term investment securities during the six months ended June 30, 2024 compared to the comparable period ending June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have incurred operating losses; however, during the three months ended June 30, 2024, the Company experienced a net profit. Additionally, during the twelve months ended December 31, 2023, the Company experienced a net profit due to a $140.0 million non-refundable upfront payment recognized as license revenue in the third quarter of 2023 as part of our Commercialization Agreement with Neuraxpharm (see Note 2 for more information). We may incur operating losses in the near term and may never become profitable. As of June 30, 2024, we have an accumulated deficit of $1.6 billion.

Our major sources of cash have been proceeds from private placements and public offerings of equity securities, our loan and security agreements executed with Hercules (see Note 7 for more information), and the upfront payment from the Commercialization Agreement (see Note 2 for more information). Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. During the six months ended June 30, 2024, we generated $123.1 million in product revenue from sales of BRIUMVI. BRIUMVI first became commercially available in the United States in January of 2023. Even with the commercialization of BRIUMVI and the possible future commercialization of our other drug candidates, we may not become profitable. Our ability to achieve profitability depends on our ability to generate revenue and many other factors, including our ability to successfully commercialize our drug candidates alone or in partnership; successfully complete any post-approval regulatory obligations and our ability to maintain or obtain regulatory approval for our drug candidates. We may continue to incur operating losses even now that we are generating revenues from BRIUMVI.

As of June 30, 2024, we had $217.3 million in cash and cash equivalents, and investment securities. The Company believes its existing cash, cash equivalents, and investment securities, combined with projected revenues associated with the sale of BRIUMVI in the U.S. and ex-U.S., will be sufficient to fund its anticipated operating cash requirements for at least twelve months following the date of this filing.

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

Discussion of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	Six months ended
	June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(2,671)	$(101,907)
Net cash used in investing activities	$(7,490)	$24,333
Net cash provided by (used in) financing activities	$145	$72,285

Cash used in operating activities for the six months ended June 30, 2024 was $2.7 million as compared to cash used in operating activities of $101.9 million for the six months ended June 30, 2023. The decrease in net cash used in operating activities was due to a lower net loss during the six months ended June 30, 2024, offset by an increase in inventory of $39.5 million during the same period. This inventory balance increase was due to the buildup of inventory in support of BRIUMVI forecasted sales, to ensure appropriate safety stock levels, and meet our commitment to supply BRIUMVI to Neuraxpharm in relation to the Commercialization Agreement.

Net cash used in investing activities for the six months ended June 30, 2024 was $7.5 million as compared to $24.3 million provided by investing activities for the six months ended June 30, 2023. The increase in net cash used in investing activities was primarily due to increased investment in short-term securities during the six months ended June 30, 2024.

Net cash provided by financing activities for the six months ended June 30, 2024 was approximately $0.1 million as compared to net cash provided by financing activities of $72.2 million for the six months ended June 30, 2023. The decrease in net cash provided by financing activities during the six months ended June 30, 2024 is due to the advance of $25.0 million drawn as part of the First Amendment entered into with Hercules on March 31, 2024 and $46.3 million received under 2022 ATM that occurred during the six months June 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

In light of the material weakness described below, management performed additional analyses and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP). Accordingly, management believes that the consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

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

This control deficiency resulted in immaterial misstatements in related accounts. Furthermore, the control deficiency described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiency represents a material weakness in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of June 30, 2024.

Management’s Plan to Remediate the Identified Material Weakness

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings.

ITEM 1A. RISK FACTORS.

You should carefully consider the following risk factors and the other information contained elsewhere in this Quarterly Report before making an investment in our securities. If any of the following risks occur, our business, financial condition or operating results could be materially harmed. An investment in our securities is speculative in nature, involves a high degree of risk, and should not be made by an investor who cannot bear the economic risk of its investment for an indefinite period of time and who cannot afford the loss of its entire investment. The risks described below are not the only ones that our business faces. Additional risks not currently known to us or that we currently deem to be immaterial may adversely impact our business in the future. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report, including our financial statements and related notes, and our other filings from time to time with the SEC.

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

In addition, global health concerns (such as the COVID-19 pandemic) could impact commercialization of BRIUMVI. Patients and healthcare providers have raised concerns that immunosuppressive products like anti-CD20 antibodies and other B-cell targeted agents may increase the risk of acquiring viruses (such as COVID-19) or lead to more severe complications or outcomes upon infection, including death. These or other similar concerns may impact the commercial potential for BRIUMVI and other immunosuppressive products that we have in development.

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

The incidence and prevalence for target patient populations of BRIUMVI and our product candidates, including azer-cel in non-oncology indications, have not been established with precision. If the market opportunities for BRIUMVI and our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected.

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

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in January 2012. To date, our operations have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking preclinical studies and clinical trials, commercializing UKONIQ (withdrawn from sale) and launching and commercializing BRIUMVI. We are transitioning from a company with a research and development focus and commercialization capabilities in oncology to a company capable of supporting commercial activities in neurology and immunology in the U.S. and outside the U.S. This transition involves a wide variety of risks, and we may not be successful in such transition.

Since inception, we have focused our efforts and financial resources on clinical trials, manufacturing of our products and product candidates and preparing to support a commercial product. To date, we have financed our operations primarily through public offerings of our common stock and debt financing. Since inception, we have incurred significant operating losses. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our prior losses, combined with expected future losses, have had, and will continue to have an adverse effect on our stockholders’ deficit and working capital. BRIUMVI is currently our only marketed product. We expect to continue to incur significant research and development expenses, as well as significant commercialization and outsourced-manufacturing expenses as we continue to commercialize BRIUMVI. Because of the numerous risks and uncertainties associated with developing pharmaceuticals, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate substantial revenue.

To become and remain profitable, we must succeed in developing (or in-licensing) and commercializing our products or product candidates that generate significant revenue. It is uncertain when and if we will generate any significant revenue from the sale of our product or any product candidates, if approved, in the future. Furthermore, no assurance can be given that we will meet revenue projections or guidance with respect to BRIUMVI or our product candidates, if approved. To obtain significant and sustained revenues and meet our revenue projections or guidance, we must succeed, either alone or with others, in (i) obtaining and maintaining regulatory approval for our products and product candidates; and (ii) manufacturing, marketing and selling our product and product candidates. Our ability to generate sustained revenue depends on a number of factors, including, but not limited to, our ability to:

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

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or other arrangements. We do not have any committed external source of funds, other than funds already borrowed under the financing agreement that we entered into with Blue Owl Capital Corporation, HealthCare Royalty and Blue Owl Capital in August 2024 (see Note 7 and Note 11 to our condensed consolidated financial statements for more information). To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. We may also seek funds through collaborations, strategic alliances or licensing arrangements with third parties at a time that is not desirable to us and we may be required to relinquish valuable rights to some intellectual property, future revenue streams, research programs or products and product candidates or to grant licenses on terms that may not be favorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, which could limit our ability to expand our business operations and could harm our overall business prospects.

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

In February 2019, we entered into a Loan and Security Agreement with Hercules Capital, Inc., a Maryland corporation (Hercules), and on December 30, 2021, the Company entered into an Amended and Restated Loan and Security Agreement (the Amended Loan Agreement) with Hercules, which was amended on March 31, 2023. On August 2, 2024, we repaid all outstanding principal and accrued interest and fees under the Amended Loan Agreement, as amended, and the Amended Loan Agreement was effectively terminated.

On August 2, 2024, the Company entered into a term loan facility of $250 million (the Initial Term Loan) with Blue Owl Capital Corporation, as administrative agent (the Administrative Agent), HealthCare Royalty and Blue Owl Capital under the Financing Agreement (as defined below).

The Initial Term Loan is governed by a financing agreement, dated August 2, 2024 (the Financing Agreement), which provides for (i) a single draw of the Initial Term Loan on the Closing Date and (ii) an uncommitted additional facility in an aggregate principal amount of $100 million (see Note 11 to our condensed consolidated financial statements for more information).

All obligations under the Financing Agreement  are secured by a lien on substantially all of assets of the Company and certain of our subsidiaries as guarantors. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing its outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

To the extent additional debt is added to our current debt levels, the risks described above could increase.

●

we will need to repay the indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities; and

●

our failure to comply with the restrictive covenants in the Financing Agreement could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and the creditors under the Financing Agreement could seek to enforce its security interest in the assets securing such indebtedness.

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

Pharmaceutical development has inherent risks. The outcome of preclinical development testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Once a product candidate has displayed sufficient preclinical data to warrant clinical investigation, we will be required to demonstrate, through adequate and well-controlled clinical trials, that our product candidates are effective with a favorable benefit-risk profile for use in populations for their target indications before we can seek regulatory approvals for their commercial sale. Many drug candidates fail in the early stages of clinical development for safety and tolerability issues or for insufficient clinical activity, despite promising preclinical results. Accordingly, no assurance can be made that a safe and efficacious dose can be found for these compounds or that they will ever enter into advanced clinical trials alone or in combination with other product candidates. Moreover, success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Companies frequently experience significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. There is an extremely high rate of failure of pharmaceutical candidates proceeding through clinical trials.

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

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. It is impossible to predict when or if our product candidates will prove effective and safe in humans, will receive regulatory approval or will have a differentiated safety and tolerability profile. A failure of one or more clinical trials can occur at any stage of testing. Accordingly, our ongoing trials and future clinical trials may not be successful. Even if our clinical trials produce positive results, there can be no guarantee that the positive outcomes will be replicated in future studies either within the same indication as previously evaluated or in alternate indications and settings.

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

Whether or not and how quickly we complete clinical trials depends in part upon the rate at which we are able to engage clinical research/trial sites and, thereafter, the rate of enrollment of patients, and the rate at which we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are currently conducting or planning clinical trials that seek to enroll patients with the same diseases that we are studying. We may experience unforeseen events that could delay or prevent our ability to complete current clinical trials, initiate new trials, receive marketing approval or commercialize our product candidates, including:

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

●

clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulatory authorities may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon drug development programs;

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
●

the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate, including, without limitation, as a result of disruptions to our supply chains caused by global health crises international conflicts such as the Russian invasion of Ukraine or the Israel-Hamas war, economic instability, or natural disasters;

●	regulatory authorities may revise the requirements applicable to our product candidates, or such requirements may not be as we anticipate; and
●

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulatory authorities, IRBs or ECs to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other therapies in the same or a similar class that raise safety or efficacy concerns about our product candidates.

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

In addition, changes in regulatory policy could cause us to have to repeat or conduct additional clinical trials or change our clinical development strategy. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. If we are not able to adhere to these new requirements, our ability to conduct clinical trials may be delayed or halted. Our drug development costs will also increase if we experience delays in testing or regulatory approvals. Certain clinical trials are designed to continue until a pre-determined number of events have occurred in the patients enrolled. Trials such as this are subject to delays stemming from patient withdrawal and from lower-than-expected event rates. Significant clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates. Any delays in our preclinical or future clinical development programs may harm our business, financial condition and prospects significantly. We may also incur additional costs if enrollment is increased.

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
●

interruptions or delays in the operations of the FDA and foreign regulatory authorities as a result of global health, inadequate government funding, or economic crises international conflict, or national disasters may negatively impact review, inspection, and approval timelines.

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

Some of our product and product candidates are currently manufactured in relatively small batches for use in preclinical and clinical studies. Process improvements implemented to date have changed, and process improvements in the future may change, the activity and/or analytical profile of the product or product candidates, which may affect the safety and efficacy of the products. It is possible that additional and/or different adverse events may appear among patients exposed to drug product manufactured under one process compared to the other, or that adverse events may arise with greater frequency, intensity and duration among patients exposed to drug product manufactured under one process compared to the other.

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

In the United States, the President, federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of healthcare and addressing public concern over access and affordability of prescription drugs. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the ACA) was enacted in 2010 and made significant changes to the U.S. healthcare system. ACA changes included expanding healthcare coverage through Medicaid expansion and implementation of the individual health insurance mandate; changing coverage and reimbursement of drug products under government healthcare programs; imposing an annual fee on manufacturers of branded drugs; and expanding government enforcement authority. Although the ACA has been the subject of a number of legislative and litigation challenges since it passed, it is expected that the Biden Administration will seek to strengthen and expand the ACA. We cannot predict what effect, if any, further changes to the ACA would have on our business or if any changes in an administration may have on the ACA or our business.

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

Some of our relationships with customers and third-party payors are subject to applicable fraud and abuse laws, false claims laws, transparency and disclosure laws, health information and security laws, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

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

●

the federal False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. For example, life sciences companies have faced enforcement actions under the False Claims Act in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product, among other activities. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute or the Federal Food, Drug, and Cosmetic Act (FDCA) constitutes a false or fraudulent claim for purposes of the False Claims Act;

●	the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) and its implementing regulations, has fraud provisions that impose criminal and civil liability for knowingly and willingly executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs, or integrity oversight and reporting obligations to resolve allegations of non-compliance;
●

the Physician Payments Sunshine Act under section 6002 of the Affordable Care Act requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to monitor and report certain information related to payments and other transfers of value to and the ownership and investment interests of physicians and certain other healthcare providers as well as teaching hospitals to the federal government for redisclosure to the public. The Centers for Medicare & Medicaid Services (CMS) has the potential to impose penalties for violations of the Physician Payment Sunshine Act, depending on the circumstances, and reported payments also have the potential to draw scrutiny to our relationships with health care practitioners and academic medical institutions, which may have implications under the Anti-Kickback Statute and other healthcare laws;

●

HIPAA, as amended by the HITECH and other amendments, and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

Within the United States, HIPAA establishes a federal “floor” with respect to privacy, security, and breach notification requirements as it pertains to protected health information subject to HIPAA and does not supersede any state laws insofar as they are broader or more stringent than HIPAA.  There are numerous other laws, regulations and legislative and regulatory initiatives at the federal and state levels addressing privacy and security of personal data. Depending on the data we receive, we may be subject to federal and state privacy-related laws that may be more restrictive or contain different requirements than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties and requirements related to such data. HIPAA affects the ability of healthcare providers and other entities with which we may interact, including clinical trial sites, to disclose patient health information to us. Under Section 5(a) of the Federal Trade Commission Act (FTCA), the Federal Trade Commission (FTC) expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. The FTC has asserted authority and issued enforcement actions in response to actual or perceived unfair or deceptive practices by a company in the handling of consumer information. Medical data is considered sensitive data that merits stronger safeguards. States may also impose requirements. For example, the California Consumer Privacy Act (CCPA), went into effect in January 2020 creating data privacy obligations for covered companies and providing privacy rights to California residents, including the right to opt out of certain disclosures of their information. Colorado, Connecticut, Washington, Utah, Virginia and Iowa have also enacted data privacy statutes. Among other things, these state-specific laws create new data privacy obligations for covered companies and provide new privacy rights to state residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The Washington My Health My Data Act also contains a private right of actions. Draft regulations implementing certain of the state statutes have been published, but many questions remain as to how all of the new statutes will be interpreted. In addition to the laws discussed above, we may see more stringent federal and state privacy legislation passed in 2024 and beyond, as the increased cyber-attacks during the ongoing COVID-19 pandemic have once again put a spotlight on data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations. We expect to incur additional costs to ensure that our data privacy and security policies, procedures, and activities comply with applicable and evolving legal requirements.

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

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture, testing, packaging and labeling of any products that we commercialize and our product candidates for preclinical development and clinical testing. For example, we currently rely on Samsung Biologics for clinical and commercial supply of BRIUMVI. In addition, we utilize multiple vendors who provide testing services. Our reliance on third parties increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

The starting materials, intermediates, API/drug substance, and drug product used in many of our drug candidates are currently supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain starting materials, intermediates, API/drug substance, and drug product for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. It is expected that many of our manufacturing partners will be sole source suppliers from single site locations for the foreseeable future. Various raw materials, components, and testing services required for our product and product candidates may also be single sourced. We are not certain that our single-source suppliers will be able to supply sufficient quantities of their products or on the timelines necessary to meet our needs, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers, our relative importance as a customer to those suppliers, international political conflicts that may impact trade or the supply chain within a particular region, public health emergencies or natural disasters that may cause those suppliers to stop work for a period of time or lead to a sudden increase in demand for selected materials resulting in short-term unavailability of such materials. If any of our suppliers ceases operations for any reason or is unable or unwilling to supply starting materials, intermediates, API/drug substance, and drug product in sufficient quantities or on the timelines necessary to meet our needs, it could significantly and adversely affect our business, the supply of our drug products and drug candidates and our financial condition. In addition, if our current or future supply of any of our products or product candidates should fail to meet specifications during its stability program there could be a voluntary or mandatory product recall if the product is approved and, even in the absence of a recall, there could be significant interruption of our supply of drug, which would adversely affect the clinical development and commercialization of the product.

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

Our drug development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund expenses. Therefore, for some of our drug candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those drug candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the proposed collaborator’s resources and expertise, the terms and conditions of the proposed collaboration with a third party, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of our clinical trials, the likelihood of approval by the FDA, EMA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

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

We may not be able to negotiate additional collaborations on a timely basis, on favorable terms to us, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on favorable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and we may ultimately not be able to generate revenue from their sales.

Risks Related to Our Intellectual Property

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

Patent protection and other intellectual property protection are crucial to the success of our business and prospects, and there is a substantial risk that such protections may prove inadequate.

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

As of August 5, 2024, we had 300 employees. To manage our anticipated future growth and focus in neurology and immunology, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these activities. Due to our limited resources, we may not be able to effectively manage the expansion and shift of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage our transition to a strategy primarily focused on neurology and immunology, our expenses may increase more than expected our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and changes to our business.

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

Likewise, the capital and credit markets may be adversely affected by the conflicts between Russia and Ukraine and Israel and Hamas, the possibility of wider European, Middle Eastern or other geopolitical tensions, and the global sanctions imposed in response thereto. Other international events such as trade disputes, separatist movements, leadership changes and political and military conflicts could also adversely affect global financial activity and markets and could negatively affect the U.S. economy. These conditions could result in decreased economic activity, heightened risk of cyberattacks and inflation, as well as impact our ability to raise capital. Additionally, the Federal Reserve Board (FRB) and other major central banks have been consistently removing or reducing monetary accommodation, increasing the risk of recession and also potentially negatively impacting asset values and credit spreads that were boosted by extraordinary monetary stimulus. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our drug candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our marketed product and services. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions, could adversely impact our business.

Our employees, principal investigators, CROs, CMOs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading, which could have a material adverse effect on our business.

We are exposed to the risk that our employees, principal investigators, CROs, CMOs, and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of ethics applicable to all of our employees and have implemented a compliance program, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. In addition, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, regardless of the outcome, our reputation and our business may suffer. If we are not successful in defending ourselves or asserting our rights, those actions could lead to imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business.

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

As another example, in August 2022, the Inflation Reduction Act of 2022 (the IRA) was enacted, and, among other things, included a new 15% alternative minimum tax on the adjusted financial statement income of certain large corporations for tax years beginning after December 31, 2022. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes could adversely impact our business, results of operations and financial position. On December 14, 2023, President Biden announced that, under the IRA, dozens of pharmaceutical companies are required to pay rebates to Medicare for price hikes on prescription drugs.

Risks Related to Our Common Stock and Being a Publicly Traded Company

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell our stock at a profit.

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

●	announcements of technological innovations or new commercial products by our competitors or us;
●	developments concerning proprietary rights, including patents;
●	developments concerning our collaborations;
●	announcements of technological innovations by us or our competitors;
●	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
●	conditions and trends in the pharmaceutical, biotechnology and other industries;
●	regulatory developments in the United States and foreign countries;
●	litigation or arbitration;
●

economic, political and market conditions or other crises and other external factors such as the disruptions in the global economy caused by the COVID-19 pandemic, the conflict between Russia and Ukraine, and the Israel-Hamas war;

●	period-to-period fluctuations in our revenues and other results of operations;
●	failure to meet our revenue projections or guidance;
●	changes in financial estimates by securities analysts;
●	our repurchase of shares of our common stock pursuant to our share repurchase program;
●	sales of our common stock by us; and
●	the occurrences of any of the risks described in this Quarterly Report.

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

Climate change or legal, regulatory or market measures to address climate change may negatively affect our business, supply chain, results of operations, financial condition and growth prospects.

We believe that climate change has the potential to negatively affect our business, results of operations, financial condition and growth prospects. The adverse impacts of climate change include (i) physical risks such as increased frequency and severity of natural disasters and extreme weather events such as hurricanes, tornados, wildfires (exacerbated by drought), flooding, and extreme heat, (ii) risks in transitioning to a low-carbon economy (such as additional legal or regulatory requirements, changes in technology, market risk and reputational risk) and (iii) social and human effects (such as population dislocations and harm to health and well-being).

Since we currently rely on single contract manufacturers to produce our commercial products, extreme weather and sea level rise pose physical risks to the facilities of our manufacturing partners. Such risks include losses incurred as a result of physical damage to facilities, loss or spoilage of inventory, and operational disruptions caused by such natural disasters and extreme weather events. Loss of access to the facilities of our manufacturing partners may result in increased costs, delays in the development of our products or interruption of our business operations. Any disaster recovery and business continuity plans that our we or our third-party manufacturers have in place may prove inadequate in the event of a serious natural disaster or similar event. We may incur substantial expenses as a result of the limited nature of these disaster recovery and business continuity plans, which could have a material adverse effect on our business.

In addition, the long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear and may heighten or intensify the existing risk of natural disasters. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, we cannot assure you that such insurance coverage will be sufficient to satisfy any damages and losses we may directly or indirectly incur. If the manufacturing facilities of our third-party manufacturers are unable to operate for any reason, even for a short period of time, any or all of our research and development programs or commercialization efforts may be harmed. Any material interruption could have a material and adverse effect on our business.

New legal or regulatory requirements may also be enacted to prevent, mitigate, or adapt to the implications of a changing climate and its effects on the environment. These regulations, which may differ across jurisdictions, could result in our manufacturing partners being subject to new or expanded carbon pricing or taxes, increased compliance costs, restrictions on greenhouse gas emissions, investment in new technologies, increased carbon disclosure and transparency, upgrading of facilities to meet new building codes, and the redesign of utility systems, which could increase our third-party manufacturers’ operating costs, including the cost of electricity and energy used to develop our products. Our supply chain as a whole would likely be subject to these same transitional risks and would likely pass along any increased costs to us.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. As a result, we are required to periodically perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, our independent auditors are required to perform a similar evaluation and report on the effectiveness of our internal control over financial reporting. These efforts to comply with Section 404 will require the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal control over financial reporting and all other aspects of Section 404, we cannot be certain that a material weakness will not be identified when we test the effectiveness of our control systems in the future. If a material weakness is identified, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal control over financial reporting, which could have an adverse effect on the market price of our stock and result in a loss of investor confidence in our financial reports.

We have identified a material weakness in our internal control over financial reporting related to non-routine share-based payment awards, and if our remediation of such material weakness is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

During the preparation of our unaudited condensed consolidated financial statements for the period ended June 30, 2024, we identified a material weakness in our internal control over financial reporting related to controls around non-routine share-based payment awards. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified pertains to certain process-level controls over share-based payment awards for stock awards with market conditions. To remediate the material weakness in the Company’s internal control over financial reporting, the Company will implement enhanced risk assessment procedures to ensure that all non-routine share-based grants are appropriately identified and evaluated. Further, the Company will design additional preventative controls around non-routine share-based payment awards to ensure the appropriate recognition and measurement of such awards at the grant date.

The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time to enable management and our independent registered public accounting firm to test and to conclude that these controls are operating effectively. Until this material weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

If we are unable to further implement and maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price. If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of periodic management evaluations.

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

We cannot guarantee that our stock repurchase program will be further consummated or will enhance stockholder value, our share repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

In August 2024, we announced that our Board of Directors had authorized a share repurchase program of up to $100 million of our outstanding shares of common stock. We intend to repurchase shares of our common stock from time to time, as authorized by our Board of Directors, through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The timing and the amount of stock repurchases in the share repurchase program will be determined by our management, based on its evaluation of factors including business and market conditions, corporate and regulatory requirements, and other considerations. The share repurchase program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of our common stock.

There can be no assurance of any future share repurchases or share repurchase program authorizations. The timing and manner of any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, results of operations and financial condition, alternative investment opportunities, restrictions under any of our agreements, business economic and market conditions, corporate and regulatory requirements the price of our Common Stock on the NASDAQ Global Select Market, and other factors that we may deem relevant. We can provide no assurance that we will repurchase shares of our Common Stock at favorable prices, if at all

Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility or diminish our cash reserves, which may impact our ability to finance our future operations. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any repurchases will enhance shareholder value, because the market price of our common stock may decline below the levels at which we repurchased our common stock. Although our share repurchase program is intended to enhance long-term shareholder value, short-term stock price fluctuations could reduce the share repurchase program’s effectiveness.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS OF SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of TG Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2024).
10.1	Amendment to the TG Therapeutics, Inc. 2022 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2024).
10.2*#	Financing Agreement between TG Therapeutics, Inc., certain subsidiaries of TG Therapeutics, Inc., various lenders from time to time party thereto, and Blue Owl Capital Corporation, dated August 2, 2024.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2024.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2024.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2024.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2024.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

# Certain confidential portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: August 9, 2024	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer