Form 10-Q
period 2024-09-30
TG THERAPEUTICS, INC.
filed 2024-11-07
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐ No ☒

There were 155,665,334 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 4, 2024.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2024

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

●	our ability to obtain sufficient capital to fund our planned operations;
●	our financial performance and cash burn management;
●	our ability to maintain or obtain adequate product liability and other insurance coverage;
●	developments relating to our competitors and our industry;
●	the effects on our company of future regulatory developments or legislative actions, including changes in healthcare, environmental and other laws and regulations to which we are subject;
●	prevailing economic, market and business conditions;
●	our ability to retain, attract and hire key personnel;
●	our competitive position;
●	fluctuations in the trading price of our common stock;
●	our use of cash and other resources; and
●	our ability to successfully implement our strategy.

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

Risks Related to Drug Development and Regulatory Approval

●

If we are unable to maintain or obtain regulatory approval for our product or product candidates and ultimately cannot commercialize our product or product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

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

●	If we are unable to protect the confidentiality of our trade secrets, our business may be significantly harmed.

Risks Related to our Financial Position and Need for Additional Capital

●	While we have recently generated net income, we have incurred significant operating losses since our inception, and we may incur losses in the future.
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

General Risk Factors

●

Patients and healthcare providers have raised concerns that immunosuppressive products, like anti-CD20 antibodies and other B-cell targeted agents, may increase the risk of acquiring viruses or lead to more severe complications upon infection. These concerns may impact the commercial potential for BRIUMVI and other immunosuppressive products that we have in development.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$195,822	$92,933
Short-term investment securities	145,219	124,575
Accounts receivable, net	115,727	51,093
Inventories	84,669	39,823
Other current assets	32,632	9,519
Total current assets	574,069	317,943
Restricted cash	1,295	1,285
Long-term investment securities	1,125	—
Right of use assets	7,411	8,050
Other noncurrent assets(1)	2,114	2,309
Total assets	$586,014	$329,587

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$101,407	$38,471
Other current liabilities	3,298	1,479
Lease liability – current portion	1,231	1,446
Deferred revenue - current portion	9,093	152
Accrued compensation	10,085	12,172
Total current liabilities	125,114	53,720
Deferred revenue, non-current portion	16,166	6,016
Loan payable – non-current	244,158	100,118
Lease liability – non-current	8,419	9,231
Total liabilities	393,857	169,085
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share (190,000,000 and 175,000,000 shares authorized, 155,910,901 and 151,465,598 shares issued, 155,777,291 and 151,424,289 shares outstanding at September 30, 2024 and December 31, 2023, respectively)	156	151
Additional paid-in capital	1,746,909	1,713,162
Treasury stock, at cost, 133,610 and 41,309 shares at September 30, 2024 and December 31, 2023, respectively	(2,383)	(234)
Accumulated deficit	(1,552,525)	(1,552,577)
Total stockholders’ equity	192,157	160,502
Total liabilities and stockholders’ equity	$586,014	$329,587

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1) Amounts as of December 31, 2023 have been reclassified to conform to current period presentation.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Product revenue, net	$83,297	$25,068	$206,381	$48,868
License, milestone, royalty and other revenue	582	140,747	14,438	140,823
Total revenue	$83,879	$165,815	$220,819	$189,691

Costs and expenses:
Cost of revenue	9,341	3,509	23,087	6,277
Research and development:
Noncash compensation	3,028	2,915	8,000	10,162
Other research and development	17,110	11,838	62,417	48,581
Total research and development	20,138	14,753	70,417	58,743

Selling, general and administrative:
Noncash compensation	8,745	6,269	$22,593	18,386
Other selling, general and administrative	33,221	26,500	$92,742	73,167
Total selling, general and administrative	41,966	32,769	115,335	91,553

Total costs and expenses	71,445	51,031	208,839	156,573

Operating income	12,434	114,784	11,980	33,118

Other expense (income):
Interest expense	10,832	3,713	$16,967	10,184
Other income	(2,666)	(2,859)	$(5,128)	(4,154)
Total other expense, net	8,166	854	11,839	6,030

Net income before taxes	$4,268	$113,930	$141	$27,088
Income tax expense	$388	—	$89	—
Net income	$3,880	$113,930	$52	$27,088

Net income per common share:
Basic	$0.03	$0.80	$0.00	$0.19
Diluted	$0.02	$0.73	$0.00	$0.19

Weighted-average shares of common stock outstanding
Basic	145,102,479	142,871,227	145,342,337	141,571,785
Diluted	160,714,388	155,871,749	160,366,927	145,952,913

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2023	146,426,697	$146	$1,623,924	41,309	$(234)	$(1,565,249)	$58,587
Issuance of common stock in connection with exercise of options	66,701	*	363	—	—	—	363
Issuance of restricted stock	3,017,736	3	(3)	—	—	—	—
Warrants issued with debt financing	—	—	595	—	—	—	595
Forfeiture of restricted stock	(73,787)	*	—	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	7,120	—	—	—	7,120
Net loss	—	—	—	—	—	(39,232)	(39,232)
Balance at March 31, 2023	149,437,347	149	1,631,999	41,309	(234)	(1,604,481)	27,433
Issuance of common stock in connection with exercise of options	76,955	*	751	—	—	—	751
Issuance of restricted stock	95,000	*	*	—	—	—	—
Forfeiture of restricted stock	(25,679)	*	*	—	—	—	—
Issuance of common stock in public offering (net of offering costs of $0.8 million)	1,385,700	2	46,295				46,297
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	13,582	—	—	—	13,582
Net loss	—	—	—	—	—	(47,610)	(47,610)
Balance at June 30, 2023	150,969,323	151	1,692,627	41,309	(234)	(1,652,091)	40,453
Issuance of common stock in connection with exercise of options	102,500	*	420	—	—	—	420
Issuance of restricted stock	457,501	*	*	—	—	—	—
Forfeiture of restricted stock	(38,593)	*	*	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	9,966	—	—	—	9,966
Net loss	—	—	—	—	—	113,930	113,930
Balance at September 30, 2023	151,490,731	151	1,703,013	41,309	(234)	(1,538,161)	164,769

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2024	151,465,598	$151	$1,713,162	41,309	$(234)	$(1,552,577)	$160,502
Issuance of common stock in connection with exercise of options	2,500	*	10	—	—	—	10
Issuance of restricted stock	3,304,468	4	(4)	—	—	—	—
Forfeiture of restricted stock	(165,514)	*	—	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	10,304	—	—	—	10,304
Net loss	—	—		—	—	(10,707)	(10,707)
Balance at March 31, 2024	154,607,052	155	1,723,472	41,309	(234)	(1,563,284)	160,109
Issuance of common stock in connection with exercise of options	27,250	*	135	—	—	—	135
Issuance of restricted stock	332,138	*	—	—	—	—	—
Forfeiture of restricted stock	(92,593)	*	—	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	10,445	—	—	—	10,445
Net income	—	—		—	—	6,879	6,879
Balance at June 30, 2024	154,873,847	155	1,734,052	41,309	(234)	(1,556,405)	177,568
Issuance of common stock in connection with exercise of options	35,313	*	199	—	—	—	199
Issuance of restricted stock	1,038,407	1	(1)	—	—	—	—
Forfeiture of restricted stock	(36,666)	*	*	—	—	—	—
Repurchase of common stock	—	—	—	92,301	(2,149)	—	(2,149)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	12,659	—	—	—	12,659
Net income	—	—	—	—	—	3,880	3,880
Balance at September 30, 2024	155,910,901	156	1,746,909	133,610	(2,383)	(1,552,525)	192,157

*Amount less than one thousand dollars

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$52	$27,088
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	4,607	0
Noncash stock compensation expense	30,593	28,548
Depreciation and amortization	59	173
Amortization of premium (discount) on investment securities	(5,287)	(704)
Amortization of debt issuance costs	1,692	1,739
Amortization of leasehold interest	159	159
Noncash change in lease liability and right of use asset	1,402	1,473
Change in fair value of equity investments	253	—
Change in fair value of notes payable	151	(71)
Changes in assets and liabilities:
Increase in inventory	(42,031)	(31,432)
Increase in other current assets	(23,047)	(10,365)
Increase in accounts receivable	(64,634)	(39,320)
Increase (decrease) in accounts payable and accrued expenses	60,850	(2,372)
Decrease in lease liabilities	(1,790)	(1,780)
Increase in other current liabilities	2,851	2,024
Increase in deferred revenue	19,244	6,637
Net cash used in operating activities	(14,876)	(18,203)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term securities	237,200	72,551
Investment in held-to-maturity securities	(252,625)	(78,447)
Investment in long-term securities	(1,375)	—
Purchases of Property, Plant and Equipment	(24)	—
Net cash used in investing activities	(16,824)	(5,896)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan payable	(107,553)	—
Issuance of common stock, net	—	46,297
Proceeds from exercise of options	344	1,534
Proceeds from debt financings	244,815	25,000
Financing costs paid	(858)	(125)
Purchase of treasury stock	(2,149)	—
Net cash provided by financing activities	134,599	72,706

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	102,899	48,607

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	94,218	103,577

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$197,117	$152,184

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$195,822	$150,902
Restricted cash	1,295	1,282
Total cash, cash equivalents and restricted cash	$197,117	$152,184

Cash paid for:
Interest	$12,048	$3,929

NONCASH TRANSACTIONS
Deferred financing costs	$—	$1,238
Warrants issued with debt financing	$—	$595

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Unless the context requires otherwise, references in this report to “TG,” “the Company,” “we,” “us” and “our” refer to TG Therapeutics, Inc. and its subsidiaries.

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

.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023. The accompanying condensed balance sheet as of  December 31, 2023 has been derived from these statements. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Liquidity and Capital Resources

Historically, we have incurred operating losses; however, during the three and nine months ended September 30, 2024, the Company generated net income. Additionally, during the twelve months ended December 31, 2023, the Company experienced a net profit due to a $140.0 million non-refundable upfront payment recognized as license revenue in the third quarter of 2023 as part of our ex-U.S. commercialization agreement (the Commercialization Agreement) with Neuraxpharm Pharmaceuticals, S.L. (Neuraxpharm) (see Note 2 for more information). We may incur operating losses in the near term and may never become profitable. As of September 30, 2024, we have an accumulated deficit of $1.6 billion.

Our major sources of cash have been proceeds from private placements and public offerings of equity securities, from our loan and security agreements, the upfront payment from the Commercialization Agreement (see Note 2 for more information), and from product revenue from drug sales of BRIUMVI. During the nine months ended September 30, 2024, we generated $206.4 million in product revenue from drug sales of BRIUMVI. BRIUMVI is currently our only marketed product. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. We expect to continue to incur significant research and development expenses, as well as significant commercialization and outsourced manufacturing expenses as we continue to commercialize BRIUMVI. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses, or for how long we may continue to experience a net profit. We may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate substantial revenue.

As of September 30, 2024, we had $341.0 million in cash and cash equivalents, and investment securities. The Company believes its existing cash, cash equivalents, and investment securities, combined with projected revenues associated with the sale of BRIUMVI in the U.S. and ex-U.S., will be sufficient to fund our anticipated operating cash requirements for at least twelve months following the date of this filing.

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

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, except as updated herein or as it relates to revenue recognition, accounts receivable, inventory, cost of revenue, equity securities, and the adoption of new accounting standards during the nine months ended September 30, 2024. Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

As of September 30, 2024, the Company has not received any returns related to sales of BRIUMVI.

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

Accounts Receivable

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns and chargebacks. Our contracts with customers have standard payment terms. We analyze accounts that are past due for collectability, and regularly evaluate the creditworthiness of our customers so that we can properly assess and respond to changes in their credit profiles. As of September 30, 2024, we determined an allowance for expected credit losses related to outstanding accounts receivable was currently not required based upon our review of contractual payment terms and individual customer circumstances.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per share of our common stock is calculated by dividing net income (loss) applicable to the common stock by the weighted-average number of shares of our common stock outstanding for the period. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, and restricted stock, which would result in the issuance of incremental shares of common stock. The impact of these items is anti-dilutive during periods of net loss. Therefore, basic and diluted net income (loss) per share would be the same for all periods presented. However, for the three and nine months ended September 30, 2024 and 2023, the Company had net income in the unaudited condensed consolidated statement of operations.

.

The following table summarizes our potentially dilutive securities at September 30, 2024 and 2023:

	As of
	September 30,
	2024	2023
Unvested restricted stock	10,645,967	8,454,545
Options	4,631,966	4,697,029
Warrants	312,272	312,272
Shares issuable upon note conversion	21,704	20,646
Total	15,611,909	13,484,492

The computation of basic and diluted EPS is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Net income (loss)	3,880	113,930	52	27,088
Weighted-average common shares outstanding	145,102,479	142,871,227	145,342,337	141,571,785
Dilutive effect of potential common shares	15,611,909	13,000,522	15,024,590	4,381,128
Weighted-average common shares outstanding assuming dilution	160,714,388	155,871,749	160,366,927	145,952,913

Net income (loss) per share - basic	0.03	0.80	0.00	0.19
Net income (loss) per share - diluted	0.02	0.73	0.00	0.19

NOTE 2 REVENUE

As discussed in Note 1, revenues are recognized under guidance within ASC 606. The following table presents our disaggregated revenue for the periods presented (in thousands):

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Total product revenue, net	$83,297	$25,068	$206,381	$48,868
License Revenue	38	140,038	114	140,114
Milestone Revenue	—	—	12,500	—
Royalty Revenue	229	—	412	—
Other Revenue	315	709	1,412	709
Total Revenue	$83,879	$165,815	$220,819	$189,691

Product revenue, net

For the three and nine months ended September 30, 2024, our only source of product revenue has been from U.S. sales of BRIUMVI, which we began shipping to our customers in January 2023.

As of September 30, 2024, approximately $24.4 million of gross-to-net accruals are included within accounts receivable, net, accounts payable and accrued expenses on the condensed consolidated balance sheets.

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

The Development and Regulatory Activities performance obligation is satisfied over time because Neuraxpharm simultaneously receives and consumes the benefits provided by the Company’s performance of the services. Therefore, revenue is recognized as the activities are completed by the Company.  For the three and nine months ended September 30, 2024, the Company recognized Other Revenue of $0.3 million and $1.4 million, respectively, related to the Development and Regulatory Activities.

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

The performance obligation related to the Supply of Licensed Product is met when control of the product passes to Neuraxpharm. The consideration received from Neuraxpharm for the supply of BRIUMVI will be recognized by the Company as a component of product revenue, net.  As of September 30, 2024, the Company has an unconditional right to receive $18.3 million in consideration from Neuraxpharm related to the performance obligation to supply BRIUMVI, that is recorded as accounts receivable, net. The related performance obligation to supply BRIUMVI has not yet been satisfied, and therefore, as of September 30, 2024, $25.2 million has been recorded as deferred revenue. The Company will reevaluate the consideration received, and performance obligations satisfied, at the end of each reporting period. Such reevaluations may result in a change to the amount of product revenue, net, recognized and deferred revenue.

The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are highly dependent on factors outside of the Company’s control. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue in the period when the related sales threshold is met. All other milestones will be recognized as revenue immediately in the period the achievement of the underlying milestone is probable. In March 2024, the Company received a $12.5 million milestone payment for the first key market commercial launch of BRIUMVI in the EU. Any consideration related to sales-based royalties will be recognized when the related sales occur. During the three and nine months ended September 30, 2024, royalty revenue of $0.2 million and $0.4 million, respectively, was recognized.

NOTE 3 INVESTMENT SECURITIES

Our short-term investments as of September 30, 2024 and December 31, 2023 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our short-term investment securities at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between October 2024 and March 2025) (held-to-maturity)	$145,219	$122	$3	$145,338
Total short-term investments	$145,219	$122	$3	$145,338

	December 31, 2023
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2024 and June 2024) (held-to-maturity)	$124,575	$30	$53	$124,552
Total short-term investments	$124,575	$30	$53	$124,552

Our long-term investments as of  September 30, 2024 include shares of common stock of Precision. The fair market value of the equity securities as of  September 30, 2024 was $0.9 million. For the three and nine months ended September 30, 2024, we recorded unrealized losses of $0.1 million and $0.3 million, respectively, based on the change in fair value of Precision’s common stock during the period. See Note 5 for further details.

NOTE 4 INVENTORY

The following table presents our inventory as of September 30, 2024 (in thousands):

September 30, 2024
Raw Materials	$1,734
Work in Process	74,973
Finished Goods	7,962
Total Inventory	$84,669

Inventory is stated at the lower of cost or net realizable value and consists of raw materials, work-in-process and finished goods. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Inventory that is used for clinical development purposes is expensed to research and development expense when consumed.

At September 30, 2024, all our inventory was solely related to BRIUMVI, which was approved by the FDA on December 28, 2022, at which time we began to capitalize costs to manufacture BRIUMVI. Prior to the FDA approval of BRIUMVI, all costs related to the manufacturing of BRIUMVI and related material were charged to research and development expense in the period incurred.

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

On a quarterly basis, the Company analyzes our inventory levels for excess quantities and obsolescence (expiration), taking into account factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf-life. At September 30, 2024, we determined that a reserve related to BRIUMVI inventory for excess quantities and obsolescence is not required. In addition, since FDA approval of BRIUMVI, the Company has not recorded any inventory write downs.

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

Pursuant to the Precision License Agreement, the Company made an upfront payment to Precision of $7.5 million, consisting of (i) $5.25 million in cash and (ii) $2.25 million (the Upfront Precision Stock Payment), as an equity investment, for the purchase of 2,920,816 shares of Precision’s common stock at a price of $0.77 per share. The Company paid a premium for the shares which was recorded in research and development expense as part of the cost of the Precision License Agreement. Precision subsequently had a 30-to-1 reverse stock split in February 2024. The shares purchased with the Upfront Precision Stock Payment are classified as an equity investment and are recognized at fair market value as of September 30, 2024.

Within 12 months following the Precision Effective Date, the Company will make a one-time payment to Precision equal to $2.5 million (the Deferred Precision Stock Payment). Upon receipt of such payment, Precision shall issue to the Company the number of shares of Precision common stock (the Precision Shares) (rounded down to the nearest whole share) obtained by dividing the Deferred Precision Stock Payment by 200% of the weighted average share price of the Precision common stock (the Precision Share Price) for the thirty (30) trading days preceding the date on which Precision receives the payment. The Deferred Precision Stock Payment was recorded to research and development License Fees as part of the cost of the Precision License Agreement in the three months ended March 31, 2024, and is classified as a forward contract liability recognized at fair market value in Other Current Liabilities as of  September 30, 2024 , in accordance with ASC 321.

Upon the achievement of a clinical and regulatory milestone event (Milestone Event 1), the Company will make a one-time payment to Precision equal to $2.3 million (the Milestone 1 Precision Stock Payment). Upon receipt of such payment, Precision shall issue to the Company the Precision Shares (rounded down to the nearest whole share) obtained by dividing the Milestone 1 Precision Stock Payment by 200% of the weighted average share price of the Precision common stock (the Precision Share Price) for the thirty (30) trading days preceding the achievement of Milestone Event 1. The Milestone 1 Precision Stock Payment was recorded to research and development License Fees as part of the cost of the Precision License Agreement in the three months ended March 31, 2024, and is classified as a forward contract liability recognized at fair market value in Other Current Liabilities as of  September 30, 2024, in accordance with ASC 321.

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

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts receivable, accounts payable and loan payable. As of September 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, accounts receivable, and loan and interest payable approximate their carrying value. The carrying value of loan payable on the Company’s balance sheet is estimated to approximate its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics.

The following tables provide the fair value measurements of applicable financial assets and liabilities as of September 30, 2024 and December 31, 2023:

	Financial assets and liabilities at fair value as of September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total

Equity Investments	$872	$—	$—	$872
Total Assets	$872	$—	$—	$872

Forward Contract Liabilities	$—	$2,568	$—	$2,568
5% Notes	$—	$—	$508	$508
Total Liabilities	$—	$2,568	$508	$3,076

	Financial assets and liabilities at fair value as of December 31, 2023
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$357	$357
Total Liabilities	$—	$—	$357	$357

Our equity investments classified as Level 1 were valued using their respective closing stock price on the Nasdaq Stock Market. We did not experience any transfers of financial instruments between the fair value hierarchy levels during the three months ended September 30, 2024. Our forward contract liabilities classified as Level 2 were valued using Precision's closing stock price on the Nasdaq Stock Market. Our Level 3 instrument amounts represent the fair value of the 5% Notes and related accrued interest.

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

During the six months ended June 30, 2023, we sold a total of 1,385,700 shares of common stock under the 2022 ATM for aggregate total gross proceeds of approximately $47.1 million at an average selling price of $34.01 per share, resulting in net proceeds of approximately $46.3 million after deducting commissions and other transactions costs. We had no activity on the 2022 ATM during the nine months ended September 30, 2024. The 2022 WKSI Shelf is currently our only active shelf registration statement. We may offer any combination of the securities registered under the 2022 WKSI Shelf from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We may need to file additional shelf registration statements in the future to provide us with the flexibility to raise additional capital to finance our operations as needed.

Share Repurchase Program and Treasury Stock

On August 2, 2024, the Company announced that its Board of Directors (the Board) had authorized and approved a share repurchase program for up to $100 million of the currently outstanding shares of the Company’s common stock.  Under the share repurchase program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or other methods in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act). For the three months ended September 30, 2024, the Company repurchased 92,301 shares of common stock at a cost of $2.1 million. As of September 30, 2024, 133,610 shares of common stock are being held in Treasury, at a cost of approximately $2.4 million, representing the fair market value on the date the shares were surrendered to the Company, mainly as part of our share repurchase program.

Equity Incentive Plans

The TG Therapeutics, Inc. 2022 Incentive Plan (the 2022 Incentive Plan) was approved by stockholders in June 2022 with 17,000,000 shares available to be issued. As of September 30, 2024, 8,231,871 shares of restricted stock and 2,267,500 options were outstanding and up to an additional 4,314,901 shares were available to be issued under the 2022 Incentive Plan.

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the 2012 Incentive Plan) was approved by stockholders in June 2020. As of September 30, 2024, 3,914,127 shares of restricted stock and 2,364,466 options were outstanding, and no additional shares were available to be issued under the 2012 Incentive Plan as the 2022 Incentive Plan is currently the Company's only active incentive plan.

Stock-based compensation expense included in the condensed consolidated statements of operations was $11.8 million and $9.2 million for the three months ended September 30, 2024, and 2023, respectively, and $30.6 million and $28.5 million for the nine months ended  September 30, 2024 and 2023, respectively. Stock-based compensation expense of $11.8 million and the $30.6 million for the three and nine months ended September 30, 2024, respectively, is net of $0.9 million and $2.8 million of stock-based compensation expense that was capitalized into inventory, respectively.

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

Stock Options and Restricted Stock

The following table summarizes the activity for stock options and restricted stock for the nine months ended September 30, 2024:

	Stock Options	Restricted Stock
Equity awards outstanding, beginning of year	4,697,029	9,639,068
Changes during the year:
Granted	—	4,675,013
Exercised or vested	(65,063)	(1,873,310)
Expired or Forfeited	—	(294,773)
Equity awards outstanding, end of period	4,631,966	12,145,998

As of September 30, 2024, total compensation cost related to unvested time-based awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized were as follows:

(in thousands)	Stock Options	Restricted Stock
Unrecognized compensation cost	$2,025	$42,737
Expected weighted-average period in years of compensation cost to be recognized	1.8	2.9

As of September 30, 2024, total compensation cost related to unvested market-based awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized were as follows:

(in thousands)	Restricted Stock
Unrecognized compensation cost	$31,204
Expected weighted-average period in years of compensation cost to be recognized	3.8

Warrants

The Company’s only outstanding warrants are warrants issued to Hercules as part of the prior loan agreements to purchase 147,058, 115,042 and 50,172 shares of our common stock with exercise prices of $4.08, $17.95 and $14.70, respectively. The First Amendment (as defined below) contained warrant coverage of 2.95% of each advance amount funded. A warrant was issued by the Company to Hercules to purchase 50,172 shares of common stock with an exercise price of $14.70 (the First Amendment Warrant). The First Amendment Warrant shall be exercisable for seven years from the date of issuance. Hercules may exercise the First Amendment Warrant either by (a) cash or check or (b) through a net issuance conversion. There will not be any ongoing stock compensation expense associated with these warrants.

The Company estimated the fair value of the First Amendment Warrant using the Black-Scholes model based on the following key assumptions:

Amended Term Loan
Exercise price	$14.70
Common share price on date of issuance	$15.04
Volatility	0.88%
Risk-free interest rate	3.6%
Expected dividend yield	—
Contractual term (in years)	7.00

NOTE 7 LOAN PAYABLE

On March 31, 2023, the Company entered into a First Amendment to the Amended Loan Agreement (the First Amendment) with Hercules Capital, Inc. (Hercules). The First Amendment amended the terms of the Amended and Restated Loan and Security Agreement (Amended Loan Agreement) with Hercules that closed on December 30, 2021.

On August 2, 2024 (the New Closing Date), the Company entered into a term loan facility of $250 million (the Initial Term Loan) with Blue Owl Capital Corporation, as administrative agent (the Administrative Agent), HealthCare Royalty and Blue Owl Capital under the Financing Agreement (as defined below). The Company repaid all outstanding principal and accrued interest and fees under the First Amendment with Hercules (such repayment, the Refinancing), which Refinancing was funded with the proceeds of the Initial Term Loan.  The existing Amended Loan Agreement with Hercules was effectively terminated, and all guarantees and liens granted thereunder were released upon the consummation of the Refinancing.

The Initial Term Loan is governed by a financing agreement, dated as of the New Closing Date (the Financing Agreement), which provides for (i) a single draw of the Initial Term Loan on the New Closing Date and (ii) an uncommitted additional facility in an aggregate principal amount of up to $100 million. The Initial Term Loan will mature on August 2, 2029 (the Term Loan Maturity Date). The Initial Term Loan accrues interest at a per annum rate of interest equal to an applicable margin plus, at the Company’s option, either (a) at a base rate determined by reference to the highest of (1) the prime rate published by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) Term SOFR, plus 1.00% or (b) Term SOFR, which, shall be no less than 1.00%. The applicable margin for borrowings of the Initial Term Loan is determined on a quarterly basis by reference to a pricing grid based on the achievement of US Net Sales (as defined in the Financing Agreement) for the most recently completed four consecutive fiscal quarters of the Company and its Subsidiaries (as defined in the Financing Agreement). The pricing grid commences at 5.50% for SOFR borrowings and 4.50% for base rate borrowings and is subject to a 25 basis point step-down upon achievement of a specified US Net Sales threshold. The Initial Term Loan requires scheduled quarterly amortization payments, commencing with the fiscal quarter ending June 30, 2028, in an amount equal to $12.5 million, with the balance due and payable on the Term Loan Maturity Date; provided that such amortization payments may be deferred to the Term Loan Maturity Date upon the achievement of a Total Net Leverage Ratio (as defined in the Financing Agreement) that is less than or equal to an agreed threshold.

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

The Company evaluated whether the Initial Term Loan represented a debt modification or extinguishment of the First Amendment with Hercules with ASC 470-50, Debt – Modifications and Extinguishments. As a result of the Initial Term Loan and effective termination of the First Amendment with Hercules, this transaction was accounted for by the Company under the extinguishment accounting model. The Company recorded a loss on extinguishment of debt of approximately $4.6 million in the Company’s statement of operations for the three and nine months ended September 30, 2024, representing the write-off of unamortized debt issuance costs and a prepayment charge. The Company capitalized third party fees from the Initial Term Loan to debt issuance costs and capitalized the facility fee incurred with the Administrative Agent as part of the Initial Term Loan to debt discount.

The Company incurred total financing and upfront costs of $6.0 million related to the Initial Term Loan which are recorded as debt issuance costs and debt discount costs and as an offset to loan payable on the Company’s consolidated balance sheet. The debt issuance and debt discount costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and will be included in interest expense in the Company’s consolidated statements of operations. Amortization of debt issuance and debt discount costs was $4.0 million (including write off of remaining debt issuance balance under the First Amendment with Hercules) and $0.6 million for the three months ended September 30, 2024, and 2023, respectively, and $5.3 million (including a write off of remaining debt issuance balance under the First Amendment with Hercules) and $1.7 million for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, the remaining unamortized balance of debt issuance and debt discount costs was $5.8 million.

The loan payable balance of the First Amendment as of September 30, 2024 and December 31, 2023 is as follows:

	The First Amendment
	September 30,	December 31,
(in thousands)	2024	2023
Loan payable	$95,000	$95,000
Add: Accreted Liability of final payment fee	12,553	10,230
	107,553	105,230
Less: unamortized debt issuance and debt discount costs		(5,112)
	107,553	100,118
Less: principal payments	(107,553)	—
Total loan payable	—	100,118
Less: current portion	—	—
Loan payable non-current	$—	$100,118

The loan payable balance of the Initial Term Loan as of September 30, 2024, is as follows:

The Initial Term Loan
September 30,
(in thousands)	2024
Loan payable	$250,000
Add: Accreted Liability of final payment fee	—
250,000
Less: unamortized debt issuance and debt discount costs	(5,842)
244,158
Less: principal payments	—
Total loan payable	244,158
Less: current portion	—
Loan payable non-current	$244,158

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

In October 2019, we finalized a five-year lease for office space in New Jersey (the NJ Lease). We approximate an average annual rental obligation of $0.3 million under the NJ Lease. We took possession of this space in October 2019, with rental payments beginning in November 2019. We incurred rental expense of $0.2 million for the nine months ended September 30, 2024.

In October 2021, we finalized a five-year lease for office space in North Carolina (the NC Lease). We approximate an average annual rental obligation of $0.2 million under the NC Lease. We took possession of this space in February 2022, with rental payments beginning in April 2022. We incurred rental expense of $0.2 million for the nine months ended September 30, 2024.

At January 1, 2019, we recognized a lease liability and corresponding Right-of-Use (ROU) asset of $9.5 million and $8.1 million, respectively, based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. The present values of our lease liability and corresponding ROU asset are $9.7 million and $7.4 million, respectively, as of September 30, 2024. Our leases have remaining lease terms of four months to seven years. One lease has a renewal option to extend the lease for an additional term of two years. The following components of lease expense are included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$551	$535	$1,702	$1,632
Net lease cost	$551	$535	$1,702	$1,632

As of September 30, 2024, the weighted-average remaining operating lease term was 5.5 years and the weighted-average discount rate for operating leases was 10.03%. Cash paid for amounts included in the measurement of operating lease liabilities during the nine months ended September 30, 2024 was $1.8 million. The balance sheet classification of lease liabilities was as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Liabilities
Lease liability current portion	$1,231	$1,446
Lease liability non-current	8,419	9,231
Total lease liability	$9,650	$10,677

As of September 30, 2024, the maturities of lease liabilities were as follows:

Operating
(in thousands)	leases
Remainder of 2024	$598
2025	2,100
2026	2,080
2027	1,913
2028	1,827
After 2029	4,715
Total lease payments	13,233
Less: interest	(3,583)
Present value of lease liabilities(*)	$9,650

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

NOTE 9 LICENSE AGREEMENTS

BRIUMVI (Ublituximab)

In January 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the LFB License Agreement). Under the terms of the LFB License Agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. As of September 30, 2024, we have incurred approximately $31.0 million in expense related to the achievement of certain milestones of the LFB License Agreement.

LFB Group is eligible to receive royalty payments on net sales of ublituximab at a royalty rate that escalates from mid-single digits to high-single digits. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or fifteen years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party. During the three and nine months ended September 30, 2024, the Company recorded $8.3 million and $20.4 million, respectively, related to the worldwide royalty due under the LFB License Agreement in cost of revenue based on sales of BRIUMVI in the U.S. and the EU, compared to $2.4 million and $4.8 million during the three and nine months ended September 30, 2023, respectively, related to the worldwide royalty due under the LFB License Agreement in cost of revenue based on U.S. sales of BRIUMVI. As of September 30, 2024, $8.3 million in royalties were payable under the LFB License Agreement.

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or fifteen years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended September 30, 2024 and 2023. At September 30, 2024 and December 31, 2023, we have deferred revenue of approximately $0.2 million and $0.3 million, respectively, associated with this $2 million payment (approximately $0.2 million of which has been classified in current liabilities at September 30, 2024 and December 31, 2023).

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of ublituximab in the sublicense territory.

In July 2023, the Company entered into the Commercialization Agreement with Neuraxpharm. The Company granted Neuraxpharm the exclusive right to commercialize BRIUMVI in territories outside the United States, Canada, and Mexico, which are retained by TG, and excluding certain Asian countries previously partnered. Under the terms of the Commercialization Agreement, the Company received a one-time, non-refundable payment of $140.0 million upon contract execution (please refer to Note 2 – Revenue). In March 2024, the Company received a $12.5 million milestone payment upon the first key market commercial launch in the EU. The Company is eligible to receive up to an additional $492.5 million in milestone-based payments on achievement of certain launch and commercial milestones. In addition, TG will receive tiered double-digit royalties on net product sales up to 30%. Royalty revenue of $0.2 million and $0.4 million was recognized during the three and nine months ended September 30, 2024, respectively. In the event of a change of control of the Company (as defined in the Commercialization Agreement), the Company retains an option to buy back all rights under the Commercialization Agreement for a period of two years thereafter.

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

NOTE 10 RELATED PARTY TRANSACTIONS

In July 2015, we entered into a Shared Services Agreement (the Shared Services Agreement) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. The Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $1.1 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively, primarily related to shared personnel. Mr. Weiss, our Chairman and Chief Executive Officer, also serves as a director and Executive Vice Chairman, Strategic Development of FBIO.

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

Recent Business Update Highlights

BRIUMVI Five-Year Data Update

In September 2024 we presented new five-year data from the ULTIMATE I & II Phase 3 trials evaluating BRIUMVI® (ublituximab-xiiy) in patients with RMS, at the 2024 European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS) annual meeting. These data demonstrate that 92% of patients with RMS were free from disability progression after five years of BRIUVI treatment, the annualized relapse rate during year five of treatment was 0.02 (equivalent to one relapse occurring every fifty years of patient treatment), and the overall safety profile remained consistent over five years of continuous treatment, with no new safety signals emerging with prolonged treatment.

Ublituximab Development

In August 2024, we announced the initiation of a Phase 1 clinical trial evaluating a subcutaneous formulation of ublituximab in patients with RMS and that patients have been dosed.

Pipeline

In August 2024, we announced FDA clearance of the Investigational New Drug Application (IND) for azercabtagene zapreleucel (azer-cel) for the treatment of progressive forms of multiple sclerosis. Previously, in January 2024, we entered into an agreement with Precision BioSciences, Inc. (Precision) to acquire a worldwide license to Precision’s azer-cel, for autoimmune diseases and all other non-oncology indications. Azer-cel is an allogeneic (off the shelf) CAR T program, and the Company has near term plans to evaluate the program in multiple autoimmune indications.

OUR PRODUCTS

We currently license worldwide development and commercial rights, subject to certain limited geographical restrictions, for all of our products under development. The following table summarizes the current clinical trial status for our lead drug candidates as of November 2024.

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

●	In December 2020, we announced positive topline results from the ULTIMATE I & II trials. Both studies met their primary endpoint of significantly reducing ARR over a 96-week period (p<0.005 in each study) with BRIUMVI demonstrating an ARR of <0.10 in each of the studies. Relative reductions of approximately 60% and 50% in ARR over teriflunomide were observed in ULTIMATE I & II, respectively. Key secondary MRI endpoints were also met.
●	On August 22, 2022, the full results from the ULTIMATE I & II trials were published in the New England Journal of Medicine.
●	On February 27, 2024, we announced the issuance of three additional patents by the United States Patent and Trademark Office (USPTO) for BRIUMVI, which extended patent protection through 2042.
●	In August 2024, we announced the initiation of a Phase 1 clinical trial evaluating a subcutaneous formulation of ublituximab in patients with RMS and that the first patients have been dosed.
●	Additional data sets from the ULTIMATE I & II Phase 3 trials continue to be presented at major medical meetings, including five year long term data which was presented for the first time at the 2024 ECTRIMS meeting in September, and updated data from the ENHANCE Phase 3b trial evaluating RMS patients who switch from an IV anti-CD20 therapy to BRIUMVI and evaluating a shorter infusion time of as low as 30 minutes for BRIUMVI.

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

On August 1, 2023, we announced an agreement with Neuraxpharm Pharmaceuticals, S.L. (Neuraxpharm), a leading European specialty pharmaceutical company focused on the treatment of CNS disorders, for the Ex-U.S. commercialization of BRIUMVI (Commercialization Agreement). Under the terms of the Commercialization Agreement, we received an upfront payment of $140 million, and $12.5 million upon launch in the first EU country (February 2024) and up to an additional $492.5 million in milestone-based payments on achievement of certain launch and commercial milestones. The total deal is valued at up to $645 million in upfront and milestone payments. In addition, we will receive tiered double-digit royalties on net product sales up to 30%. In exchange, Neuraxpharm will have the exclusive right to commercialize BRIUMVI in territories outside the U.S., Canada and Mexico, which are retained by TG, and excluding certain Asian countries of which the Company previously partnered. We retain an option to buy back all rights under the Commercialization Agreement for a period of two years in the event of a change in control of TG.

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

RESULTS OF OPERATIONS

The following table summarizes the results of operations for the three months ended September 30, 2024 and 2023:

	Three months ended
	September 30,
(in thousands)	2024	2023
Product revenue, net	$83,297	$25,068
License, milestone, royalty and other revenue	582	140,747
Total Revenue	$83,879	$165,815

Costs and expenses:
Cost of revenue	9,341	3,509
Research and development:
Noncash compensation	3,028	2,915
Other research and development	17,110	11,838
Total research and development	20,138	14,753

General and administrative:
Noncash compensation	8,745	6,269
Other selling, general and administrative	33,221	26,500
Total general and administrative	41,966	32,769

Total costs and expenses	71,445	51,031

Interest expense	10,832	3,713
Other income	(2,666)	(2,859)
Total other expense, net	8,166	854

Net income before taxes	4,268	113,930
Income tax expense	388	—
Net income	$3,880	$113,930

Product Revenue, Net. Product revenue, net was approximately $83.3 million for the three months ended September 30, 2024, compared to $25.1 million for the three months ended September 30, 2023. Product revenue, net for both the three months ended September 30, 2024 and September 30, 2023 consisted of net product sales of BRIUMVI in the United States. In January 2023, we began commercial sales of BRIUMVI within the U.S. following FDA approval.

License, Milestone, Royalty and Other Revenue. License, milestone, royalty and other revenue was $0.6 million for the three months ended September 30, 2024 and $140.7 million for the three months ended September 30, 2023. License, milestone, royalty and other revenue for the three months ended September 30, 2024 is primarily comprised of consideration received for development and regulatory activities performed on behalf of Neuraxpharm Pharmaceuticals, S.L. (Neuraxpharm) in accordance with the Commercialization Agreement with Neuraxpharm (see Note 2 for more information). License, milestone, royalty and other revenue for the three months ended September 30, 2023 is predominantly comprised of recognition of the one-time $140.0 million non-refundable upfront payment under the Commercialization Agreement with Neuraxpharm.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2024 was $9.3 million compared to approximately $3.5 million for the three months ended September 30, 2023.  Cost of revenue for both the three months ended September 30, 2024 and September 30, 2023 consists primarily of third-party manufacturing, distribution, overhead costs and royalties owed to our licensing partner for BRIUMVI sales. A portion of the costs of producing BRIUMVI sold to date was expensed as research and development prior to the FDA approval of BRIUMVI and therefore it is not reflected in the cost of revenue. We expect the cost of revenue for BRIUMVI to increase in relation to product revenues as we deplete these inventories. We expect to use the remaining pre-commercialization inventory for product sales through the first quarter of 2025, after which our product gross margin is anticipated to decrease modestly. The cost of revenue for both the three months ended September 30, 2024 and September 30, 2023 includes $0.3 million and $0.7 million, respectively, of costs related to delivering regulatory support and development services to Neuraxpharm in accordance with the Commercialization Agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $3.0 million for the three months ended September 30, 2024, as compared to $2.9 million during the comparable period ended September 30, 2023.

Other Research and Development Expense. Other research and development expense increased for the three months ended September 30, 2024, by approximately $5.3 million to $17.1 million as compared to the period ended September 30, 2023. The increase in research and development expense during the three months ended September 30, 2024 was primarily due to increased personnel, clinical trial related expenses and manufacturing costs incurred during the period.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $8.7 million for the three months ended September 30, 2024, as compared to $6.3 million during the comparable period ended September 30, 2023. The increase in noncash compensation expense was primarily due to greater recognition of noncash compensation expense for grants to executives during the three months ended September 30, 2024.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses totaled $33.2 million for the three months ended September 30, 2024, as compared to $26.5 million during the comparable period ended September 30, 2023. The increase was primarily due to other selling, general and administrative costs, including personnel, consultants, and third parties associated with the commercialization of BRIUMVI during the three months ended September 30, 2024.

Interest Expense. Interest expense increased by $7.1 million to $10.8 million for the three months ended September 30, 2024, as compared to $3.7 million for the three months ended September 30, 2023. Interest expense for the three months ended September 30, 2024 is comprised of approximately $4.6 million of debt extinguishment costs pertaining to the First Amendment with Hercules, as well as $4.4 million in interest expense pertaining to the Initial Term Loan with Blue Owl during the same period (see Note 7 for more information).

Other Income. Other income totaled $2.7 million for the three months ended September 30, 2024, as compared to $2.9 million during the comparable period ended September 30, 2023.

The following table summarizes the results of operations for the nine months ended September 30, 2024 and 2023:

	Nine months ended
	September 30,
(in thousands)	2024	2023
Product revenue, net	$206,381	$48,868
License, milestone, royalty and other revenue	14,438	140,823
Total Revenue	$220,819	$189,691

Costs and expenses:
Cost of revenue	23,087	6,277
Research and development:
Noncash compensation	8,000	10,162
Other research and development	62,417	48,581
Total research and development	70,417	58,743

General and administrative:
Noncash compensation	22,593	18,386
Other selling, general and administrative	92,742	73,167
Total general and administrative	115,335	91,553

Total costs and expenses	208,839	156,573

Interest expense	16,967	10,184
Other income	(5,128)	(4,154)
Total other expense, net	11,839	6,030

Net income before taxes	141	27,088
Income tax expense	89	—
Net income	$52	$27,088

Product Revenue, Net. Product revenue, net was approximately $206.4 million for the nine months ended September 30, 2024, compared to $48.9 million for the nine months ended September 30, 2023. Product revenue, net for both the nine months ended September 30, 2024 and September 30, 2023, consisted of net product sales of BRIUMVI in the United States. In January 2023, we began commercial sales of BRIUMVI within the U.S. following FDA approval.

License, Milestone, Royalty and Other Revenue. License, milestone, royalty and other revenue was $14.4 million for the nine months ended September 30, 2024 compared to approximately $140.8 million for the nine months ended September 30, 2023. License, milestone, royalty and other revenue for the nine months ended September 30, 2024 is comprised of a $12.5 million milestone payment under the Neuraxpharm Commercialization Agreement for the first key market commercial launch of BRIUMVI in the EU, as well as consideration received for development and regulatory activities performed on behalf of Neuraxpharm in accordance with the Commercialization Agreement. License, milestone, royalty and other revenue for the nine months ended September 30, 2023 is predominantly comprised of recognition of the one-time $140.0 million non-refundable upfront payment under the Commercialization Agreement with Neuraxpharm (see Note 2 for more information).

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2024 was $23.1 million compared to approximately $6.3 million for the nine months ended September 30, 2023.  Cost of revenue for both the nine months ended September 30, 2024 and September 30, 2023 consists primarily of third-party manufacturing, distribution, overhead costs and royalties owed to our licensing partner for BRIUMVI sales. A portion of the costs of producing BRIUMVI sold to date was expensed as research and development prior to the FDA approval of BRIUMVI and therefore it is not reflected in the cost of revenue. We expect the cost of revenue for BRIUMVI to increase in relation to product revenues as we deplete these inventories. We expect to use the remaining pre-commercialization inventory for product sales through the first quarter of 2025, after which our product gross margin is anticipated to decrease modestly. The cost of revenue for the nine months ended September 30, 2024 and the nine months ended September 30. 2023 includes $1.4 million and $0.7 million, respectively, of costs related to delivering regulatory support and development services to Neuraxpharm in accordance with the Commercialization Agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $8.0 million for the nine months ended September 30, 2024, as compared to $10.2 million during the comparable period ended September 30, 2023. The decrease in noncash compensation expense was primarily due to decreased vesting of milestone-based grants during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Other Research and Development Expense. Other research and development expense increased for the nine months ended September 30, 2024, by approximately $13.8 million to $62.4 million, as compared to $48.6 million during the comparable period ended September 30, 2023. The increase in other research and development expense during the nine months ended September 30, 2024 was primarily attributable to the Precision License Agreement, as well as manufacturing related expenses during the period, offset by a decrease in clinical trial expenses.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $22.6 million for the nine months ended September 30, 2024, as compared to $18.4 million during the comparable period ended September 30, 2023. The increase in noncash compensation expense was primarily due to greater recognition of noncash compensation expense for grants to executives during the nine months ended September 30, 2024.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses totaled $92.7 million for the nine months ended September 30, 2024, as compared to $73.2 million during the comparable period ended September 30, 2023. The increase was primarily due to other selling, general and administrative costs, including personnel, consultants, and third parties associated with the commercialization of BRIUMVI during the nine months ended September 30, 2024.

Interest Expense. Interest expense increased by $6.8 million to $17.0 million for the nine months ended September 30, 2024, as compared to $10.2 million for the nine months ended September 30, 2023. Interest expense for the nine months ended September 30, 2024 is comprised of approximately $4.6 million of debt extinguishment costs pertaining to the First Amendment with Hercules, as well as increased interest expense pertaining to the Initial Term Loan with Blue Owl during the same period (see Note 7 for details).

Other Income. Other income increased by $1.0 million to $5.1 million for the nine months ended September 30, 2024, as compared to $4.1 million during the nine months ended September 30, 2023. The increase is mainly due to greater accretion income earned from short-term investment securities during the nine months ended September 30, 2024, compared to the comparable period ending September 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have incurred operating losses; however, during the three and nine months ended September 30, 2024 the Company generated net income. Additionally, during the twelve months ended December 31, 2023, the Company experienced a net profit due to a $140.0 million non-refundable upfront payment recognized as license revenue in the third quarter of 2023 as part of our ex-U.S. commercialization agreement (the Commercialization Agreement) with Neuraxpharm (see Note 2 for more information). We may incur operating losses in the near term and may never become profitable. As of September 30, 2024, we have an accumulated deficit of $1.6 billion.

Our major sources of cash have been proceeds from private placements and public offerings of equity securities, from our loan and security agreements, the upfront payment from the Commercialization Agreement (see Note 2 for more information), and from product revenue from drug sales of BRIUMVI. During the nine months ended September 30, 2024, we generated $206.4 million in product revenue from drug sales of BRIUMVI. BRIUMVI is currently our only marketed product. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. We expect to continue to incur significant research and development expenses, as well as significant commercialization and outsourced manufacturing expenses as we continue to commercialize BRIUMVI. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses, or for how long we may continue to experience a net profit. We may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate substantial revenue.

As of September 30, 2024, we had $341.0 million in cash, cash equivalents, and investment securities. The Company believes its existing cash, cash equivalents, and investment securities, combined with projected revenues associated with the sale of BRIUMVI in the U.S. and ex-U.S., will be sufficient to fund our anticipated operating cash requirements for at least twelve months following the date of this filing.

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

Discussion of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine months ended
	September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(14,876)	$(18,203)
Net cash used in investing activities	$(16,824)	$(5,896)
Net cash provided by (used in) financing activities	$134,599	$72,706

Cash used in operating activities for the nine months ended September 30, 2024 was $14.9 million as compared to cash used in operating activities of $18.2 million for the nine months ended September 30, 2023. The decrease in net cash used in operating activities was due to greater revenue during the nine months ended September 30, 2024, offset by higher operating expenditures and an increase in cash used for inventory purchases during the same period.

Net cash used in investing activities for the nine months ended September 30, 2024 was $16.8 million as compared to $5.9 million used in investing activities for the nine months ended September 30, 2023. The increase in net cash used in investing activities was primarily due to increased investment in short-term securities during the nine months ended September 30, 2024.

Net cash provided by financing activities for the nine months ended September 30, 2024 was approximately $134.6 million as compared to net cash provided by financing activities of $72.7 million for the nine months ended September 30, 2023. The increase in net cash provided by financing activities during the nine months ended September 30, 2024 is mainly due to the proceeds from the new loan with Blue Owl, offset by the payoff of our prior loan with Hercules.

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

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a description of our significant accounting policies, refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 1 – Organization and Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2023, and refer to Note 1 in this Quarterly Report on Form 10-Q for significant accounting policies due to commercialization for revenue recognition, gross-to-net sales adjustments, accounts receivable, inventory, and cost of revenue. Of these policies, the following are considered critical to an understanding of our Unaudited Condensed Consolidated Financial Statements as they require the application of the most difficult, subjective and complex judgments: stock-based compensation expenses, and fair value measurement of financial liabilities. Refer to “Note 2 – Revenue”, “Note 5 – Fair Value Measurements” and “Note 6 – Stockholders’ Equity” respectively, for more information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosure in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The Company identified that a process-level control over share-based payment awards was not designed effectively. This ineffectively designed control was attributable to insufficient risk assessment with regards to non-routine share-based payment awards. This control deficiency resulted in immaterial misstatements in related accounts. Furthermore, the control deficiency described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiency represents a material weakness in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

Other than the steps to remediate the material weakness discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, global health concerns could impact commercialization of BRIUMVI. Patients and healthcare providers have raised concerns that immunosuppressive products like anti-CD20 antibodies and other B-cell targeted agents may increase the risk of acquiring viruses or lead to more severe complications or outcomes upon infection, including death. These or other similar concerns may impact the commercial potential for BRIUMVI and other immunosuppressive products that we have in development.

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

Regulatory approvals for our product or any of our product candidates may be subject to conditions and limitations on the approved indicated uses for which the product may be marketed or contain requirements or commitments for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance and pharmacovigilance to monitor the safety and efficacy of the approved product candidate. For example, with respect to the FDA’s approval of BRIUMVI for RMS, the approval is subject to certain post-marketing requirements and commitments, including long-term safety studies, as well as studies to evaluate the effects of BRIUMVI in pregnant women and pediatric populations, among others. Similar post-approval studies are required by other regulatory authorities outside of the U.S., including but not limited to, the EMA in the EU and the MHRA in the UK. These studies are highly specialized in their design and conduct and are associated with considerable expenses, and based on the outcome, could result in further labeling restrictions that could impair or restrict the way in which we are able to market BRIUMVI, or negatively impact its overall clinical profile. As of September 18, 2024, we announced updated and long-term data from the Open-Label Extension of our ULTIMATE I & II Phase 3 studies demonstrating a consistent safety profile, but the ultimate outcome of these and other studies remains uncertain.

In addition, with respect to BRIUMVI and any product candidate that the FDA or a comparable foreign regulatory authority approves, the manufacturing processes, testing, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices (cGMPs), with Good Clinical Practices (GCPs), for any clinical trials that we conduct post-approval, and with Good Laboratory Practices (GLPs) for any nonclinical studies. Later discovery of previously unknown problems with a product or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things, restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, mandatory safety labeling changes or product recalls, suspension or revocation of product approvals, product seizure or detention, refusal to permit the import or export of products, and injunctions or the imposition of civil or criminal penalties, all of which would adversely affect our business, prospects and ability to achieve or sustain profitability.

BRIUMVI, and any of our product candidates for which we in the future obtain approval, may, after approval, be found to cause undesirable side effects that could result in significant negative consequences following commercialization.

As BRIUMVI or any future approved products are used more widely or for a longer duration after being brought to market, data may emerge from clinical studies, including confirmatory or other post-marketing studies, or from adverse event reporting or pharmacovigilance, that may affect the commercial potential of our products. For example, as additional patients are exposed for longer durations to a product in the commercial and clinical settings, it is unknown whether greater frequency and/or severity of adverse events are likely to occur or whether an acceptable safety and tolerability profile will continue to be demonstrated. If we or others identify unexpected side effects caused by BRIUMVI or other products or product candidates within the RMS space following introduction into the market, a number of potentially significant negative consequences could result, including:

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

The precise incidence and/or prevalence of RMS are unknown. Our projections for BRIUMVI in RMS are based on estimates and our current knowledge and understanding of the disease. These estimates are typically based on one-on-one and group interactions with target physicians and other sources available at the time we make the estimates, including the scientific literature, healthcare utilization databases and market research. Although we believe our estimates are reasonable, many factors may limit their accuracy. For example, the sources we use to make the estimates may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases and the number of patients affected may turn out to be lower than expected.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are more effective, have fewer or less severe side effects, are more convenient or are priced or contracted differently than any drugs that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. In a competitive environment, a company’s communications may also be subject to heightened scrutiny from regulators and competitors under laws, regulations, and guidance about promotional communications (advertising and promotional labeling) and non-promotional communications (e.g., certain educational and scientific exchange), and with regard to potential competitor actions under federal law (such as the Lanham Act) and congruous state law, which protect businesses against the unfair competition of misleading advertising or labeling.

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

Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive and difficult to obtain and maintain. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Any contracts that we enter into with government entities may involve future funding and compliance risks.

Any contracts that we enter into with government entities may involve future funding and compliance risks. Such contracts with government entities are generally subject to risks such as lack of funding and compliance with unique requirements. For example, government contract purchase obligations are typically subject to the availability of funding, which may be eliminated or reduced. In addition, the future volume of products or services purchased by a government customer is often uncertain. Any of our government contracts might not be renewed or might be terminated for convenience with little prior notice. Contracts with government entities are typically subject to procurement laws that include socio-economic impacts, employment practices, environmental protection, recordkeeping and accounting obligations, and other requirements. These contractual and legal requirements could complicate our business and increase our compliance burden. The occurrence of any of these risks could harm our reputation and might have a materially adverse impact on our business operations, financial position and/or results of operations.

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

Since inception, we have focused our efforts and financial resources on clinical trials, manufacturing of our products and product candidates, establishing a commercial infrastructure and preparing to support a commercial product. To date, we have financed our operations primarily through public offerings of our common stock and debt financing. Since inception, we have incurred significant operating losses. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. BRIUMVI is currently our only marketed product. We expect to continue to incur significant research and development expenses, as well as significant commercialization and outsourced manufacturing expenses as we continue to commercialize BRIUMVI. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses, or for how long we may continue to experience a net profit. We may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate substantial revenue. Our prior losses have had and will continue to have an adverse effect on our stockholders’ deficit and working capital should we be unable to maintain profitability in future periods.

To become and remain profitable, we must succeed in developing (or in-licensing) and commercializing our products or product candidates, and continue to successfully commercialize BRIUMVI. It is uncertain when and if we will generate or continue to generate any significant revenue from the sale of our product or any product candidates, if approved, in the future. Furthermore, no assurance can be given that we will meet revenue projections or guidance with respect to BRIUMVI or our product candidates, if approved. To obtain significant and sustained revenues and meet our revenue projections or guidance, we must succeed, either alone or with others, in (i) obtaining and maintaining regulatory approval for our products and product candidates; and (ii) manufacturing, marketing and selling our product and product candidates. Our ability to generate sustained revenue depends on a number of factors, including, but not limited to, our ability to:

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

●	expand on our commercialization infrastructure to commercialize BRIUMVI, and/or entering into collaborations with third parties;
●	obtain, develop, maintain, protect, and defend our intellectual property portfolio; and
●	achieve market acceptance of BRIUMVI and any other products for which we may receive regulatory approval in the medical community and with third-party payors.

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

The development of pharmaceuticals is capital-intensive. We are also continuing to generate additional clinical data for BRIUMVI to support and potentially expand commercial adoption, including assessing long-term tolerability in our Open-Label Extension of the Phase 3 ULTIMATE I and II trials and Phase 4 clinical studies necessary to satisfy post-approval commitments for regulatory authorities or those undertaken voluntarily by the Company to evaluate the use of BRIUMVI in alternate settings or with alternate methods of administration. Moreover, now that we have launched BRIUMVI, we will need to expend substantial resources on maintaining approvals and continuing commercialization, manufacturing and distribution over the foreseeable future. Additionally, we expect to commence a trial evaluating azer-cel in autoimmune disease in 2024.

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

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or other arrangements. We do not have any committed external source of funds, other than funds already borrowed under the Financing Agreement that we entered into with Blue Owl Capital Corporation, HealthCare Royalty and Blue Owl Capital in August 2024 (see Note 7 to our condensed consolidated financial statements for more information). To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. We may also seek funds through collaborations, strategic alliances or licensing arrangements with third parties at a time that is not desirable to us and we may be required to relinquish valuable rights to some intellectual property, future revenue streams, research programs or products and product candidates or to grant licenses on terms that may not be favorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, which could limit our ability to expand our business operations and could harm our overall business prospects.

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

The Initial Term Loan is governed by a financing agreement, dated August 2, 2024 (the Financing Agreement), which provides for (i) a single draw of the Initial Term Loan on the Closing Date and (ii) an uncommitted additional facility in an aggregate principal amount of $100 million (see Note 7 to our condensed consolidated financial statements for more information).

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

To the extent additional debt is added to our current debt levels, the risks described above could increase, including in the ways described below:

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

Failure to satisfy our current and future debt obligations under the Financing Agreement,  or the breach of any of its covenants, subject to specified cure periods with respect to certain breaches, could result in an event of default and, as a result, Blue Owl Capital and HealthCare Royalty could accelerate all the amounts due. In the event of an acceleration of amounts due under the Financing Agreement, as a result of an event of default, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or commercialization efforts or grant to others’ rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Blue Owl Capital Corporation could also exercise their rights as  the Administrative Agent to take possession and dispose of the collateral securing the term loan for its benefit, which collateral includes substantially all of our assets and certain of our subsidiaries as guarantors. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

In addition, the Financing Agreement imposes operating and other restrictions on the Company. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiary to, among other things (subject to the exceptions provided for in the Financing Agreement):

●	dispose of certain assets;
●	change its lines of business;
●	engage in mergers, acquisitions, joint ventures or consolidations;
●	incur additional indebtedness;
●	create liens on assets;
●	pay dividends and make contributions or repurchase our capital stock; and
●	engage in certain transactions with affiliates.

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

Risks Related to Drug Development and Regulatory Approval

If we are unable to maintain or obtain regulatory approval for our product and product candidates and ultimately cannot successfully commercialize our product or product candidates, or experience significant delays in doing so, our business will be materially harmed.

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

●	Investigational New Drug Applications (INDs) and clinical trial applications (CTAs), being cleared/issued/approved such that our product candidates can commence clinical trials;
●	successful initiation and completion of preclinical studies and successful initiation of, enrollment in, and completion of clinical trials;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	receipt of regulatory approvals from applicable regulatory authorities for our product candidates;
●	establishing commercially viable arrangements with third-party manufacturers for clinical supply and commercial manufacturing; and
●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates.

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

Pharmaceutical development has inherent risks. The outcome of preclinical development testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Once a product candidate has displayed sufficient preclinical data to warrant clinical investigation, we will be required to demonstrate, through adequate and well-controlled clinical trials, that our product candidates are effective with a favorable benefit-risk profile for use in populations for their target indications before we can seek regulatory approvals for their commercial sale. Many drug candidates fail in the early stages of clinical development for safety and tolerability issues or for insufficient clinical activity, despite promising preclinical results. Accordingly, no assurance can be made that a safe and efficacious dose can be found for these compounds or that they will ever enter into advanced or pivotal clinical trials alone or in combination with other product candidates. Moreover, success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through initial clinical testing. Companies frequently experience significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. There is an extremely high rate of failure of pharmaceutical candidates proceeding through clinical trials.

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

From time to time, we may publicly disclose top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of such data, and we may not have received or had the opportunity to fully and carefully evaluate all data, such as later data, from the particular study or trial, including all endpoints and safety data. As a result, top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline, interim, or preliminary data we previously published. When providing top-line results, we may disclose the primary endpoint of a study before all secondary endpoints have been fully analyzed. A positive primary endpoint does not translate to all, or any, secondary endpoints being met. As a result, top-line and preliminary data should be viewed with caution until the final data are available, including data from the full safety analysis and the final analysis of all endpoints.

Further, from time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, time-to-event based endpoints such as duration of response (DOR) and progression-free survival (PFS), and continuously observed data such as annualized relapse rate (ARR) have the potential to change with longer follow-up. In addition, as patients continue on therapy, there can be no assurance that the final safety data from studies, once fully analyzed, will be consistent with prior safety data presented, will be differentiated from other similar agents in the same class, will support continued development, or will be favorable enough to support regulatory approvals for the indications studied. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. The information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and regulators or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line or preliminary data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions we have reached, our ability to obtain approval for, or successfully commercialize, our product or product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

We also could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data and Safety Monitoring Board (DSMB) for such trial or by the FDA or other regulatory authorities. Such regulatory authorities may impose a clinical hold, suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition to the FDA, the IRB and/or the DSMB for our clinical trials may recommend modification to the study design or closure of the study entirely based on the IRB's and/or DSMB’s interpretation of the benefit-risk of the study. While we develop charters that guide the nature of the IRB and DSMB meetings, their analysis and interpretation of study data occurs independently from us and is wholly within their control. Even if the IRB or DSMB finds no safety concerns and recommends no modifications to the ongoing study, this does not mean the safety profile reported in the study may support a marketing approval or commercial acceptance if marketing approval is granted. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

The clinical development, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, import, export, marketing and distribution, and pharmacovigilance and adverse event reporting of our product or product candidates or any future product candidates are subject to extensive regulation by the FDA in the United States and by comparable regulatory authorities worldwide. In the United States, we are not permitted to market a new product candidate until we receive approval of a BLA or NDA from the FDA. The process of obtaining a BLA or NDA approval is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the products involved. In addition, approval policies or regulations may change over time. If we fail to gain approval to commercialize our product candidates from the FDA and other foreign regulatory authorities in the timelines we project or at all, we may be unable to generate the revenues that we may project or generate revenues at levels sufficient to sustain our business.

The FDA and foreign regulatory authorities exercise extensive control over the pharmaceutical product approval process, including substantial discretion to delay, limit or deny approval of a product candidate for many reasons. During the regulatory review process, the FDA or other regulatory authorities may disagree with or not accept our clinical trial design, may have questions about the potential impact of our study design on conclusions that can be drawn from the data, may interpret results differently than we do, may apply the results of our trials in one disease to the review of a regulatory application for a different disease even if the doses and therapeutic areas are distinct, and may change its view on the criteria that must be met for approval. This could happen even for a protocol used to support a trial that is subject to a Special Protocol Assessment (SPA) agreement with the FDA. There is no guarantee that the FDA will not delay, limit or deny approval of our product candidates in the future.

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

Even if we succeed in obtaining regulatory approval for a product candidate, the FDA may require, or we may commit to, post-marketing studies, including additional clinical trials such as those necessary to assess drug interactions or activity of a product in specific populations, which may be costly. The outcomes of post-marketing studies may impact product labeling and therefore, there can be no guarantee that the product attributes contained in the initial prescribing information will be maintained as future studies produce data. This includes, without limitation, additional results from studies evaluating drug-drug interactions and patients with certain comorbidities that may restrict the use of an approved product in select populations or introduce dose modifications or contraindicated concomitant medications that have the potential to impact the utility of a product or its perceived product profile among prescribers. Post-marketing studies may also lead to the introduction of new warnings in the product prescribing information. The FDA may require adoption of a REMS program requiring prescriber training or a post-marketing registry or may restrict the marketing and dissemination of our products. Finally, failure to complete a post-marketing commitment by the applicable post-marketing milestone date may lead to withdrawal of the product or indication. Any requirements to conduct post-approval studies or fulfill special post-approval requirements could impact our ability to commercialize our product or product candidates and increase our costs.

We are currently focusing the majority of our efforts on developing BRIUMVI (ublituximab-xiiy) and azercabtagene zapreleucel (azer-cel) for particular indications. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

We are currently focusing the majority of our resources and efforts on developing BRIUMVI (ublituximab-xiiy) and azercabtagene zapreleucel (azer-cel). As a result, we may forego or delay the pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. If we do not accurately evaluate the commercial potential or target markets for BRIUMVI (ublituximab-xiiy) and azercabtagene zapreleucel (azer-cel), we may relinquish valuable rights to our product candidates or programs through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate(s) or program(s).

A Breakthrough Therapy or Fast Track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We may seek Breakthrough Therapy or Fast Track designation for some of our drug candidates. If a drug is intended for the treatment of a serious or life-threatening condition, and the drug demonstrates the potential to address an unmet medical need for this condition, the Sponsor may apply for Fast Track designation or Breakthrough Therapy designation, the latter of which has more significant requirements. The FDA has broad discretion whether or not to grant these designations, so even if we believe a particular drug candidate is eligible for such a designation, we cannot be sure that the FDA would decide to grant it. Even if we receive Breakthrough Therapy or Fast Track designation for a drug candidate, we may not experience a faster development process, review or approval compared to conventional FDA procedures. A drug that receives Fast Track designation is eligible for more frequent interactions with the FDA, priority review if relevant criteria are met, and rolling submission of the BLA or NDA. Even if rolling review is allowed, there is no guarantee that the FDA will have commenced or completed review of the BLA or NDA modules submitted earlier in the rolling review process. Neither Breakthrough Therapy nor Fast Track designation guarantees Priority Review of an NDA or BLA.

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

We are conducting clinical trials and anticipate conducting additional clinical trials for our product and product candidates at sites outside the United States, and trials conducted in such locations or clinical trial activities in such locations may be impacted by political conditions, including international conflict.

Many of our clinical trials utilize international clinical research sites. We work with what we believe are reputable CROs and clinical research sites in conducting our studies internationally. Nevertheless, there can be heightened challenges to monitoring and oversight of global clinical trials and sponsors are subject to the risk that fraud, misconduct, incompetence, unexpected patient variability and other issues affecting the reliability, quality, and outcome of studies. Such challenges, if they were to occur, could negatively impact trial results, and depending on the circumstances and scope of concerns could potentially even prevent a trial from being useful or acceptable for regulatory approval. If such events were to occur with respect to any of our trials (and in particular with respect to registration-directed studies), they would have a substantial negative impact on our business.

In addition, our clinical studies with sites outside the United States may be adversely impacted by international conflict. For example, in February 2022, Russia initiated a full-scale military invasion of Ukraine. In one or both countries, as well as neighboring countries that may be impacted by this conflict (e.g. Poland, Slovakia, Belarus, Georgia), we have clinical trial sites for our RMS and/or oncology programs. While no clinical trials are actively enrolling patients in Russia or Ukraine, there are a number of trial subjects in long-term treatment and follow-up. The political and physical conditions in Russia and Ukraine have disrupted our ability to supply investigational drug product to impacted sites; impacted patients’ ability to partake in our clinical trials and our ability to gather data on those patients, including long-term follow-up data; and resulted in suspension of clinical trial activities at impacted sites. Furthermore, the United States and its European allies have imposed significant sanctions against Russia and Belarus, including regional embargoes, full blocking sanctions, and other restrictions targeting major Russian financial institutions. Specifically, such sanctions have included, among other things, a prohibition on doing business with certain Russian companies, officials, and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (SWIFT) electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. Our ability to conduct clinical trials in Russia, Belarus, Ukraine and elsewhere in the region may also become restricted under applicable sanctions laws. The conflict, as well as government responses, has resulted in global economic instability, which could affect our supply chain and commercialization efforts. While we do not believe this conflict will have a material impact on product development or our overall business, given the rapidly evolving situation and the potential to expand beyond Ukraine and Russia, the full impact of the conflict remains uncertain.

The FDA, EMA and other comparable foreign regulatory authorities may not accept data from trials conducted in locations outside of their respective jurisdictions.

We have been and may continue to conduct clinical trials globally. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authorities from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions, which may include conditions related to the applicability and verifiability of the data and cooperation with foreign regulatory agencies. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

To the extent possible and commercially practicable, we plan to develop back-up strategies for raw materials and manufacturing and testing services for our commercial products. Given the long lead times and cost of establishing additional commercial manufacturing sites we expect that we will rely on single contract manufacturers to produce our commercial products under current Good Manufacturing Practice, or cGMP, regulations for the foreseeable future. Our commercial manufacturing partners have a limited number of facilities in which our product candidates can be produced and will have limited experience in manufacturing our product candidates in quantities sufficient for commercialization. Our third-party manufacturers will have other clients and may have other priorities that could affect their ability to perform the work satisfactorily and/or on a timely basis. All of these occurrences would be beyond our control.

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

There have been several recent U.S. Congressional inquiries and proposed and enacted legislation designed to bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, limit price increases, evaluate the relationship between pricing and manufacturer patient programs, and reform government health care program reimbursement methodologies for prescription drugs. For example, the Bipartisan Budget Act of 2018 (BBA) increased manufacturer point-of-sale discounts off negotiated prices of applicable brand drugs in the Medicare Part D coverage gap from 50% to 70% effective as of January 1, 2019, ultimately increasing the liability for brand drug manufacturers. In addition, on September 20, 2024, the Centers for Medicare & Medicaid Services issued a final rule titled “Medicaid Program; Misclassification of Drugs, Program Integrity Updates Under the Medicaid Drug Rebate Program” which may impact our reimbursement and rebate strategy. We expect that health care reform measures that may be adopted in the future, may result in more rigorous coverage criteria, increased manufactured financial liability and additional downward pressure on the price that we may receive for any of our product candidates, if approved. Any reduction in reimbursement from Medicare or other government health care programs may result in a similar reduction in payments from private payors.

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

Inadequate funding for the FDA, the SEC or other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also extend the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to review and process our regulatory submissions in a timely matter, which could have a material adverse effect on our business. Further, upon completion of this offering and in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Within the United States, HIPAA establishes a federal “floor” with respect to privacy, security, and breach notification requirements as it pertains to protected health information subject to HIPAA and does not supersede any state laws insofar as they are broader or more stringent than HIPAA.  There are numerous other laws, regulations and legislative and regulatory initiatives at the federal and state levels addressing privacy and security of personal data. Depending on the data we receive, we may be subject to federal and state privacy-related laws that may be more restrictive or contain different requirements than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties and requirements related to such data. HIPAA affects the ability of healthcare providers and other entities with which we may interact, including clinical trial sites, to disclose patient health information to us. Under Section 5(a) of the Federal Trade Commission Act (FTCA), the Federal Trade Commission (FTC) expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. The FTC has asserted authority and issued enforcement actions in response to actual or perceived unfair or deceptive practices by a company in the handling of consumer information. Medical data is considered sensitive data that merits stronger safeguards. States may also impose requirements. For example, the California Consumer Privacy Act (CCPA), went into effect in January 2020 creating data privacy obligations for covered companies and providing privacy rights to California residents, including the right to opt out of certain disclosures of their information. Colorado, Connecticut, Washington, Utah, Virginia and Iowa have also enacted data privacy statutes. Among other things, these state-specific laws create new data privacy obligations for covered companies and provide new privacy rights to state residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The Washington My Health My Data Act also contains a private right of actions. Draft regulations implementing certain of the state statutes have been published, but many questions remain as to how all of the new statutes will be interpreted. In addition to the laws discussed above, we may see more stringent federal and state privacy legislation passed in 2024 and beyond, as increased cyber-attacks have once again put a spotlight on data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations. We expect to incur additional costs to ensure that our data privacy and security policies, procedures, and activities comply with applicable and evolving legal requirements.

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

We expect to operate a portion of our business in certain countries through subsidiaries or through supply, marketing, and distributor arrangements. In those countries where we have limited experience in operating subsidiaries and in reviewing equity investees, we will be subject to additional risks related to complying with a wide variety of national and local laws, including restrictions on the import and export of certain intermediates, drugs, technologies and multiple and possibly overlapping tax laws. In addition, we may face competition in certain countries from companies that may have more experience with operations in such countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees hired in different countries into our existing corporate culture. If we do not effectively manage our operations in these subsidiaries and review equity investees effectively, or if we fail to manage our alliances, we may lose money in these countries, and it may adversely affect our business and results of our operations. In all interactions with foreign regulatory authorities and other government agencies, we are exposed to liability risks under the Foreign Corrupt Practices Act (FCPA) or similar anti-bribery laws. We may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA, or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the U.S., and authorities in the EU, including applicable export control regulations, economic sanctions on countries and persons, customs requirements, and currency exchange regulations, which we collectively refer to as Trade Control Laws. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA, similar anti-bribery laws, or other legal requirements, including Trade Control Laws. If we are not in compliance with the FCPA, and other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. The Securities and Exchange Commission, or SEC, also may suspend or bar issuers from trading securities on U.S. exchanges, including the Nasdaq Stock Market, for violations of the FCPA’s accounting provisions. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws or Trade Control Laws by the U.S. or other authorities, could also have an adverse impact on our reputation, our business, results of operations and financial condition.

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

Our third-party manufacturers, suppliers, and we are subject to federal, state, and local laws and regulations governing the use, manufacture, storage, handling, release, disposal of, and exposure to, hazardous and regulated materials. Violation of these laws and regulations could lead to substantial fines and penalties. Although we believe that our safety procedures, and those of our third-party manufacturers, for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, state or federal authorities may curtail our use of these materials and interrupt our business operations. In addition, we could become subject to potentially material liabilities relating to the investigation and cleanup of any contamination, whether currently unknown or caused by future incidents.

The U.S. political and economic environment could materially impact our business operations and financial performance, and uncertainty surrounding the potential legal, regulatory and policy changes by a new U.S. presidential administration may directly affect us and the global economy.

The political and economic environment in the United States and elsewhere has resulted in and will continue to result in some uncertainty. Changing regulatory policies because of the changing political environment could impact our regulatory and compliance costs and future revenues, all of which could materially and adversely affect our business, financial condition and operating results. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital and our stock price.

Further, a change in the U.S. presidential administration and congressional seat turnover following the 2024 election cycle may result in increased regulatory and economic uncertainty. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the new presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving the level of oversight and focus on the pharmaceutical industry; however, the nature, timing and economic and political effects of such potential changes remain highly uncertain. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business, financial condition and results of operations.

Our research and development activities could be affected or delayed as a result of shortages in animal availability or possible restrictions on animal testing. Compliance with governmental regulations regarding the treatment of animals used in research could increase our operating costs, which would adversely affect the commercialization of our products.

Certain laws and regulations may require us to test our product candidates on animals before initiating clinical trials involving humans. Failure to access or a significant delay in accessing animal research models that meet our needs or that fulfill regulatory requirements may materially adversely affect our ability to advance our preclinical and clinical programs and successfully develop our product candidates, which result in significant harm to our business.

Additionally, animal testing activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, our research and development activities may be interrupted, delayed or become more expensive. The Animal Welfare Act (AWA), is the federal law that covers the treatment of certain animals used in research. Currently, the AWA imposes a wide variety of specific regulations that govern the humane handling, care, treatment and transportation of certain animals by producers and users of research animals, most notably relating to personnel, facilities, sanitation, cage size, and feeding, watering and shipping conditions. Third parties with whom we contract are subject to registration, inspections and reporting requirements under the AWA. Furthermore, some states have their own regulations, including general anti-cruelty legislation, which establish certain standards in handling animals. Comparable rules, regulations, and obligations exist in many foreign jurisdictions. If we or our contractors fail to comply with regulations concerning the treatment of animals used in research, we may be subject to fines, penalties and adverse publicity, and our operations could be adversely affected.

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

Moreover, our current long-term supply agreement for BRIUMVI contains certain minimum purchases in what are commonly referred to as a “take or pay” provision, and it is possible that future supply agreements could contain such provisions. To the extent our demand does not meet the minimum supply required amounts, we would be forced to pay more than desired. This could create a situation where we are spending more than required and could impact our ongoing operations and entail curtailing other important research and development or commercialization efforts, all of which could have a material adverse effect on the Company. In negotiating our supply agreement for BRIUMVI, there is no guarantee that we have foreseen all eventualities or that our third-party manufacturer will be able to accommodate unforeseen changes in business direction in a timely fashion or at all. Scheduling of manufacturing at our third-party manufacturer is governed by contractual terms that require us to make investments in inventory of materials, with limited shelf-life, in advance of regulatory approval and based on preliminary commercial forecasting, and such inventory may not be used if timelines and supply needs shift.

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

Our drug development programs and the potential commercialization of our drug candidates will require substantial additional cash to fund related expenses. Therefore, for some of our drug candidates, we may decide to collaborate with additional pharmaceutical and biotechnology companies for the development and potential commercialization of those drug candidates.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other methods in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

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

Depending on the timing, duration, and specifics of any FDA regulatory approval for our drug candidates, one or more of our licensed U.S. patents or future U.S. patents that we may license or own may be eligible for limited patent term restoration under the Hatch-Waxman Act. The Hatch-Waxman Act permit a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond fourteen years from the date of product approval by the FDA, and only one patent covering the approved product may be extended.

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

As of November 5, 2024, we had 319 employees. To manage our anticipated future growth and focus in neurology and immunology, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these activities. Due to our limited resources, we may not be able to effectively manage the expansion and shift of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage our transition to a strategy primarily focused on neurology and immunology, our expenses may increase more than expected our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and changes to our business.

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
●

economic, political and market conditions or other crises and other external factors such as the disruptions in the global economy caused by health epidemics, the conflict between Russia and Ukraine, and the Israel-Hamas war;

●	period-to-period fluctuations in our revenues and other results of operations;
●	failure to meet our revenue projections or guidance;
●	changes in financial estimates by securities analysts;
●	our repurchase of shares of our common stock pursuant to our share repurchase program;
●	sales of our common stock by us; and
●	the occurrences of any of the other risks described in this Quarterly Report.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. However, any future determination relating to the use of our future earnings, if any, will be made at the discretion of the Board of Directors and will depend on a number of factors, including capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the Board of Directors may deem relevant. In addition, under the Financing Agreement, with  Blue Owl Capital and HealthCare Royalty, we are currently restricted from paying cash dividends, and we expect these restrictions to continue in the future. Furthermore, the terms of any future debt agreements may continue to preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be likely the sole source of gain for our stockholders for the foreseeable future.

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

There can be no assurance of any future share repurchases or share repurchase program authorizations. The timing and manner of any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, results of operations and financial condition, alternative investment opportunities, restrictions under any of our agreements, business economic and market conditions, corporate and regulatory requirements the price of our Common Stock on the NASDAQ Capital Market, and other factors that we may deem relevant. We can provide no assurance that we will repurchase shares of our Common Stock at favorable prices, if at all

Repurchases pursuant to our share repurchase program could affect our stock price and increase its volatility or diminish our cash reserves, which may impact our ability to finance our future operations. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any repurchases will enhance shareholder value, because the market price of our common stock may decline below the levels at which we repurchased our common stock. Although our share repurchase program is intended to enhance long-term shareholder value, short-term stock price fluctuations could reduce the share repurchase program’s effectiveness.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
July 2024	-	-	-	-
(July 1st to July 31st, 2024)
August 2024	9,000	$23.58	9,000	$99,787,788
(August 1st to August 31st, 2024)
September 2024	83,301	$23.25	83,301	$97,851,216
(September 1st to September 30th, 2024)
Total	92,301	$23.28	92,301	$97,851,216

*Transaction fees are excluded.

On August 2, 2024, the Company announced that its Board of Directors had authorized and approved a share repurchase program for up to $100 million of the currently outstanding shares of the Company’s common stock.  Repurchases under the program may be made using open market purchases, privately negotiated transactions, block purchases or other methods in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The share repurchase program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any particular amount of our common stock.

ITEM 3. DEFAULTS OF SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

10.1#	Master Services Agreement between FUJIFILM DIOSYNTH BIOTECHNOLOGIES NORTH CAROLINA, INC, FUJIFILM DIOSYNTH BIOTECHNOLOGIES DENMARK APS and TG Therapeutics, Inc., effective October 8, 2024.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2024.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2024.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2024.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2024.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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

TG THERAPEUTICS, INC.

Date: November 7, 2024	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer