Form 10-K
period 2024-12-31
TG THERAPEUTICS, INC.
filed 2025-03-03
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024.

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

The aggregate market value of voting common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are “affiliates”) was approximately $2.5 billion as of June 30, 2024, based on the closing sale price of such stock as reported on the NASDAQ Capital Market.

There were 157,070,575 shares of the registrant’s common stock, $0.001 par value, outstanding as of February 25, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

Auditor Name: KPMG LLP   Auditor Location: New York, NY    Auditor Firm ID: 185

TG THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2024

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and statements other than statements of historical facts contained in this Annual Report on Form 10-K may constitute forward-looking statements. We intend such forward-looking statements to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these words or other comparable terminology, although not all forward-looking statements contain these identifying words.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements about:

●	our ability to obtain and maintain regulatory approvals for our product candidates, including azercabtagene zapreleucel (azer-cel), and our ability to maintain regulatory approval of BRIUMVI® (ublituximab) for the treatment of relapsing forms of multiple sclerosis (RMS) or any other future indication in the United States (U.S.), the European Union (EU) and the United Kingdom (UK);
●	our ability to adapt and expand our commercial infrastructure to successfully, or in the timeframe projected, market and sell BRIUMVI and our other product candidates;
●	our ability to maintain a reliable supply of our products that meets market demand;
●

the timing and success of the ongoing commercialization and availability of BRIUMVI or any future products or combinations of products, including the anticipated rate and degree of market acceptance and pricing and reimbursement;

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
●

our ability to meet any of our financial projections or guidance, including without limitation short and long-term revenue and operating expense projections or guidance and changes to the assumptions underlying those projections or guidance;

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

SUMMARY RISK FACTORS

Our business is subject to a number of risks of which you should be aware before making an investment decision. The risks described below are a summary of the principal risks associated with an investment in us and are not the only risks we face. You should carefully consider these risks, the risk factors discussed in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, and any other risks described in the other reports and documents that we have filed with the Securities and Exchange Commission (SEC).

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

●

BRIUMVI, and any of our product candidates for which we in the future obtain approval, may, after approval, be found to cause undesirable side effects that could result in significant negative consequences following commercialization.

●

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

●	We face substantial competition, which may result in others commercializing drugs before or more successfully than we do, resulting in the reduction or elimination of our commercial opportunity.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any drug candidates that we may develop.

Risks Related to our Financial Position and Need for Additional Capital

●	While we have recently generated net income, we have incurred significant operating losses since our inception, and we may incur losses in the future.
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

●	Our product or product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or impact their availability and commercial potential after approval.
●

Any products or product candidates we may advance through clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals.

Risks Related to Governmental Regulation of the Pharmaceutical Industry and Legal Compliance Matters

●

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

●

If we fail to adequately understand and comply with the local laws and customs as we expand into new international markets, these operations may incur losses or otherwise adversely affect our business and results of operations.

●

Any product for which we obtain marketing approval, including BRIUMVI, could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with products.

●

The U.S. political and economic environment could materially impact our business operations and financial performance, and uncertainty surrounding the potential legal, regulatory and policy changes by a new U.S. presidential administration may directly affect us and the global economy.

Risks Related to our Dependence on Third Parties

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

●

We contract with third parties for the manufacture and testing of BRIUMVI for commercial supply, as well as all of our clinical product supply, and we expect to continue to do so. This reliance on third parties increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

●

The third parties upon whom we rely for the supply of starting materials, intermediates, active pharmaceutical ingredient (API)/drug substance, drug product, and other materials used in our drug candidates are our sole source of supply, and the loss or disruption of any of these suppliers could significantly harm our business.

●

Because we have in-licensed BRIUMVI and our product candidates from third parties, any dispute with or non-performance by our licensors will adversely affect our ability to develop and commercialize the applicable product or product candidate.

●

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

Risks Related to Intellectual Property

●

Our success depends upon our ability to obtain and protect our intellectual property and proprietary technologies. If the scope of our patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired. At the same time, if the scope of our patent protection is too broad, our competitors may challenge the validity and enforceability of our patents.

●

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

●	We may not be able to enforce our intellectual property rights throughout the world.
●

If we or our partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.

●	We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.

Risks Related to Our Business Organization and Governance, Strategy, Employees and Growth Management

●	If we fail to attract and keep key management, commercial, and clinical development personnel, we may be unable to successfully develop or commercialize our product and product candidates.
●	We will need to develop and expand our business, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.
●

Certain of our executive officers, directors, principal stockholders and their affiliates maintain the ability to exercise significant influence over our company and all matters submitted to stockholders for approval.

●

Our internal information technology systems, or those of our third-party CROs, CMOs, or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug candidates’ development programs and our commercialization of any products for which we receive regulatory approval.

●	Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Risks Related to Our Common Stock and Being a Publicly Traded Company

●	Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell our stock at a profit.
●	We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.
●

We have identified a material weakness in our internal control over financial reporting related to non-routine share-based payment awards, which has been remediated. If we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

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

Business Highlights

Commercialization of BRIUMVI

BRIUMVI is an anti-CD20 monoclonal antibody that can be administered to adults with RMS in a one-hour infusion every 24 weeks, following the starting dose. BRIUMVI received approval by the FDA on December 28, 2022 for the treatment of adults with RMS, including clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, based on data from the ULTIMATE I & II Phase 3 trials, which demonstrated superiority over teriflunomide in significantly reducing the annualized relapse rate (ARR, the primary endpoint), the number of T1 Gd-enhancing lesions and the number of new or enlarging T2 lesions. Results from the ULTIMATE I & II trials were published in August 2022 in The New England Journal of Medicine. We commercially launched BRIUMVI in the U.S. on January 26, 2023, making it available to physicians and patients.

In August 2023, we entered into a commercialization agreement (the Commercialization Agreement) with Neuraxpharm Pharmaceuticals, S.L. (Neuraxpharm), a leading European specialty pharmaceutical company focused on the treatment of central nervous system (CNS) disorders, for the ex-U.S. commercialization of BRIUMVI. On February 26, 2024, BRIUMVI was first made available in the European market by Neuraxpharm in Germany and is now commercially available in several other countries in the European Union and the United Kingdom.

Pipeline Expansion and Development

On January 9, 2024, we entered into an agreement with Precision BioSciences, Inc. (Precision) to acquire a worldwide license to Precision’s Azercabtagene Zapreleucel (azer-cel), an allogeneic CD19 CAR T cell therapy program for autoimmune diseases and all other non-oncology indications. Azer-cel is an allogeneic (off the shelf) CAR T program. In August 2024, we announced FDA clearance of the Investigational New Drug Application (IND) for azer-cel for the treatment of progressive forms of multiple sclerosis.

In August 2024, we announced the initiation of a Phase 1 clinical trial evaluating subcutaneous ublituximab in patients with RMS and in January 2025, at the Annual J.P. Morgan Healthcare Conference we announced our plans to commence a pivotal program in 2025 evaluating a subcutaneous ublituximab with an expected dosing frequency of at least every other month.

In January 2025, we announced the first patients with myasthenia gravis (MG) have been enrolled in a clinical trial evaluating ublituximab.

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

In addition, we intend to use our corporate website, SEC filings, press releases, public conference calls and webcasts as well as social media to communicate with our subscribers and the public. It is possible that the information we post on social media could be deemed to be material information. Therefore, in light of the SEC’s guidance, we encourage investors, the media and others interested in us to also review the information we post on the social media channels listed on our website.

STRATEGY

As a fully-integrated, commercial stage biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B cell mediated diseases, our key corporate objectives include:

●	Successfully commercializing BRIUMVI in the U.S. for RMS;
●	Building upon the BRIUMVI approval to evaluate other uses for BRIUMVI in additional MS indications and/or other autoimmune diseases;
●	Continuing to expand our pipeline with mechanisms of importance to B-cell mediated diseases;
●	Evaluating potential strategic collaborations to maximize the value of our programs and B-cell directed platform; and
●	Maintaining our “patient first” culture as we grow our business.

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

The following table summarizes the current status for our lead drug candidates as of February 2025.

Clinical Drug Candidate: (molecular target)	Initial Target Disease	Stage of Development
Ublituximab IV (anti-CD20 mAb)	RMS	APPROVED
Ublituximab Subcutaneous (anti-CD20 mAb)	RMS	Phase 1 trial
Azer-cel	Auto-immune disorders	Phase 1

BRIUMVI (ublituximab-xiiy) Overview

BRIUMVI is an anti-CD20 monoclonal antibody that can be administered to adults with RMS in a one-hour infusion every 24 weeks, following the starting dose. BRIUMVI received approval by the FDA on December 28, 2022 for the treatment of adults with RMS, including clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease based on results from the ULTIMATE I & II Phase 3 trials.

Late-Stage Clinical Development of Ublituximab-xiiy

ULTIMATE I & II Trials Evaluating Single Agent Ublituximab in RMS

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

In September 2024 we presented new five-year data from the ULTIMATE I & II Phase 3 trials evaluating BRIUMVI® (ublituximab-xiiy) in patients with RMS, at the 2024 European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS) annual meeting. These data demonstrate that 92% of patients with RMS were free from disability progression after five years of BRIUMVI treatment, the annualized relapse rate during year five of treatment was 0.02 (equivalent to one relapse occurring every fifty years of patient treatment), and the overall safety profile remained consistent over five years of continuous treatment, with no new safety signals emerging with prolonged treatment.

ENHANCE Phase 3b Trial

The ENHANCE Phase 3b trial is an ongoing, multi-center, open-label study designed to evaluate alternative dosing regimens for BRIUMVI in patients with RMS. The first data from the ENHANCE trial were presented at the 2023 ECTRIMS annual meeting and updated data were also presented at the 2024 ECTRIMS annual meeting and most recently at the Americas Committee for Treatment and Research (ACTRIMS) annual meeting held in February of 2025. These data showed rapid 30-minute infusions of BRIUMVI were well tolerated in patients with RMS and infusion related reactions in these patients were generally mild and resolved completely. The data also demonstrated that RMS patients who are already B-cell depleted were able to switch from a prior anti-CD20 therapy directly to a full 450 mg dose of BRIUMVI administered in 1 hour as an initial infusion, without a 150 mg initial dose.

U.S. Commercialization of BRIUMVI (ublituximab-xiiy)

On December 28, 2022, BRIUMVI received approval by the FDA for the treatment of adults with RMS, including clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease based on results from the ULTIMATE I & II Phase 3 trials. In January 26, 2023, we announced the U.S. commercial launch of BRIUMVI, making it available to physicians and patients.

Ex-U.S. Commercialization of BRIUMVI

On June 1, 2023, we announced that the EC granted approval of BRIUMVI for the treatment of adult patients with RMS who have active disease defined by clinical or imaging features. With this approval, the centralized marketing authorization is valid in all EU member states, Iceland, Norway and Liechtenstein.

On August 1, 2023, we entered into a Commercialization Agreement with Neuraxpharm, a leading European specialty pharmaceutical company focused on the treatment of CNS disorders, for the ex-US commercialization of BRIUMVI. Under the terms of the commercialization agreement, we received an upfront payment of $140 million and $12.5 million upon launch in the first EU country. We are eligible to receive up to an additional $492.5 million in milestone-based payments on achievement of certain launch and commercial milestones. The total deal is valued at up to $645 million in upfront and milestone payments. In addition, we will receive tiered double-digit royalties on net product sales up to 30%. In exchange, Neuraxpharm will have the exclusive right to commercialize BRIUMVI in certain territories outside the United States, Canada and Mexico, the commercialization rights for which had been previously retained by TG, thus excluding certain Asian countries subject to previously existing partnerships. We retain an option to buy back all rights under the Commercialization Agreement for a period of two years in the event of a change in control of TG.

On November 1, 2023, we announced that we also received approval by the MHRA for BRIUMVI to treat adult patients with RMS with active disease defined by clinical or imaging features in the UK.

On February 26, 2024, we announced the commercial launch of BRIUMVI in the European Union (EU). BRIUMVI was first made available in the European market by Neuraxpharm in Germany and is now commercially available in several other countries in the European Union and the United Kingdom.

Subcutaneous Ublituximab Overview

In August 2024, we announced the initiation of a Phase 1 clinical trial evaluating subcutaneous ublituximab in patients with RMS. In January 2025, at the Annual J.P. Morgan Healthcare Conference we announced our plans to commence a pivotal program in 2025 evaluating subcutaneous ublituximab with an expected dosing frequency of at least every other month.

TG-1701 (BTK inhibitor) Overview

TG-1701 is a novel, orally available and covalently-bound Bruton’s tyrosine kinase (BTK) inhibitor that exhibits strong selectivity to BTK in in vitro kinase screening.

B-cell receptor (BCR) signaling is crucial for normal B-cell development and supports the survival and growth of  B-cells.

We evaluated TG-1701 in a Phase 1, multi-center, dose-escalation clinical trial in patients with B-cell malignancies, which is now closed. Data from this trial were presented at the 2021 American Society of Hematology (ASH) annual meeting.

Azercabtagene Zapreleucel (azer-cel)

Azer-cel is an allogeneic (off-the-shelf) CD19-directed CAR T cell therapy under development by the Company for autoimmune diseases. Made from donor-derived T cells modified using a proprietary ARCUS genome editing technology, azer-cel recognizes the well characterized B-cell surface protein CD19, an important and validated target in several B-cell cancers and autoimmune diseases. Azer-cel is designed to avoid graft-versus-host disease (GvHD), a significant complication associated with other donor-derived, cell-based therapies. In August 2024, we announced FDA clearance of the IND for azer-cel for the treatment of progressive forms of MS.

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

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of any FDA approval of our drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits restoration of the term of certain types of patents for up to five years as compensation for patent term lost during the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an Investigational New Drug (IND) application and the submission date of a New Drug Application (NDA) or BLA plus the time between the submission date of an NDA or BLA and the approval of that application. The calculation is subject to several subtractions for any portion of the regulatory review process that occurred before the date the patent was issued and any portion during which the FDA determined a lack of due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent, and within 60 days of a product’s approval. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Following the approval of BRIUMVI in the U.S., we have applied for patent term extensions for certain of our issued U.S. patents covering our product and/or their methods of use. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug and have been filed for and granted in certain European Patent (EP) countries.

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

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created an abbreviated pathway for companies to bring biologic drugs to market that are biosimilar to previously approved branded reference products by relying on clinical studies that were performed by the reference product sponsor. The BPCIA also created a 12-year period of data exclusivity for innovator biologics, whereby the FDA cannot approve a biological license application (BLA) for a biosimilar product relying on data for a specific reference product until 12 years after the reference product is first licensed. BLA supplements are not eligible for any additional exclusivity. The objectives of the BPCIA are conceptually similar to those of the Hatch-Waxman Act. The implementation of an abbreviated approval pathway for biosimilar products is under the direction of the FDA. Since the enactment of the BPCIA, the FDA has issued guidance on biosimilars, addressing scientific, quality and procedural issues relevant to an abbreviated application for a biosimilar product. As of December 2024, the FDA had approved 60 biosimilar products.

Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

We, or those companies from which we have licensed our drug candidates, file patent applications directed to our drug candidates in an effort to establish intellectual property positions regarding these new chemical entities as well as uses of these new chemical entities in the treatment of diseases. We also file patent applications directed to novel combinations of our drugs together and with drugs developed by others. The intellectual property portfolios for our most advanced drug candidates as of February 2025 are summarized below. Each of these portfolios contains one or more pending patent applications covering our products and product candidates and uses and combinations thereof. For those patents, prosecution is in progress. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO is often significantly narrowed by the time they issue, if they issue at all. This may be the case with respect to our pending patent applications referred to below.

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

Our earliest in time patent family relates to compositions of matter for ublituximab, which have issued in the U.S., Europe and other jurisdictions, including Australia, Canada, China, Japan, Korea and India. The expected expiration for the composition of matter patent in the U.S. is 2029 and in Europe and other non-U.S. jurisdictions, exclusive of patent term extensions which could result in later expiration dates, is 2025.

Our most recently filed patent family relates to compositions of matter comprising ublituximab, methods of manufacturing those compositions and methods for treating multiple sclerosis using those compositions. This family includes four issued U.S. patents and two pending U.S. applications. We also have patent applications pending in this family in the U.S., Argentina, the EU, Taiwan, United Arab Emirates, Australia, Brazil, Canada, China, Hong Kong, Israel, India, Japan, Korea, Kuwait, Mexico, and Saudi Arabia. Any patents issuing from this family may first begin to expire as early as 2042, not accounting for any patent term adjustment or extensions or terminal disclaimers, and assuming that all applicable annuity and/or maintenance fees are paid timely.

In the U.S., the Biologics Price Competition and Innovation Act provides that BRIUMVI is eligible for 12 years of market exclusivity from the date of BRIUMVI’s U.S. approval. During this 12-year period a biosimilar product that references our BRIUMVI product cannot be approved.

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

Limitations on Patent Rights and Trade Secrets

The patent rights that we own or have licensed relating to our product candidates are limited in ways that may affect our ability to exclude third parties from competing against us if we obtain regulatory approval to market these product candidates. See “Item 1A – Risk Factors - Risks Related to the Company’s Intellectual Property.” In addition, the limited patent protection may adversely affect the value of our products or product candidates and may inhibit our ability to obtain a corporate partner at terms acceptable to us, if at all.

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

BRIUMVI (ublituximab-xiiy)

LFB Biotechnologies S.A.S, GTC Biotherapeutics, LFB/GTC LLC.

In January 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the LFB License Agreement). Under the terms of the LFB License Agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. As of December 31, 2024, we have incurred expenses of approximately $31.0 million related to milestones in accordance with the terms of the LFB License Agreement. LFB Group is eligible to receive royalty payments on net sales of ublituximab at a royalty rate in the high-single digits. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party.

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

Neuraxpharm

In August 2023, we entered into a Commercialization Agreement with Neuraxpharm, for the ex-U.S. commercialization of BRIUMVI. Under the terms of the Commercialization Agreement, we received an upfront payment of $140 million and an additional $12.5 million upon launch in the first EU country. We are eligible to receive up to an additional $492.5 million in milestone-based payments on achievement of certain launch and commercial milestones. The total deal is valued at up to $645 million in upfront and milestone payments. In addition, we will receive tiered double-digit royalties on net product sales up to 30%. In exchange, Neuraxpharm will have the exclusive right to commercialize BRIUMVI in certain territories outside the United States, Canada and Mexico, the commercialization rights for which had been previously retained by TG, thus excluding certain Asian countries subject to previously existing partnerships. We retain an option to buy back all rights under the Commercialization Agreement for a period of two years in the event of a change in control of TG.

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

Azer-Cel (allogeneic CD19 CAR T)

In January 2024, we, through our wholly-owned subsidiary, TG Cell Therapy, Inc., entered into a global exclusive license agreement with Precision to develop and commercialize azer-cel for autoimmune diseases and all other non-oncology indications. Pursuant to such license Agreement, the Company made an upfront payment to Precision of $7.5 million, consisting of (i) $5.25 million in cash and (ii) $2.25 million as an equity investment. The Company made an additional payment of $2.5 million as an equity investment to Precision in January 2025. Upon the achievement of certain near-term clinical or time-based milestones, the Company will make a further $7.5 million payment to Precision, a portion of which will also be an equity investment in Precision’s common stock at a pre-specified premium. Precision will be eligible to receive up to $288 million in additional milestone payments based on the achievement of certain clinical, regulatory and commercial milestones. In addition, the Company is obligated to pay Precision high-single-digit to low-double-digit royalties on net sales of the licensed product on a country-by-country basis until the latest to occur of patent expiration, loss of regulatory exclusivity or a period of ten years following the first commercial sale of the licensed product in such country. The Company has also agreed to make certain payments to Precision’s licensors during the term of our license agreement with Precision.

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

In the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the Affordable Care Act, has had a significant impact on the health care industry. The Affordable Care Act expanded coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, the Affordable Care Act, among other things, created a new average manufacturer price definition under the Medicaid Drug Rebate Program for drugs that are inhaled, infused, instilled, implanted or injected and not generally dispensed through the retail channel, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period (subsequent legislation increased this to 70% effective as of January 1, 2019), as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since the enactment of the Affordable Care Act, certain provisions of the Affordable Care Act have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act of 2017 eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate. Litigation and legislation over the Affordable Care Act are likely to continue, with unpredictable and uncertain results, and the new U.S. administration and recent congressional seat turnover may result in increased regulatory and economic uncertainty with respect to the Affordable Care Act.

The Inflation Reduction Act of 2022 (the IRA) includes, among other provisions, several measures intended to lower the cost of prescription drugs and related healthcare reforms, such as requiring manufacturers of certain drugs to engage in price negotiations with Medicare beginning in 2026, imposing rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and replacing the Part D coverage gap discount program with a new discounting program beginning in 2025. We cannot be sure whether additional or related legislation or rulemaking will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposes reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties for payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit annual reports to the Centers for Medicare & Medicaid Services (CMS), which publicly posts the data on its website. These reporting obligations include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, (HITECH), and their respective implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, according to the U.S. Federal Trade Commission, (FTC), failing to take appropriate steps to keep consumers' personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company's data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC's guidance for appropriately securing consumers' personal information is similar to what is required under HIPAA.

In addition, we may be subject to state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts. For example, the California Consumer Protection Act, (CCPA) established a privacy framework for covered businesses by creating an expanded definition of personal information, data privacy rights for consumers in California, and a potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA was recently amended by the California Privacy Rights Act (CPRA), expanding certain consumer rights such as the right to know. It remains unclear what, if any, additional modifications will be made to these laws by the California legislature or how these laws will be interpreted and enforced. The potential effects of the CCPA and CPRA are significant and may cause us to incur substantial costs and expenses to comply.

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

Human Capital

As of February 25, 2025, we had 338 employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage.

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

ITEM 1A. RISK FACTORS.

You should carefully consider the following risk factors and the other information contained elsewhere in this Annual Report on Form 10-K before making an investment in our securities. If any of the following risks occur, our business, financial condition or operating results could be materially harmed. An investment in our securities is speculative in nature, involves a high degree of risk, and should not be made by an investor who cannot bear the economic risk of its investment for an indefinite period of time and who cannot afford the loss of its entire investment. The risks described below are not the only ones that our business faces. Additional risks not currently known to us or that we currently deem to be immaterial may adversely impact our business in the future. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our financial statements and related notes, and our other filings from time to time with the SEC.

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

We have limited experience as a commercial company, and our ability to successfully overcome the risks associated with commercializing drugs in the biopharmaceutical industry, including the risk that our products do not achieve an adequate level of acceptance, remains uncertain. BRIUMVI, as well as other drugs that we may bring to the market in the future, may not gain market acceptance by physicians, patients, third-party payors and others in the healthcare community. As a result, we may not generate significant revenues or meet our revenue and operating expenses projections or guidance and may not become profitable. The degree of market acceptance of BRIUMVI, as well as any future product candidates for which we may receive marketing approval, will depend on a number of factors, including:

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

Regulatory approvals for our product or any of our product candidates may be subject to conditions and limitations on the approved indicated uses for which the product may be marketed or contain requirements or commitments for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance and pharmacovigilance to monitor the safety and efficacy of the approved product candidate. For example, with respect to the FDA’s approval of BRIUMVI for RMS, the approval is subject to certain post-marketing requirements and commitments, including long-term safety studies, as well as studies to evaluate the effects of BRIUMVI in pregnant women and pediatric populations, among others. Similar post-approval studies are required by other regulatory authorities outside of the U.S., including but not limited to, the EMA in the EU and the MHRA in the UK. These studies are highly specialized in their design and conduct and are associated with considerable expenses, and based on the outcome, could result in further labeling restrictions that could impair or restrict the way in which we are able to market BRIUMVI, or negatively impact its overall clinical profile. On September 18, 2024, we announced updated and long-term data from the Open-Label Extension of our ULTIMATE I & II Phase 3 studies demonstrating a consistent safety profile, but the ultimate outcome of these and other studies remains uncertain.

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

Any one or a combination of these events could prevent us from maintaining regulatory approval and achieving or maintaining market acceptance of the affected product and/ or other products or could substantially increase the costs and expenses of commercializing the affected product and/or other products, which in turn could significantly impact our ability to successfully commercialize our drug candidates and generate revenues.

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

We have made and continue to make significant investments in our commercial organization and infrastructure. We have developed and expanded our processes and systems to support the ongoing commercialization of BRIUMVI following its commercial launch in the U.S. on January 26, 2023. There are risks involved with developing and expanding our own commercialization capabilities. For example, if we are unable to recruit and retain adequate numbers of effective personnel to support the ongoing commercialization of BRIUMVI, we may not be successful in marketing and selling the product.

Additional factors that may inhibit our efforts to support the ongoing commercialization of BRIUMVI and our other product candidates on our own, or through partnership, and generate product revenues include:

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

In addition, we have entered into a Commercialization Agreement, and may enter into additional agreements in the future, that facilitate commercialization of BRIUMVI and/or future products that receive approval in markets outside the U.S. through partnerships. On February 26, 2024, BRIUMVI was first made available in the European market by Neuraxpharm in Germany and is now commercially available in several other countries in the European Union and the United Kingdom. However, there are also risks with entering into these types of arrangements with third parties to perform sales, marketing and distribution services. For example, we may not be able to enter into such arrangements on terms that are favorable to us. Our drug revenues or the profitability of these drug revenues to us are likely to be lower than if we were to market and sell any products or product candidates that we develop ourselves. In addition, we likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product or product candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drug candidates. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

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

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in January 2012. To date, our operations have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking preclinical studies and clinical trials, commercializing UKONIQ (withdrawn from sale) and launching and commercializing BRIUMVI. We are transitioning from a company with a research and development focus and commercialization capabilities in oncology to a company capable of supporting commercial activities in the U.S. and outside the U.S. This transition involves a wide variety of risks, and we may not be successful in such transition.

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

To become and remain profitable, we must succeed in developing (or in-licensing) and commercializing our products or product candidates, and continue to successfully commercialize BRIUMVI. It is uncertain when and if we will generate or continue to generate any significant revenue from the sale of our product or any product candidates, if approved, in the future. Furthermore, no assurance can be given that we will meet revenue and operating expenses projections or guidance with respect to BRIUMVI or our product candidates, if approved. To obtain significant and sustained revenues and meet our revenue and operating expenses projections or guidance, we must succeed, either alone or with others, in (i) obtaining and maintaining regulatory approval for our products and product candidates; and (ii) manufacturing, marketing and selling our product and product candidates. Our ability to generate sustained revenue depends on a number of factors, including, but not limited to, our ability to:

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

The development of pharmaceuticals is capital-intensive. We are also continuing to generate additional clinical data for BRIUMVI to support and potentially expand commercial adoption, including assessing long-term tolerability in our Open-Label Extension of the Phase 3 ULTIMATE I and II trials and Phase 4 clinical studies necessary to satisfy post-approval commitments for regulatory authorities or those undertaken voluntarily by the Company to evaluate the use of BRIUMVI in alternate settings or with alternate methods of administration. Moreover, we expect to continue to incur significant research and development expenses, as well as significant commercialization and outsourced manufacturing expenses as we continue to commercialize BRIUMVI over the foreseeable future. Additionally, in 2025, we expect to commence a pivotal program evaluating a self-administered subcutaneous BRIUMVI product with an improved dosing frequency, commence pivotal trials aimed at further optimizing intravenous BRUIMVI for patients with RMS, evaluate BRIUMVI in other autoimmune diseases outside of MS and commence a Phase 1 clinical trial evaluating azer-cel for the treatment of primary progressive MS.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to, the following:

●	the timing and success of the ongoing commercialization of BRIUMVI and any other products for which we receive regulatory approval;
●	the costs and timing of clinical and commercial manufacturing supply arrangements for each product and product candidate;
●	the costs of expanding our sales, distribution, and other commercialization capabilities;
●	the costs and timing of regulatory approvals;
●	the progress of our clinical trials, including expenses to support the trials and milestone payments that may become payable under our license agreements;
●	our ability to establish and maintain strategic collaborations, including licensing and other arrangements;
●	the costs involved in enforcing or defending patent claims or other intellectual property rights; and
●	the extent to which we in-license or invest in other indications or product candidates.

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

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or other arrangements. We do not have any committed external source of funds, other than funds already borrowed under our term loan facility of $250 million pursuant to the financing agreement, dated August 2, 2024, that we entered into with Blue Owl Capital Corporation, as administrative agent, HealthCare Royalty and Blue Owl Capital (the Financing Agreement) (see Note 7 to our consolidated financial statements for more information). To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. We may also seek funds through collaborations, strategic alliances or licensing arrangements with third parties at a time that is not desirable to us and we may be required to relinquish valuable rights to some intellectual property, future revenue streams, research programs or products and product candidates or to grant licenses on terms that may not be favorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, which could limit our ability to expand our business operations and could harm our overall business prospects.

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

On August 2, 2024, the Company entered into a term loan facility of $250 million (the Initial Term Loan) with Blue Owl Capital Corporation, as administrative agent, HealthCare Royalty and Blue Owl Capital. The Initial Term Loan is governed by the Financing Agreement, which provides for (i) a single draw of the Initial Term Loan on the Closing Date and (ii) an uncommitted additional facility in an aggregate principal amount of $100 million (see Note 7 to our consolidated financial statements for more information).

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

Failure to satisfy our current and future debt obligations under the Financing Agreement,  or the breach of any of its covenants, subject to specified cure periods with respect to certain breaches, could result in an event of default and, as a result, Blue Owl Capital and HealthCare Royalty could accelerate all the amounts due. In the event of an acceleration of amounts due under the Financing Agreement, as a result of an event of default, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time of such acceleration. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Blue Owl Capital Corporation could also exercise its rights as the Administrative Agent to take possession and dispose of the collateral securing the term loan for its benefit, which collateral includes substantially all of our assets and certain of our subsidiaries as guarantors. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

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

We regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit. Any failure of such depository institution to return any of our deposits upon a liquidation of such institution, or any other adverse conditions in the financial or credit markets affecting depository institutions, could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

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

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. It is impossible to predict when or if our product candidates will prove effective and safe in humans, will receive regulatory approval or will have a differentiated safety and tolerability profile. A failure of one or more clinical trials can occur at any stage of testing. Accordingly, our ongoing trials and future clinical trials may not be successful. Even if our clinical trials produce positive results, there can be no guarantee that the positive outcomes will be replicated in future studies either within the same indication as previously evaluated or in alternate indications and settings, or that even with such replication marketing approval will be granted.

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

Whether or not, and if so, how quickly, we complete clinical trials depends in part upon the rate at which we are able to engage clinical research/trial sites and, thereafter, the rate of enrollment of patients, and the rate at which we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are currently conducting or planning clinical trials that seek to enroll patients with the same diseases that we are studying. We may experience unforeseen events that could delay or prevent our ability to complete current clinical trials, initiate new trials, receive marketing approval or commercialize our product candidates, including:

●	the FDA or other regulatory authorities may require us to submit additional data or impose other requirements before permitting us to initiate a clinical trial;
●

the FDA or other regulatory authorities or institutional review boards (IRBs) or Data Safety Monitoring Boards (DSMBs) or ethics committees (ECs) may not authorize us or our investigators to commence or continue a clinical trial or conduct a clinical trial at a prospective trial site or in a country; we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective clinical research organizations (CROs), the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

●

we may elect to or regulatory authorities or IRBs, DSMBs or ECs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials of our product candidates may be greater than we anticipate;
●	any shifts in the regulatory focus of the U.S. government as a reflection of changing administrations;
●

the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate, including, without limitation, as a result of disruptions to our supply chains caused by global health crises, international conflicts in Russia and Ukraine and the Middle East, economic instability, or natural disasters;

●	regulatory authorities may revise the requirements applicable to our product candidates, or such requirements may not be as we anticipate; and
●

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulatory authorities, IRBs, DSMBs or ECs to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other therapies in the same or a similar class that raise safety or efficacy concerns about our product candidates.

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

Negative or inconclusive results from the clinical trials we conduct, unanticipated adverse medical events, or changes in regulatory policy could cause us to have to delay, repeat or terminate the clinical trials. If we are required to repeat or conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for our product candidates;
●	not obtain marketing approval at all;
●	obtain marketing approval in some countries and not others;
●	obtain marketing approval for indications or patient populations that are not as broad as intended or desired;
●	be subject to post-marketing requirements or post-marketing commitments;
●	be subject to increased pricing pressure; or
●	have the drug removed from the market after obtaining marketing approval.

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
●

interruptions or delays in the operations of the FDA and foreign regulatory authorities as a result of global health crises, inadequate government funding, political conditions or economic crises, international conflict, or natural disasters may negatively impact review, inspection, and approval timelines.

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

We are currently focusing the majority of our efforts on maintaining approval, improving and commercializing BRIUMVI and developing azer-cel for particular indications. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

We are currently focusing the majority of our resources and efforts on maintaining approval, improving and commercializing BRIUMVI and developing azer-cel for particular indications. As a result, we may forego or delay the pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. If we do not accurately evaluate the commercial potential or target markets for BRIUMVI and azer-cel, we may relinquish valuable rights to our product candidates or programs through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate(s) or program(s).

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

In addition, our clinical studies with sites outside the United States may be adversely impacted by international conflict. The ongoing conflict in Russia and Ukraine and impact on neighboring countries (e.g. Poland, Slovakia, Belarus, Georgia) may adversely affect clinical trial sites for our RMS and/or oncology programs. While no clinical trials are currently enrolling patients in Russia or Ukraine, there are a number of trial subjects in long-term treatment and follow-up. The political and physical conditions in Russia and Ukraine have disrupted our ability to supply investigational drug product to impacted sites; impacted patients’ ability to partake in our clinical trials and our ability to gather data on those patients, including long-term follow-up data; and resulted in suspension of clinical trial activities at impacted sites. Furthermore, the United States and its European allies have imposed significant sanctions against Russia and Belarus, including regional embargoes, full blocking sanctions, and other restrictions targeting major Russian financial institutions. Specifically, such sanctions have included, among other things, a prohibition on doing business with certain Russian companies, officials, and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (SWIFT) electronic banking network that connects banks globally; and restrictive measures to prevent certain Russian financial institutions from undermining the impact of the sanctions. Our ability to conduct clinical trials in Russia, Belarus, Ukraine and elsewhere in the region may also become restricted under applicable sanctions laws. The conflict, as well as government responses, has resulted in global economic instability, which could affect our supply chain and commercialization efforts. While we currently do not believe this conflict will have a material impact on product development or our overall business, given the evolving situation and the related geopolitical and economic uncertainties, the full impact of the conflict remains uncertain.

The FDA, EMA and other comparable foreign regulatory authorities may not accept data from trials conducted in locations outside of their respective jurisdictions.

We have been conducting, and may continue to conduct, clinical trials globally. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authorities from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions, which may include conditions related to the applicability and verifiability of the data and cooperation with foreign regulatory agencies. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of its applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

To the extent possible and commercially practicable, we plan to develop back-up strategies for raw materials and manufacturing and testing services for our commercial products. Given the long lead times and cost of establishing additional commercial manufacturing sites we expect that we will rely on single contract manufacturers to produce our commercial products under current Good Manufacturing Practice, or cGMP, regulations for the next several years. Our commercial manufacturing partners have a limited number of facilities in which our product candidates can be produced and will have limited experience in manufacturing our product candidates in quantities sufficient for commercialization. Our third-party manufacturers will have other clients and may have other priorities that could affect their ability to perform the work satisfactorily and/or on a timely basis. All of these occurrences would be beyond our control.

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

In the United States, the President, federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of healthcare and addressing public concern over access and affordability of prescription drugs. The Affordable Care Act, made significant changes to the U.S. healthcare system, which included expanding healthcare coverage through Medicaid and implementation of the individual health insurance mandate; changing coverage and reimbursement of drug products under Medicare, Medicaid and 340B government programs; imposing an annual fee on manufacturers of branded drugs; and expanding government enforcement authority. The ACA has been the subject of legislative and litigation challenges. We cannot predict whether the new U.S. administration would impose any further changes to the ACA and what effect, if any, such changes to the ACA would have on our business.

We are uncertain of the impact or outcome of potential Executive Orders, rescission of rules and policy statements, or new legislation, including the imposition of tariffs, that the new U.S. administration may impose, especially with regards to the healthcare regulatory and policy landscape, or the impact they may have on our business. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

There have been several recent U.S. Congressional inquiries and proposed and enacted legislation designed to bring more transparency to drug pricing, reduce the cost of prescription drugs and reform government health care program reimbursement methodologies for prescription drugs. In September 2024, CMS issued a final rule titled “Medicaid Program; Misclassification of Drugs, Program Integrity Updates Under the Medicaid Drug Rebate Program” which may impact our reimbursement and rebate strategy. We expect that health care reform measures that may be adopted in the future, may result in increased manufactured financial liability and additional downward pressure on the price that we may receive for any of our product candidates, if approved. Any reduction in reimbursement from Medicare or other government health care programs may result in a similar reduction in payments from private payors.

There continue to be efforts to lower drug prices through increased competition, with policy proposals seeking to facilitate generic and biosimilar approval and marketing authorization. For example, the FDA’s Biosimilar Action Plan and current Biosimilar User Fee Amendments provide a detailed account of the agency’s strategic priorities to improve the efficiency of the biosimilar and interchangeable product development and approval process and support robust competition. In the event there is a modification to the biologic exclusivity period, other applicable regulatory exclusivity periods or other steps taken to facilitate biosimilar approvals, we could experience competition to any products for which we receive FDA approval at an earlier time than currently anticipated.

The IRA included, among other provisions, several measures intended to lower the cost of prescription drugs and related healthcare reforms. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare beginning in 2026, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and replaces the Part D coverage gap discount program with a new discounting program beginning in 2025. We cannot be sure whether additional or related legislation or rulemaking will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

Individual states are experiencing significant economic pressure within their respective Medicaid programs and responding to public concern over the cost of healthcare. States, including California, Florida, Nevada and Maine, among others, have responded to these pressures with a range of legislative enactments and policy proposals designed to control prescription drug prices by, for example, allowing importation of pharmaceutical products from jurisdictions outside the U.S., imposing Prescription Drug Affordability Boards, some with the ability to impose price controls on state drug purchases, and imposing transparency measures around prescription drug prices and marketing costs. These measures, which vary by state, could reduce the ultimate demand for our products, if approved, or put pressure on our product net pricing.

Furthermore, legislative and regulatory proposals have been made to expand post-approval requirements, make changes the Orphan Drug Act and related guidance, reform the 340B Drug Pricing Program, and restrict sales and promotional activities for drugs. With respect to the 340B Drug Pricing Program, recent legislative proposals, as well as judicial challenges to DHHS’s policies, present both opportunities and challenges for drug manufacturers participating in the program. Further, we cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. It is not possible at this time to determine whether changes in the administration may change the regulatory focus and/or implementation of any regulations, policies or reforms.

In many international markets, including the European Union, the government regulates prescription drug prices, patient access, and/or reimbursement levels to control the biopharmaceutical budget of their government-sponsored healthcare system. The European Union and some individual countries have announced or implemented measures and may in the future implement new or additional measures, to reduce biopharmaceutical costs to contain healthcare expenditures. These measures vary by country and may include, among other things, non-coverage decisions, patient access restrictions, international price referencing, mandatory discounts or rebates, and cross-border sales of prescription drugs. These measures may adversely affect our ability to generate revenues or commercialize our product or product candidates in certain international markets.

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

Disruptions at the FDA and other agencies may also extend the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to review and process our regulatory submissions in a timely matter, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

With the FDA, EMA and MHRA approval of BRIUMVI, we are subject to additional extensive healthcare statutory and regulatory requirements and oversight by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our past, current and future relationships, arrangements and interactions with these professionals and entities, as well as with patients and patient advocacy organizations expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product and product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, they are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. This law applies to our marketing practices, educational programs, pricing policies and relationships with healthcare providers. We continue to evaluate what effect, if any, these rules will have on our business;

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

●

the Physician Payments Sunshine Act under section 6002 of the Affordable Care Act requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to monitor and report certain information related to payments and other transfers of value to and the ownership and investment interests of physicians and certain other healthcare providers as well as teaching hospitals to the federal government for redisclosure to the public. CMS has the potential to impose penalties for violations of the Physician Payments Sunshine Act, depending on the circumstances, and reported payments also have the potential to draw scrutiny to our relationships with health care practitioners and academic medical institutions, which may have implications under the Anti-Kickback Statute and other healthcare laws;

●

HIPAA, as amended by HITECH and other amendments, and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH created new tiers of civil monetary penalties, made civil and criminal penalties directly applicable to business associates, and gave state attorneys authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs;

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

●

the Drug Supply Chain Security Act (DSCSA), which imposes obligations on entities in the commercial product supply chain, including manufacturers, to identify and track prescription drugs as they are distributed in the U.S.; and

●

state law equivalents of some of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, state transparency laws, state laws limiting interactions between pharmaceutical manufacturers and members of the healthcare industry, marketing restrictions and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

As we continue commercialization of BRIUMVI, we are taking steps to provide patient support services to help patients access the product. Our patient support programs are administered in conjunction with a patient support program vendor and other third parties. There has been heightened scrutiny by government enforcement agencies, including, by the U.S. Department of Health and Human Services Office of Inspector General (OIG) and the U.S. Department of Justice (DOJ) in drug manufacturers’ product and patient assistance programs and the operation of such programs, including reimbursement support services, and investigations into these programs have resulted in significant civil and criminal settlements. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws, regulations, or evolving government guidance on patient support programs. A government investigation, regardless of its outcome, could impact our business practices, harm our reputation, divert attention of management, increase our expenses and reduce availability of assistance to patients. If we or our vendors are deemed to fail to comply with relevant laws, regulations or government guidance in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions.

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

Within the United States, HIPAA, as amended by HITECH, establishes a federal “floor” with respect to privacy, security, and breach notification requirements as it pertains to protected health information subject to HIPAA and does not supersede any state laws insofar as they are broader or more stringent than HIPAA.  There are numerous other laws, regulations and legislative and regulatory initiatives at the federal and state levels addressing privacy and security of personal data. Depending on the data we receive, we may be subject to federal and state privacy-related laws that may be more restrictive or contain different requirements than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties and requirements related to such data. HIPAA affects the ability of healthcare providers and other entities with which we may interact, including clinical trial sites, to disclose patient health information to us. Under Section 5(a) of the Federal Trade Commission Act (FTCA), the Federal Trade Commission (FTC) expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. The FTC has asserted authority and issued enforcement actions in response to actual or perceived unfair or deceptive practices by a company in the handling of consumer information. Medical data, and health information more generally, is considered sensitive data that merits stronger safeguards. States may also impose requirements. For example, the California Consumer Privacy Act of 2018 (CCPA) created data privacy obligations for covered companies and provides privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The California Privacy Rights Act of 2020 (CPRA) significantly expanded the CCPA to grant additional rights to California residents and established a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Data privacy and cybersecurity are also areas of increasing state legislative focus. Among other things, these state-specific laws create new data privacy obligations for covered companies and provide new privacy rights to state residents, including the right to opt out of certain disclosures of their information. Draft regulations implementing certain of the state statutes have been published, but many questions remain as to how all of the new statutes will be interpreted. These laws are rapidly changing, and tracking, analyzing and complying with such laws require significant time and expenses and can materially impact our business. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations. New federal and state laws and regulations that may be enacted in the future may require us to modify our data processing practices and policies, incur substantial compliance-related costs and expenses, and otherwise suffer adverse impacts on our business.

Numerous other jurisdictions regulate the privacy and security of personal data. For example, the processing of personal data in the European Economic Area (EEA), is subject to the General Data Protection Regulation (GDPR). The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, exercising data subject rights and reporting certain data breaches to regulators and affected individuals, as well as how we document our relationships with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the EC to lack an adequate level of data protection, such as the United States. In July 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S., which may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation.

If we experience a reportable data breach that is subject to any data privacy and security laws or if our operations are found to otherwise be in violation of any data privacy and security laws, rules or regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, litigation and the curtailment or restructuring of our operations, which could adversely affect our ability to operate our business, our reputation and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, rules or regulations, we cannot be certain that our program will address all areas of potential exposure and the risks in this area cannot be entirely eliminated, particularly because the requirements and government interpretations of the requirements in this space are constantly evolving. Any action against us for violation of these laws, rules or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business, as well as damage our business or reputation. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, fraud and reporting laws may prove costly.

If we fail to adequately understand and comply with the local laws and customs as we expand into new international markets, these operations may incur losses or otherwise adversely affect our business and results of operations.

We expect to operate a portion of our business in certain countries through subsidiaries or through supply, marketing, and distributor arrangements. In those countries where we have limited experience in operating subsidiaries and in reviewing equity investees, we will be subject to additional risks related to complying with a wide variety of national and local laws, including restrictions on the import and export of certain intermediates, drugs, technologies and multiple and possibly overlapping tax laws. In addition, we may face competition in certain countries from companies that may have more experience with operations in such countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees hired in different countries into our existing corporate culture. If we do not effectively manage our operations in these subsidiaries and review equity investees effectively, or if we fail to manage our alliances, we may lose money in these countries, and it may adversely affect our business and results of our operations. In all interactions with foreign regulatory authorities and other government agencies, we are exposed to liability risks under the Foreign Corrupt Practices Act (FCPA) or similar anti-bribery laws. We may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA, or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the U.S. and the EU, including applicable export control regulations, economic sanctions on countries and persons, customs requirements, and currency exchange regulations, which we collectively refer to as Trade Control Laws. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA, similar anti-bribery laws, or other legal requirements, including Trade Control Laws. If we are not in compliance with the FCPA, and other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. The SEC may also suspend or bar issuers from trading securities on U.S. exchanges, including the Nasdaq Stock Market, for violations of the FCPA’s accounting provisions. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws or Trade Control Laws by the U.S. or other authorities, could also have an adverse impact on our reputation, our business, results of operations and financial condition.

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

Additionally, animal testing activities have been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, our research and development activities may be interrupted or delayed or become more expensive. The Animal Welfare Act (AWA), is the federal law that covers the treatment of certain animals used in research. Currently, the AWA imposes a wide variety of specific regulations that govern the humane handling, care, treatment and transportation of certain animals by producers and users of research animals, most notably relating to personnel, facilities, sanitation, cage size, and feeding, watering and shipping conditions. Third parties with whom we contract are subject to registration, inspections and reporting requirements under the AWA. Furthermore, some states have their own regulations, including general anti-cruelty legislation, which establish certain standards in handling animals. Comparable rules, regulations, and obligations exist in many foreign jurisdictions. If we or our contractors fail to comply with regulations concerning the treatment of animals used in research, we may be subject to fines, penalties and adverse publicity, and our operations could be adversely affected.

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

We contract with third parties for the manufacture and testing of BRIUMVI for commercial supply, as well as all of our clinical product supply, and we expect to continue to do so. This reliance on third parties increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

The starting materials, intermediates, API/drug substance, and drug product used in many of our drug candidates are currently supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain starting materials, intermediates, API/drug substance, and drug product for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. It is expected that many of our manufacturing partners will be sole source suppliers from single site locations for the foreseeable future. Various raw materials, components, and testing services required for our product and product candidates may also be single sourced. We are not certain that our single-source suppliers will be able to supply sufficient quantities of their products or on the timelines necessary to meet our needs, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers, our relative importance as a customer to those suppliers, international political conflicts that may impact trade or the supply chain within a particular region, global health crises or natural disasters that may cause those suppliers to stop work for a period of time or lead to a sudden increase in demand for selected materials resulting in short-term unavailability of such materials. If any of our suppliers ceases operations for any reason or is unable or unwilling to supply starting materials, intermediates, API/drug substance, and drug product in sufficient quantities or on the timelines necessary to meet our needs, it could significantly and adversely affect our business, the supply of our drug products and drug candidates and our financial condition. In addition, if our current or future supply of any of our products or product candidates should fail to meet specifications during its stability program there could be a voluntary or mandatory product recall if the product is approved and, even in the absence of a recall, there could be significant interruption of our supply of drug, which would adversely affect the clinical development and commercialization of the product.

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

On July 28, 2023, we entered into a Commercialization Agreement (the Commercialization Agreement) with Neuraxpharm Pharmaceuticals, S.L. (Neuraxpharm), pursuant to which Neuraxpharm has the right to commercialize BRIUMVI in certain markets outside of the U.S. On February 26, 2024, BRIUMVI was first made available in the European market by Neuraxpharm in Germany and is now commercially available in several other countries in the European Union and the United Kingdom. In addition to the Commercialization Agreement, we may enter into collaboration arrangements with other collaboration and commercialization partners.

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

Risks Related to Our Intellectual Property

Our success depends upon our ability to obtain and protect our intellectual property and proprietary technologies. If the scope of our patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired. At the same time, if the scope of our patent protection is too broad, our competitors may challenge the validity and enforceability of our patents.

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

Depending on the timing, duration, and specifics of any FDA regulatory approval for our drug candidates, one or more of our licensed U.S. patents or future U.S. patents that we may license or own may be eligible for limited patent term restoration under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond fourteen years from the date of product approval by the FDA, and only one patent covering the approved product may be extended.

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

As of February 25, 2025, we had 338 employees. To manage our anticipated future growth and focus in the neurological and immunological fields, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these activities. Due to our limited resources, we may not be able to effectively manage the expansion and shift of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage our transition to a strategy primarily focused on the neurological and immunological fields, our expenses may increase more than expected our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and changes to our business.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ownership change (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset our taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. Accordingly, even if we attain profitability, we may be unable to use a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.

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

Despite the implementation of security measures, our internal information technology systems and those of our third-party CROs, CMOs, and other contractors and consultants are vulnerable to damage from unauthorized access, security breach or incidents, natural disasters, terrorism, war and telecommunication and electrical failures. Security breaches include, but are not limited to, deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of our and our third-party service providers’ systems and the information on such systems. Security breaches can also include phishing attempts or e-mail fraud to cause unauthorized payments or information to be transmitted to an unintended recipient, or to permit unauthorized access to systems. Although we have experienced security breaches in the past, the impact on our operations and financial condition has not been material. We expect such cybersecurity threats to continue and become more sophisticated. Threat actors, including nation state attackers, could also use artificial intelligence for malicious purposes, increasing the frequency and complexity of their attacks. A significant security breach or incident could cause our systems to fail, compromise confidential information, or cause significant business interruptions, which could result in a material disruption of our operations, financial loss, or reputational harm. For example, the loss of clinical trial data for our drug candidates could result in delays in our regulatory approval efforts, violate healthcare privacy laws and regulations and significantly increase the cost of remediation. We have invested in protections and monitoring practices of our data and information technology systems to reduce these risks and expect to continue do so as our information technology systems increase in magnitude and complexity. However, there can be no assurance that our efforts and investments will prevent breakdowns or breaches in our systems that could adversely affect our business.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Key national economies, including the United States, have been affected from time to time by economic downturns or recessions, supply chain constraints, high inflation, restricted credit, poor liquidity, reduced corporate profitability, debt, equity and foreign exchange market volatility, bankruptcies, high interest rates, high unemployment rates and overall uncertainty with respect to the economy. In particular, fluctuating and/or high interest rates in the United States to respond to inflationary pressures and market volatility may result in a general economic downturn or recession, which could reduce our ability to raise additional capital when needed on acceptable terms, if at all, and negatively impact our results of operations and financial condition.

Likewise, the capital and credit markets may be adversely affected by geopolitical conflicts and global sanctions imposed in response thereto. Other international events such as trade disputes, increased tariffs or retaliatory tariffs, leadership changes and political and military conflicts could also adversely affect global financial activity and markets and could negatively affect the U.S. economy. These conditions could result in decreased economic activity, heightened risk of cyberattacks and inflation, as well as impact our ability to raise capital. Additionally, the Federal Reserve Board (FRB) and other major central banks have been consistently removing or reducing monetary accommodation, increasing the risk of recession and also potentially negatively impacting asset values and credit spreads that were boosted by extraordinary monetary stimulus. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our drug candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our marketed product and services. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions, could adversely impact our business.

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

Following the change in U.S. administration, there is uncertainty regarding future U.S. policies and legislative and regulatory changes related to taxation and importation, which could adversely impact the global economy and our operating results. To the extent that future U.S. tax policy changes have a negative impact on us, including as a result of related uncertainty, these changes could adversely impact our business, results of operations and financial position.

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
●

economic, political and market conditions or other crises and other external factors such as the disruptions in the global economy caused by global health crises and geopolitical conflicts in Russia and Ukraine and the Middle East;

●	period-to-period fluctuations in our revenues and other results of operations;
●	failure to meet our revenue projections or guidance;
●	changes in financial estimates by securities analysts;
●	our repurchase of shares of our common stock pursuant to our share repurchase program;
●	sales of our common stock by us; and
●	the occurrences of any of the other risks described in this Annual Report on Form 10-K.

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

Our ability to pay dividends, if any, are limited, and our stockholders may not receive any return on investment unless they sell their common stock.

We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. However, any future determination relating to the use of our future earnings, including the declaration, amount and payment of any future dividends on shares of our common stock, if any, will be made at the discretion of the Board of Directors and will depend on a number of factors, including capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the Board of Directors may deem relevant. In addition, under the Financing Agreement, we are currently restricted from paying cash dividends, and we expect these restrictions to continue in the future. Furthermore, the terms of any future debt agreements may continue to preclude us from paying dividends. As a result, our stockholders may not receive any return on investment unless they sell their common stock.

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

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. As a result, we are required to periodically perform an evaluation of our internal control over financial reporting to allow management to report on the effectiveness of those controls, as required by Section 404 of the Sarbanes-Oxley Act. Additionally, our independent auditors are required to perform a similar evaluation and report on the effectiveness of our internal control over financial reporting. These efforts to comply with Section 404 will require the commitment of significant financial and managerial resources. While we anticipate maintaining the integrity of our internal control over financial reporting and all other aspects of Section 404, we cannot be certain that material weaknesses will not be identified when we test the effectiveness of our control systems. For example, we identified a material weakness in our internal control over financial reporting during the fiscal quarter ended June 30, 2024, which has been remediated as of December 31, 2024 (as discussed below). If a material weakness is identified, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources, costly litigation or a loss of public confidence in our internal control over financial reporting, which could have an adverse effect on the market price of our stock and result in a loss of investor confidence in our financial reports.

We identified a material weakness in our internal control over financial reporting related to non-routine share-based payment awards, which has been remediated. If we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

During the preparation of our unaudited condensed consolidated financial statements for the period ended June 30, 2024, we identified a material weakness in our internal control over financial reporting related to a process-level control over share-based payment awards not being designed effectively. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. To remediate the material weakness, the Company has designed and implemented additional preventative controls around non-routine share-based payment awards to ensure the appropriate recognition and measurement of such awards, and enhanced risk assessment procedures to ensure that all non-routine share-based payment awards are appropriately identified and evaluated.

Management, including our Chief Executive Officer and Chief Financial Officer, has performed testing to verify the effective design and successful operating effectiveness of the new or enhanced controls, determined that control activities have operated effectively for a sufficient period of time and concluded that the previously disclosed material weakness has been remediated as of December 31, 2024.

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. If we are unable to further implement and maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price. In addition, any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

In August 2024, we announced that our Board of Directors had authorized a share repurchase program of up to $100 million of our outstanding shares of common stock. We intend to repurchase shares of our common stock from time to time, as authorized by our Board of Directors, through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The timing and the amount of stock repurchases in the share repurchase program will be determined by our management, based on its evaluation of factors including business and market conditions, corporate and regulatory requirements, and other considerations. The share repurchase program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of our common stock. For more information about our share repurchase activities for the year ended December 31, 2024, see the section entitled “Purchases of Equity Securities by the Issuer and Affiliated Purchasers” in Part II, Item 5.

There can be no assurance of any future share repurchases or share repurchase program authorizations. The timing and manner of any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, results of operations and financial condition, alternative investment opportunities, restrictions under any of our agreements, business economic and market conditions, corporate and regulatory requirements the price of our Common Stock on the NASDAQ Capital Market, and other factors that we may deem relevant. We can provide no assurance that we will repurchase shares of our Common Stock at favorable prices, if at all.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have implemented and maintain various information security processes designed to mitigate cybersecurity risks, on a case-by-case basis, to our critical computer networks, third party-hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to patients and clinical trials (IT Assets). The Company’s information security program, which is integrated into our overall risk management processes, evaluates threats posed by internal and external factors and supports daily operational functions that prevent unauthorized access or compromise.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our IT Assets, which include implementing policies and guidelines governing the individual use and protection of IT Assets by employees, employee training, and leveraging the capability of third-party service providers to support our internal cybersecurity processes. These processes are aligned with standard industry frameworks, such as the National Institute of Standards and Technology, Committee of Sponsoring Organizations, International Organization for Standardization 27001, and other industry standards. We have also implemented a well-established information security incident response plan, which is designed to escalate cybersecurity incidents, depending on the circumstances, to appropriate stakeholders as defined by internal standard operating procedures. We continue to monitor proposed cybersecurity disclosure rules from the SEC and alter our procedures accordingly.

To further improve the effectiveness of our information security processes, we engage third-party service organizations to monitor the Company’s information technology (IT) environment, conduct evaluations of the effectiveness of our security controls and provide aggregate monthly reports to our corporate IT Security Team regarding the results of such third-party assessments, training and vulnerability testing, data security posture, material cybersecurity risks and areas of improvement.

Risks from cybersecurity threats have not materially affected or are currently viewed as not reasonably likely to materially affect us, our business strategy, results of operations or financial condition. However, the scope and impact of any future cybersecurity incidents cannot be predicted and there can be no assurance that our information security program will be effective in preventing material cybersecurity incidents in the future. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factor captioned “Our internal information technology systems, or those of our third-party CROs, CMOs, or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug candidates’ development programs and our commercialization of any products for which we receive regulatory approval.”

Governance

The Board and our Chief Executive Officer is responsible for oversight of the Company’s overall risk management program, including as to cybersecurity related risks, while management is responsible for the day-to-day risk management processes. The Board receives regular reports from our Chief Executive Officer, Chief Financial Officer and other members of management, regarding material cybersecurity threats and risks, effectiveness of our information security processes and status of ongoing cybersecurity initiatives and strategies. Our information technology (IT) team, which is overseen by our Vice President of IT, is responsible for the identification, assessment and management of cybersecurity risks we face and ensuring effective implementation of the Company’s overall cybersecurity efforts. Our Vice President of IT has over 25 years of experience in IT systems, including cybersecurity risk management and incident response, and holds multiple industry-recognized certifications. Our Vice President of IT receives regular reports from the corporate IT Security Team, together with information provided by our third-party service organizations that monitor the Company’s IT environment, regarding the Company’s material cybersecurity threats and risks and the processes the Company has implemented to address them, which are reported to the Chief Financial Officer.

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

Holders

The number of record holders of our common stock as of February 25, 2025 was 204.

Dividends

We have never declared or paid any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2024, regarding the securities authorized for issuance under the TG Therapeutics, Inc. 2022 Incentive Plan (the 2022 Incentive Plan).

.

Equity Compensation Plan Information

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities reflected
Plan Category	options	options	in column 1)

Equity compensation plans approved by security holders	4,470,216	$6.90	4,238,185
Equity compensation plans not approved by security holders	—	—	—
Total	4,470,216	$6.90	4,238,185

For information about all of our equity compensation plans see Note 6 to our Consolidated Financial Statements included in this report.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2019 through December 31, 2024, with the cumulative total return over such period on (i) the U.S. Index of The Nasdaq Stock Market and (ii) the Biotechnology Index of The Nasdaq Stock Market. The graph assumes an investment of $100 on December 31, 2019, in our common stock (at the adjusted closing market price) and in each of the indices listed above, and assumes the reinvestment of all dividends. Measurement points are December 31 of each year.

*     $100 invested on December 31, 2019 in stock or index, including reinvestment of dividends. Fiscal Years ending December 31.

Sale of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes our common stock repurchase activity during the fourth quarter of 2024:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
October 1, 2024 through October 31, 2024	111,031	$23.12	111,031	$95,284,298

November 1, 2024 through November 30, 2024	19,676	$32.33	19,676	$94,648,121

December 1, 2024 through December 31, 2024	103,586	$32.90	103,586	$91,240,017

Total	234,293	$24.51	234,293	$91,240,017

*Transaction fees are excluded.

In August 2024, the Company announced that its Board of Directors had authorized and approved a share repurchase program for up to $100 million of the currently outstanding shares of the Company’s common stock.  Repurchases under the program may be made using open market purchases, privately negotiated transactions, block purchases or other methods in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The share repurchase program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any particular amount of our common stock.

We repurchased a total of approximately 0.3 million shares of our common stock for approximately $8.8 million under our share repurchase program for the year ended December 31, 2024. Approximately $91.2 million remains available for repurchase of shares under the current authorized program. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity and other factors we deem relevant.

ITEM 6. RESERVED

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

In February of 2021, we announced that the FDA granted accelerated approval of umbralisib, the Company’s PI3K delta inhibitor, then commercially referred to as UKONIQ, for the treatment of adult patients with relapsed or refractory MZL who have received at least one prior anti-CD20 based regimen and adult patients with relapsed or refractory FL who have received at least three prior lines of systemic therapy. In April of 2022, we announced the voluntary withdrawal of UKONIQ from sale for the approved indications. Our only source of product revenues during the year ended December 31, 2022 was from the sale of UKONIQ. Our only source of product revenues during the years ended December 31, 2023 and 2024, was from the sale of BRIUMVI. Product revenues are recorded net of estimates of variable consideration. For further discussion of our revenue recognition policy, see “Critical Accounting Policies and Significant Judgements and Estimates” below.

Cost of revenue consists primarily of materials and third-party manufacturing costs, as well as freight and royalties owed to our licensing partner for BRIUMVI sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, a portion of the manufacturing costs of BRIUMVI units recognized as revenue during the years ended December 31, 2023 and 2024 were expensed prior to receipt of FDA approval on December  28, 2022, and therefore are not included in costs of product revenue during those periods.

Our other research and development expenses consist primarily of expenses relating to the design, development, manufacture, testing and enhancement of our drug candidates and technologies, milestone expenses related to in-licensing of new product candidates, fees paid to consultants and outside service providers for clinical and laboratory development, personnel expenses and other facilities-related expenses. We expense our research and development costs as they are incurred. Research and development expenses for the years ended December 31, 2024, 2023 and 2022 were approximately $83.1 million, $63.2 million and $112.1 million respectively, excluding noncash compensation expenses related to research and development.

Our selling, general and administrative expenses consist primarily of expenses related to the commercialization of our approved products, including salaries and related expenses for our commercialization team and commercial development activities. Other selling, general and administrative expenses consist of executive, finance and other administrative personnel, recruitment expenses, professional fees and other corporate expenses, including investor relations, legal activities and facilities-related expenses.

Our results of operations include noncash compensation expenses as a result of stock-based compensation costs related to equity awards, restricted stock and options, granted to employees and non-employees. Stock-based compensation costs are measured at the date of grant based on the fair value of the award. We estimate the grant date fair value of options, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. Equity awards with market conditions are valued using advanced option-pricing models, such as a Monte Carlo simulation. The effect of a market condition is reflected in the award’s fair value on the grant date. For time-based or performance-based restricted stock, the fair value is based on the market value of our common stock on the date of grant. Stock-based compensation expense for time-based restricted stock and options is recognized on a straight-line basis over the requisite service period. Stock-based compensation expense for awards that vest upon the achievement of milestones is recognized over the requisite service period when the achievement of such milestones becomes probable. Stock-based compensation expense for an award that has a market condition is recognized over the requisite service period, which is derived from the valuation model, even if the market condition is never satisfied. We recognize all stock-based payments to employees and non-employee directors (as compensation for service) as noncash compensation expense in the consolidated financial statements. Forfeitures are recognized as they occur.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes the results of operations for the years ended December 31, 2024 and 2023:

(in thousands)	2024	2023
Product revenue, net	$313,728	$92,005
License, milestone, royalty and other revenue	15,276	141,657
Total Revenue	$329,004	$233,662

Costs and expenses:
Cost of revenue	38,486	14,131
Research and development:
Noncash compensation	11,160	13,010
Other research and development	83,131	63,182
Total research and development	94,291	76,192

Selling, General and administrative:
Noncash compensation	31,381	24,923
Other selling, general and administrative	122,917	97,783
Total selling, general and administrative	154,298	122,706

Total costs and expenses	287,075	213,029

Interest expense	24,028	12,615
Other income	(7,693)	(5,044)
Total other expense, net	16,335	7,571

Net income before taxes	25,594	13,062
Income taxes	2,211	390
Net income	$23,383	$12,672

Product Revenue, net. Product revenue, net was approximately $313.7 million for the year ended December 31, 2024 compared to $92.0 million for the year ended December 31, 2023. The increase in product revenue, net is driven by an increase in product shipments for BRIUMVI as a result of greater market penetration. BRIUMVI, was commercially launched in the U.S. in January 2023, following FDA approval.

License, Milestone, Royalty and Other Revenue. License, milestone, royalty and other revenue was $15.3 million for the year ended December 30, 2024 compared to approximately $141.7 million for the year ended December 31, 2023. License, milestone, royalty and other revenue for the year ended December 31, 2024 is comprised of a $12.5 million milestone payment under the Neuraxpharm Commercialization Agreement for the first key market commercial launch of BRIUMVI in the EU, as well as consideration received for development and regulatory activities performed on behalf of Neuraxpharm in accordance with the Commercialization Agreement. License, milestone, royalty and other revenue for the year ended December 31, 2023 is predominantly comprised of recognition of the one-time $140.0 million non-refundable upfront payment under the Commercialization Agreement with Neuraxpharm (see Note 2 for more information).

Cost of Revenue. Cost of revenue for the year ended December 31, 2024 was $38.5 million compared to approximately $14.1 million for the year ended December 31, 2023.  Cost of revenue for both the years ended December 31, 2024 and December 31, 2023 consists primarily of third-party manufacturing, distribution, overhead costs and royalties owed to our licensing partner for BRIUMVI sales. A portion of the costs of producing BRIUMVI sold to date was expensed as research and development prior to the FDA approval of BRIUMVI and therefore it is not reflected in the cost of revenue. We expect the cost of revenue for BRIUMVI to increase in relation to product revenues as we deplete these inventories. We expect to use the remaining pre-commercialization inventory for product sales through the first quarter of 2025, after which our product gross margin is anticipated to decrease modestly. The cost of revenue for the years ended December 31, 2024 and  December 31, 2023 includes $2.4 million and $1.5 million, respectively, of costs related to delivering regulatory support and development services to Neuraxpharm in accordance with the Commercialization Agreement.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $11.2 million for the year ended December 31, 2024, as compared to $13.0 million during the comparable period in 2023. The decrease in noncash compensation expense was primarily due to decreased vesting of milestone-based grants during the year ended December 31, 2024, as compared to the year ended December 31, 2023.

Other Research and Development Expense. Other research and development expense increased for the year ended December 31, 2024, by approximately $19.9 million to $83.1 million as compared to the prior year ended December 31, 2023. The increase in other research and development expense during the year ended December 31, 2024 was primarily attributable to manufacturing and development costs incurred in connection with our ublituximab subcutaneous development work, increased personnel and costs associated with the Precision License Agreement incurred during the period.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $31.4 million for the year ended December 31, 2024, as compared to $24.9 million during the comparable period in 2024. The increase in noncash compensation expense was primarily due to greater recognition of noncash compensation expense for grants to executives during the year ended December 31, 2024.

Other Selling, General and Administrative. Other selling, general and administrative expenses increased for the year ended December 31, 2024, by approximately $25.1 million to $122.9 million as compared to the prior year ended December 31, 2023. The increase was primarily due to other selling, general and administrative costs, including personnel, consultants, and third parties associated with the commercialization of BRIUMVI during the year ended December 31, 2024.

Interest Expense. Interest expense for the year ended December 31, 2024 was $24.0 million compared to $12.6 million for the comparable period ended December 31, 2023. The $11.4 million increase is mainly due to $4.6 million of debt extinguishments costs incurred pertaining to the First Amendment with Hercules as well as increased interest expense pertaining to the Initial Term Loan with Blue during the same period (see Note 7 for more information).

Other Income. Other income increased by $2.7 million to $7.7 million for the year ended December 31, 2024, as compared to $5.0 million for the year ended December 31, 2023. The increase is mainly due to greater accretion income earned from short-term investment securities during the year ended December 31, 2024, compared to the prior period.

Income Taxes. Income tax increased by $1.8 million to $2.2 million for the year ended December 31, 2024, as compared to $0.4 for the year ended December 31, 2023. The increase is due to state tax liabilities incurred during the year ended December 31, 2024.

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes the results of operations for the years ended December 31, 2023 and 2022:

(in thousands)	2023	2022
Product revenue, net	$92,005	$2,633
License, milestone and other revenue	141,657	152
Total Revenue	$233,662	$2,785

Costs and expenses:
Cost of product revenue	14,131	265
Research and development:
Noncash compensation	13,010	13,224
Other research and development	63,182	112,128
Total research and development	76,192	125,352

General and administrative:
Noncash compensation	24,923	31,438
Other selling, general and administrative	97,783	64,046
Total general and administrative	122,706	95,484

Total costs and expenses	213,029	221,101

Interest expense	12,615	10,191
Other income	(5,044)	(4,695)
Total other expense, net	7,571	5,496

Net income (loss) before taxes	13,062	(223,812)
Income taxes	390	—
Net income (loss)	$12,672	$(223,812)

Product Revenues, net. Total revenue for the year ended December 31, 2023 increased compared to the comparable period ended December 31, 2022 primarily due to an increase in net product revenues from sales of our sole commercial product, BRIUMVI, which was commercially launched in the U.S. in January 2023, following FDA approval. Product revenue, net for the year ended December 31, 2022, consisted of net product sales of UKONIQ, which was officially withdrawn from the market in May 2022.

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

Cost of Product Revenue. Cost of revenue for the year ended December 31, 2023 increased compared to the comparable period ended December 31, 2022 due to increased product sales resulting from the commercial launch of BRIUMVI in the U.S. market  which began in January 2023 following FDA approval. During the year ended December 31, 2023 the cost of revenue consisted primarily of third-party manufacturing, distribution, overhead costs and royalties on net sales of BRIUMVI owed to our licensing partner. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, a portion of the manufacturing costs of BRIUMVI units recognized as revenue during the year ended December 31, 2023 were expensed as research and development expenses prior to receipt of FDA approval, and therefore are not reflected in the cost of revenue. We expect the cost of revenue for BRIUMVI to increase in relation to product revenues as we deplete these inventories and we expect to use the remaining pre-commercialization inventory for product sales through the first quarter of 2025.

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

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $24.9 million for the year ended December 31, 2023, as compared to $31.4 million during the comparable period in 2022. The decrease in noncash compensation expense was primarily due to greater recognition of noncash compensation expense for grants to executives during the year ended December 31, 2022.

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

Interest Expense. Interest expense for the year ended December 31, 2023 was $12.6 million compared to $10.2 million for the comparable period ended December 31, 2022. The $2.4 million increase is mainly due to greater interest expense related to First Amendment to the Amended Loan Agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have incurred operating losses since our inception; however, during the year ended December 31, 2024, and December 31, 2023 the Company generated net income. During the year ended December 31, 2023, the Company experienced a net profit due to a $140.0 million non-refundable upfront payment recognized as license revenue in the third quarter of 2023 as part of our Commercialization Agreement with Neuraxpharm (see Note 2 for more information). We may incur operating losses in the near term and may never become profitable. As of December 31, 2024, we have an accumulated deficit of $1.5 billion.

Our major sources of cash have been proceeds from private placements and public offerings of equity securities, from our loan and security agreements, the upfront payment from the Commercialization Agreement (see Note 2 for more information), and from product revenue from drug sales of BRIUMVI. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. As of December 31, 2024, we generated $313.7 million in product revenue from sales of BRIUMVI. BRIUMVI first became commercially available in the United States in January 2023. Even with the commercialization of BRIUMVI and the possible future commercialization of our other drug candidates, we may not realize continued profitability. Our ability to achieve continued profitability depends on our ability to generate revenue and many other factors, including our ability to successfully commercialize our drug candidates alone or in partnership; successfully complete any post-approval regulatory obligations and our ability to maintain or obtain regulatory approval for our drug candidates. We may incur operating losses even now that we are generating revenues from BRIUMVI.

As of December 31, 2024, we had $311.0 million in cash and cash equivalents, and short-term investment securities. We anticipate that our cash, cash equivalents, and investment securities as of December 31, 2024, combined with projected revenues associated with the sale of BRIUMVI in the U.S. and ex-U.S.,  will provide sufficient liquidity for more than a twelve-month period from the date of filing this Annual Report on Form 10-K. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, our commercialization efforts for BRIUMVI, and the timing, design and conduct of clinical trials for our drug candidates as well as the costs associated with licensing or otherwise acquiring new product candidates. We may be dependent upon significant future financing to provide the cash necessary to execute our ongoing and future operations, including the commercialization of any of our drug candidates.

Discussion of Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

(in thousands)	2024	2023
Net cash used in operating activities	$(40,517)	$(31,413)
Net cash used in investing activities	$(1,036)	$(50,651)
Net cash provided by (used in) financing activities	$128,527	$72,705

Cash used in operating activities for the year ended December 31, 2024 was $40.5 million as compared to $31.4 million for the year ended December 31, 2023. The increase in net cash used in operating activities was due to higher operating expenditures and an increase in cash used for inventory purchases during the year ended December 31, 2024.

For the year ended December 31, 2024, net cash used in investing activities was $1.0 million as compared to $50.7 million for the year ended December 31, 2023. The decrease in net cash used in investing activities was primarily due to lower maturities of short-term securities during the year ended December 31, 2023, mainly based on timing of maturities.

For the year ended December 31, 2024, net cash provided by financing activities was $128.5 million as compared to $72.7 million for the year ended December 31, 2023. The increase in net cash provided by financing activities during the year ended December 31, 2024 is mainly due to the proceeds from the new loan with Blue Owl, offset by the payoff of our prior loan with Hercules.

ATM Program

On September 2, 2022, we filed an automatic “shelf registration” statement on Form S-3 (the 2022 WKSI Shelf) as a “well-known seasoned issuer” as defined in Rule 405 under the Securities Act, which registered an unlimited and indeterminate amount of debt or equity securities for future issuance and sale. The 2022 WKSI Shelf was declared effective in September 2022. In connection with the 2022 WKSI Shelf, we entered into an At-the-Market Issuance Sales Agreement (the 2022 ATM) with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. (each a 2022 Agent and collectively, the 2022 Agents), relating to the sale of shares of our common stock. Under the 2022 ATM, we will pay the 2022 Agents a commission rate of up to 3.0% of the gross proceeds from the sale of any shares of common stock. The 2022 ATM is our only active ATM program.

During the year ended December 31, 2023, we sold a total of 1,385,700 shares of common stock under the 2022 ATM for aggregate total gross proceeds of approximately $47.1 million at an average selling price of $34.01 per share, resulting in net proceeds of approximately $46.3 million after deducting commissions and other transactions costs.

We had no activity on the 2022 ATM during the year ended December 31, 2024.

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

Debt Financings

On March 31, 2023 (the First Amendment Effective Date), the Company entered into a First Amendment to the Amended and Restated Loan and Security Agreement (the First Amendment) with Hercules Capital, Inc. (Hercules). The First Amendment amended the terms of the Amended and Restated Loan and Security Agreement (Amended Loan Agreement) with Hercules that closed on December 30, 2021. The First Amendment amended the terms of the Amended Loan Agreement to, among other things, (i) issue an advance of $25.0 million drawn at the First Amendment Effective Date (the Tranche 3A Advance), (ii) provide for the formal expiration of Tranche 2, (iii) change the draw amounts and dates available under subsequent tranches, including splitting the remaining balance of Tranche 3 into two additional advances in an aggregate principal amount of up to $20.0 million, in increments of $10.0 million (a Tranche 3B Advance and a Tranche 3C Advance), decreasing the amount available under Tranche 4 from $65.0 million to $60.0 million, and adding a Tranche 5 of $25.0 million, subject to the achievement of revenue related performance milestones, (iv) extend the interest only period from February 1, 2025 to August 1, 2025 and (v) modify the cash interest rate to be the greater of either (a) the “prime rate” as reported in The Wall Street Journal plus 1.20%, and (b) 8.95%. In addition to the cash interest rate, the principal balance will accrue paid-in-kind interest at a rate of 2.25%, which amount will be capitalized and added to the outstanding principal balance of the Amended Term Loan and payable at the maturity date of the Amended Loan Agreement, as amended, The Amended Loan Agreement, as amended, contains financial covenants that require the Company to maintain certain levels of unrestricted cash and additional financial covenants related to market capitalization.

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

The Initial Term Loan is governed by a financing agreement, dated as of the New Closing Date (the Financing Agreement), which provides for (i) a single draw of the Initial Term Loan on the New Closing Date and (ii) an uncommitted additional facility in an aggregate principal amount of up to $100 million. The Initial Term Loan will mature on August 2, 2029 (the Term Loan Maturity Date). The Initial Term Loan accrues interest at a per annum rate of interest equal to an applicable margin plus, at the Company’s option, either (a) at a base rate determined by reference to the highest of (1) the prime rate published by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) Term SOFR, plus 1.00% or (b) Term SOFR, which, shall be no less than 1.00%. The applicable margin for borrowings of the Initial Term Loan is determined on a quarterly basis by reference to a pricing grid based on the achievement of US Net Sales (as defined in the Financing Agreement) for the most recently completed four consecutive fiscal quarters of the Company and its Subsidiaries (as defined in the Financing Agreement). The pricing grid commences at 5.50% for SOFR borrowings and 4.50% for base rate borrowings and is subject to a 25-basis point step-down upon achievement of a specified US Net Sales threshold. The Initial Term Loan requires scheduled quarterly amortization payments, commencing with the fiscal quarter ending June 30, 2028, in an amount equal to $12.5 million, with the balance due and payable on the Term Loan Maturity Date; provided that such amortization payments may be deferred to the Term Loan Maturity Date upon the achievement of a Total Net Leverage Ratio (as defined in the Financing Agreement) that is less than or equal to an agreed threshold.

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

The Company incurred total financing and upfront costs of $6.0 million related to the Initial Term Loan which are recorded as debt issuance costs and debt discount costs and as an offset to loan payable on the Company’s consolidated balance sheet. The debt issuance and debt discount costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and will be included in interest expense in the Company’s consolidated statements of operations. Amortization of debt issuance and debt discount costs was $5.6 million (including write off of remaining debt issuance balance under the First Amendment with Hercules), $2.4 million and $1.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, the remaining unamortized balance of debt issuance and debt discount costs was $5.6 million.

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

Total rental expense was approximately $2.3 million, $2.2 million and $2.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Future minimum lease commitments as of December 31, 2024 total, in the aggregate, approximately $12.6 million through December 31, 2032. Our future minimum lease commitments include our office leases in New York and North Carolina as of December 31, 2024.

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

These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is expected to be settled with a credit against the Company's customer account) or a liability (if the amount is expected to be settled with a cash payment). The Company's estimates of reserves established for variable consideration are calculated based upon a consistent application of the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. These estimates reflect the Company's current contractual requirements, customer channel mix, changes to product price, government pricing calculations, and industry data. The amount of variable consideration that is included in the transaction price may be subject to constraint and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration received may ultimately differ from the Company's estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. For a complete discussion of the accounting for product revenue, see Note 1 – Organization and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

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

Stock Compensation. Stock-based compensation costs related to equity awards granted to employees and non-employees are measured at the date of grant based on the fair value of the award. We estimate the grant date fair value of options, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. Equity awards with market conditions are valued using advanced option-pricing models, such as a Monte Carlo simulation. The effect of a market condition is reflected in the award’s fair value on the grant date. For time-based or performance-based restricted stock, the fair value is based on the market value of our common stock on the date of grant.

Stock-based compensation expense for time-based restricted stock and options is recognized on a straight-line basis over the requisite service period. Stock-based compensation expense for awards that vest upon the achievement of milestones is recognized over the requisite service period when the achievement of such milestones becomes probable. Stock-based compensation expense for an award that has a market condition is recognized over the requisite service period, which is derived from the valuation model, even if the market condition is never satisfied. We recognize all stock-based payments to employees and non-employee directors (as compensation for service) as noncash compensation expense in the consolidated financial statements. Forfeitures are recognized as they occur.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses categorized as significant or regularly provided to the Chief Operating Decision Maker (CODM). The amendments in ASU No. 2023-07 apply to public entities, including those with a single reportable segment, and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has evaluated the impact ASU No. 2023-07 on its consolidated financial statements. The Company has adopted this standard as of December 31, 2024 and noted there was no material impact on the Company's consolidated financial statements. The adoption did result in enhanced disclosures as included in Note 1 - Organization and Summary of Significant Accounting Policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We currently invest in government and investment-grade corporate debt in accordance with our investment policy, which we may change from time to time. The securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment will probably decline. As of December 31, 2024, our portfolio of financial instruments consists of cash equivalents and short-term interest-bearing securities, including government debt and money market funds. The average duration of all of our held-to-maturity investments held as of December 31, 2024, was less than 24 months. Due to the relatively short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto, included in Part IV, Item 14(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2024, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act)). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2024 was audited by KPMG LLP, our independent registered public accounting firm, as stated in their report included herein on page F-3.

Remediation of Material Weakness. During the fiscal quarter ended June 30, 2024, management identified a material weakness in our internal control over financial reporting related to a process-level control over share-based payment awards that was not designed effectively. This ineffectively designed control was attributable to insufficient risk assessment with regards to non-routine share-based payment awards. Our remediation efforts involved designing and implementing additional preventative controls around non-routine share-based payment awards to ensure the appropriate recognition and measurement of such awards, as well as enhanced risk assessment procedures to ensure that all non-routine share-based payment awards are appropriately identified and evaluated. Management, including our Chief Executive Officer and Chief Financial Officer, has performed testing to verify the effective design and successful operating effectiveness of the new or enhanced controls and determined that control activities have operated effectively for a sufficient period of time and based upon their evaluations, concluded that the previously disclosed material weakness has been remediated as of December 31, 2024.

Changes in Internal Control Over Financial Reporting. Except with respect to the remediated material weakness described above, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

 During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders.

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES.

(a)           The following documents are filed as part of this Annual Report on Form 10-K:

1.      Consolidated Financial Statements

The following consolidated financial statements of TG Therapeutics, Inc. are filed as part of this report.

 2.      Consolidated Financial Statement Schedules

All schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

3.      Exhibits

See Exhibit Index below.

(b)          The following exhibits are filed as part of this Annual Report on Form 10-K.

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

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of TG Therapeutics, Inc. dated June 14, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 17, 2024).

3.5	Amended and Restated Bylaws of TG Therapeutics, Inc. dated July 18, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2014).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2011).

4.2	Description of Securities of TG Therapeutics, Inc. (incorporated by reference to Exhibit 4.5 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

10.2

Restricted Stock Subscription Agreement, effective December 29, 2011, by and between TG Therapeutics, Inc. and Michael Weiss (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). †

10.3

Amendment to Restricted Stock Agreement, dated July 12, 2013, by and between TG Therapeutics, Inc. and Michael S. Weiss (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2013). †

10.4

Amendment to Restricted Stock Agreements, dated December 31, 2014, by and between TG Therapeutics, Inc. and Michael S. Weiss (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2015). †

10.5

Employment Agreement, effective December 29, 2011, between TG Therapeutics, Inc. and Sean A. Power (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). †

10.6

Restricted Stock Subscription Agreement, effective December 29, 2011 between TG Therapeutics, Inc. and Sean A. Power (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). †

10.7

Amendment to Restricted Stock Agreement, dated July 12, 2013, by and between TG Therapeutics, Inc. and Sean A. Power (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 16, 2013). †

10.8

Amendment to Restricted Stock Agreements, dated December 31, 2014, by and between TG Therapeutics, Inc. and Sean A. Power (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2015). †

10.9

License Agreement dated January 30, 2012, by and among TG Therapeutics, Inc., GTC Biotherapeutics, Inc., LFB Biotechnologies S.A.S. and LFB/GTC LLC (incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011). *

10.10

Sublicense Agreement, dated November 13, 2012, by and between TG Therapeutics, Inc. and Ildong Pharmaceutical Co. Ltd. (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2012). *

10.11

License Agreement by and between TG Therapeutics, Inc. and Ligand Pharmaceuticals Incorporated, dated June 23, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014).*

10.12

License Agreement by and between TG Therapeutics, Inc. and Rhizen Pharmaceuticals SA, dated September 22, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 20, 2015). *

10.14

Sublicense Agreement by and between TG Therapeutics, Inc. and Checkpoint Therapeutics, Inc., dated May 27, 2016, (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016). *

10.15

Amendment to Employment Agreement, effective January 1, 2017, by and between TG Therapeutics, Inc. and Michael S. Weiss (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K/A for the year ended December 31, 2016). †

10.16

License Agreement by and between TG Therapeutics, Inc. and Jiangsu Hengrui Medicine Co., dated January 8, 2018 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 2017). *

10.17

Joint Venture and License Option Agreement by and between TG Therapeutics, Inc. and Novimmune S.A., dated June 18, 2018 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-Q for the quarter ended June 30, 2018). *

10.18

Master Services Agreement by and between Samsung Biologics Co., Ltd. And TG Therapeutics, Inc., effective February 21, 2018 (incorporated by reference to the Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2019). *

10.20

Warrant Agreement, dated February 28, 2019, by and between TG Therapeutics, Inc. and Hercules Capital, Inc. (incorporated by reference to the Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 5, 2019).

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

10.28	TG Therapeutics, Inc. 2022 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2022). †

10.29	Amendment to the TG Therapeutics, Inc. 2022 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2024). †

10.30	Amended and Restated Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Capital Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2023). *

10.31	Amended and Restated Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Funding IV, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2023). *

10.32	Amended and Restated Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Private Credit Fund 1 L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2023). *

10.33	Amended and Restated Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Private Global Venture Growth Fund I L.P. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2023). *

10.34	Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Capital Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended March 31, 2023).*

10.35	Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Private Credit Fund 1 L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended March 31, 2023). *

10.36	Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Private Global Venture Growth Fund I L.P. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended March 31, 2023). *

10.37	Commercialization Agreement by and between TG Therapeutics, Inc. and Neuraxpharm Pharmaceuticals, S.L., dated as of July 28, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2023). *

10.38	License Agreement, dated January 7, 2024, by and between TG Therapeutics, Inc., TG Cell Therapy, Inc., and Precision BioSciences, Inc. (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-K for the year ended December 31, 2023).*

10.39	Financing Agreement, dated August 2, 2024, by and among TG Therapeutics, Inc., certain subsidiaries of TG Therapeutics, Inc., various lenders from time to time party thereto, and Blue Owl Capital Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2024).*

10.40	Master Services Agreement, effective October 8, 2024, by and among TG Therapeutics, Inc., Fujifilm Diosynth Biotechnologies North Carolina, Inc. and Fujifilm Diosynth Biotechnologies Denmark Aps (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2024).*

19.1	TG Therapeutics, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Form 10-K for the year ended December 31, 2023).

21.1	Subsidiaries of TG Therapeutics, Inc. #

23.1	Consent of Independent Registered Public Accounting Firm (KPMG, LLP). #

24.1	Power of Attorney (included in signature page).

31.1	Certification of Principal Executive Officer. #

31.2	Certification of Principal Financial Officer. #

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

97.1	TG Therapeutics, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K for the year ended December 31, 2023).

101

The following financial information from TG Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within inline XBRL included as Exhibit 101).

#	Filed Herewith.
†	Indicates management contract or compensatory plan or arrangement.
*	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

TG Therapeutics, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
TG Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TG Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimate of certain product revenue reserves

As discussed in Note 1 to the consolidated financial statements, the Company records product revenue reserves, which are classified as a reduction in product revenues, to account for the components of variable consideration. Variable consideration includes chargebacks, government rebates, trade discounts and allowances, commercial payer rebates, product returns, and co-payment assistance. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable or a liability. The Company's estimates of reserves established for variable consideration are calculated based on the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. These estimates reflect the Company's current contractual requirements, customer channel mix, changes to product price, government pricing calculations, and industry data.

We identified the estimate of product revenue reserves related to co-payment assistance rebates and government rebates for Medicaid as a critical audit matter. The evaluation of these reserves involved especially challenging auditor judgment due to measurement uncertainty and limited historical data. The reserves are calculated by estimating which of the Company’s product revenue transactions will ultimately be subject to a related rebate and the amount of such rebate. There was limited historical data available for the Company to use in its determination of these key assumptions as the Company’s only product, BRIUMVI, was launched commercially in January 2023.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s product revenue reserves process, including controls over determination of the key assumptions noted above. We evaluated the reserves related to co-payment assistance rebates and Medicaid rebates by developing an independent expectation based on external and internal information and comparing the result to the Company’s estimated reserves. For a sample of claims related to co-payment assistance rebates and Medicaid rebates, we inspected underlying documentation and related disbursements made by the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

New York, New York
March 3, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

TG Therapeutics, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited TG Therapeutics, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated March 3, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York
March 3, 2025

TG Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets as of December 31

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$179,894	$92,933
Short-term investment securities	131,106	124,575
Accounts receivable, net	129,185	51,093
Inventories	110,458	39,823
Other current assets	15,716	9,519
Total current assets	566,359	317,943
Restricted cash	1,298	1,285
Long-term investment securities	808	—
Right of use assets	7,151	8,050
Other Noncurrent Assets(1)	2,074	2,309
Total assets	$577,690	$329,587

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$58,296	$38,471
Other current liabilities(1)	4,627	1,479
Lease liability – current portion	1,157	1,446
Deferred revenue - current portion(1)	11,414	152
Accrued compensation	15,185	12,172
Total current liabilities	90,679	53,720
Deferred revenue, non-current portion	12,085	6,016
Loan payable	244,429	100,118
Lease liability – non-current	8,133	9,231
Total liabilities	355,326	169,085
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share (190,000,000 and 175,000,000 shares authorized, 156,204,159 and 151,465,598 shares issued, 155,836,256 and 151,424,289 shares outstanding at December 31, 2024 and December 31, 2023, respectively	156	151
Additional paid-in capital	1,760,396	1,713,162
Treasury stock, at cost, 367,903 and 41,309 shares at December 31, 2024 and December 31, 2023	(8,994)	(234)
Accumulated deficit	(1,529,194)	(1,552,577)
Total stockholders’ equity	222,364	160,502
Total liabilities and stockholders’ equity	$577,690	$329,587

The accompanying notes are an integral part of the consolidated financial statements.

(1) Amounts as of December 31, 2023 have been reclassified to conform to current period presentation.

TG Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations for the Years Ended December 31

(in thousands, except share and per share amounts)

	2024	2023	2022
Revenue:
Product revenue, net	313,728	92,005	2,633
License, milestone, royalty and other revenue	$15,276	$141,657	$152
Total revenue	329,004	233,662	2,785

Costs and expenses:
Cost of revenue	38,486	14,131	265
Research and development:
Noncash compensation	11,160	13,010	13,224
Other research and development	83,131	63,182	112,128
Total research and development	94,291	76,192	125,352

Selling, general and administrative:
Noncash compensation	31,381	24,923	31,438
Other selling, general and administrative	122,917	97,783	64,046
Total selling, general and administrative	154,298	122,706	95,484

Total costs and expenses	287,075	213,029	221,101

Operating income (loss)	41,929	20,633	(218,316)

Other expense (income):
Interest expense	24,028	12,615	10,191
Other income	(7,693)	(5,044)	(4,695)
Total other expense (income), net	16,335	7,571	5,496

Net income (loss) before taxes	$25,594	$13,062	$(223,812)
Income taxes	2,211	390	—
Net income (loss)	$23,383	$12,672	$(223,812)

Net income (loss) per common share:
Basic	$0.16	$0.09	$(1.65)
Diluted	$0.15	$0.09	$(1.65)

Weighted-average shares outstanding:
Basic	145,317,418	141,955,112	135,411,258
Diluted	160,336,051	148,508,465	135,411,258

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31

(in thousands, except share amounts)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2022	143,292,043	143	1,578,681	41,309	(234)	(1,341,437)	237,153
Issuance of common stock in connection with exercise of options	142,409	*	584	—	—	—	584
Issuance of restricted stock	5,179,201	5	(5)	—	—	—	—
Forfeiture of restricted stock	(2,186,956)	-2	2	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	44,662	—	—	—	44,662
Net income (loss)	—	—	—	—	—	(223,812)	(223,812)
Balance at December 31, 2022	146,426,697	146	1,623,924	41,309	(234)	(1,565,249)	58,587
Issuance of common stock in connection with exercise of options	246,156	*	1,534	—	—	—	1,534
Issuance of restricted stock	3,620,237	4	(4)	—	—	—	—
Warrants issued with debt financing			595				595
Forfeiture of restricted stock	(213,192)	*	*	—	—	—	—
Issuance of common stock in At-the-Market offerings (net of offering costs of $0.8 million)	1,385,700	1	46,295	—	—	—	46,296
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	40,818	—	—	—	40,818
Net income (loss)	—	—	—	—	—	12,672	12,672
Balance at December 31, 2023	151,465,598	151	1,713,162	41,309	(234)	(1,552,577)	160,502
Issuance of common stock in connection with exercise of options	151,813	*	914	—	—	—	914
Issuance of restricted stock	4,751,729	5	(5)	—	—	—	—
Issuance of common stock in connection with cashless exercise of warrants	129,792	*	*	—	—	—	—
Forfeiture of restricted stock	(294,773)	*	*	—	—	—	—
Repurchase of common stock	—	—	—	326,594	(8,760)	—	(8,760)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	46,325	—	—	—	46,325
Net income (loss)	—	—	—	—	—	23,383	23,383
Balance at December 31, 2024	156,204,159	$156	$1,760,396	367,903	$(8,994)	$(1,529,194)	222,364

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the Years Ended December 31

(in thousands)

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$23,383	$12,672	$(223,812)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on extinguishment of debt	4,607	—	—
Noncash stock compensation expense	42,541	37,933	44,662
Depreciation and amortization	68	211	303
Amortization of discount on investment securities	(6,984)	(2,236)	(331)
Amortization of debt issuance costs	1,995	2,378	1,844
Amortization of leasehold interest	212	212	212
Noncash change in lease liability and right of use asset	1,900	1,963	2,715
Change in fair value of equity investments	754	—	—
Change in fair value of notes payable	304	113	(116)
Changes in assets and liabilities:
Increase in inventory	(66,851)	(36,938)	—
(Increase) decrease in other current assets	(6,316)	(2,831)	8,181
(Increase) decrease in accounts receivable	(78,092)	(51,093)	1,389
Increase (decrease) in accounts payable and accrued expenses	22,838	192	(11,010)
Decrease in lease liabilities	(2,388)	(2,375)	(2,332)
Increase in other current liabilities	4,029	2,675	2,277
Increase (decrease) in deferred revenue	17,483	5,711	(152)
Net cash used in operating activities	(40,517)	(31,413)	(176,170)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term securities	310,900	96,229	87,275
Investment in held-to-maturity securities	(310,516)	(146,880)	(107,274)
Investment in long-term securities	(1,375)	—	—
Purchases of PPE	(45)	—	(14)
Net cash used in investing activities	(1,036)	(50,651)	(20,013)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan payable	(107,553)	—	(975)
Proceeds from sale of common stock, net		46,296	—
Proceeds from exercise of options	914	1,534	584
Proceeds from debt financings	244,815	25,000	—
Financing costs paid	(889)	(125)	—
Purchase of treasury stock	(8,760)	—	—
Net cash provided by (used in) financing activities	128,527	72,705	(391)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	86,974	(9,359)	(196,574)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	94,218	103,577	300,151

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$181,192	$94,218	$103,577

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$179,894	$92,933	$102,304
Restricted cash	1,298	1,285	1,273
Total cash, cash equivalents and restricted cash	$181,192	$94,218	$103,577

Cash paid for:
Interest	$18,470	$8,771	$5,445
Income taxes	$500	$—	$—

NONCASH TRANSACTIONS
Deferred Financing Costs	$—	$1,238	$—
Warrants issued with debt financing	$—	$595	$—

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have incurred operating losses since our inception; however, during the years ended December 31, 2024, and December 31, 2023 the Company generated net income. During the years ended December 31, 2023, the Company experienced a net profit due to a $140.0 million non-refundable upfront payment recognized as license revenue in the third quarter of 2023 as part of our Commercialization Agreement with Neuraxpharm (see Note 2 for more information). While we have recently generated net income, we have incurred significant operating losses since our inception, and we may incur losses in the future. As of December 31, 2024, we have an accumulated deficit of $1.5 billion.

Our major sources of cash have been proceeds from private placements and public offerings of equity securities, from our loan and security agreements, the upfront payment from the Commercialization Agreement (see Note 2 for more information), and from product revenue from drug sales of BRIUMVI. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. For the year ended  December 31, 2024, we generated $313.7 million in product revenue from drug sales of BRIUMVI. BRIUMVI first became commercially available in the United States in January of 2023. We also began shipping BRIUMVI to our ex-U.S. licensing partner, Neuraxpharm, in November 2023. Even with the commercialization of BRIUMVI and the possible future commercialization of our other drug candidates, we may not realize continued profitability. Our ability to achieve continued profitability depends on our ability to generate revenue and many other factors, including our ability to successfully commercialize our drug candidates alone or in partnership; successfully complete any post-approval regulatory obligations; and our ability to maintain or obtain regulatory approval for our drug candidates. We may incur operating losses even now that we are generating revenues from BRIUMVI.

As of December 31, 2024, we had $311.0 million in cash and cash equivalents, and short-term investment securities. We anticipate that our cash, cash equivalents, and investment securities as of December 31, 2024, combined with projected revenues associated with the sale of BRIUMVI in the U.S. and ex-U.S.,  will provide sufficient liquidity for more than a twelve-month period from the date of filing this Annual Report on Form 10-K. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, our commercialization efforts for BRIUMVI and the timing, design and conduct of clinical trials for our drug candidates as well as the costs associated with licensing or otherwise acquiring new product candidates. We may be dependent upon significant future financing to provide the cash necessary to execute our ongoing and future operations, including the commercialization of any of our drug candidates.

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

RESTRICTED CASH

We record cash pledged or held in trust as restricted cash. As of December 31, 2024 and 2023, we have approximately $1.3 million of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 7).

INVESTMENT SECURITIES

Investment securities at December 31, 2024 and 2023 consist of short-term government securities. We classify these securities as held-to-maturity. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

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

These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is expected to be settled with a credit against the Company's customer account) or a liability (if the amount is expected to be settled with a cash payment). The Company's estimates of reserves established for variable consideration are calculated based upon a consistent application of the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. These estimates reflect the Company's current contractual requirements,  customer channel mix, changes to product price, government pricing calculations and industry data. The amount of variable consideration that is included in the transaction price may be subject to constraint and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration received may ultimately differ from the Company's estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment.

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

As of December 31, 2024, the Company has $0.1 million in returns related to sales of BRIUMVI.

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

ACCOUNTS RECEIVABLE

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns and chargebacks. Our contracts with customers have standard payment terms. We analyze accounts that are past due for collectability, and regularly evaluate the creditworthiness of our customers so that we can properly assess and respond to changes in their credit profiles. As of December 31, 2024, we determined an allowance for expected credit losses related to outstanding accounts receivable was currently not required based upon our review of contractual payment terms and individual customer circumstances.

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

INVENTORY

Inventories are stated at the lower of cost or estimated net realizable value with cost based on the first-in-first-out method (FIFO). We classify inventory costs as long-term, in other assets in our consolidated balance sheets, when we expect to utilize the inventory beyond our normal operating cycle.  Prior to regulatory approval, we expense costs relating to the production of inventory as research and development expense in the period incurred. Following regulatory approval, costs to manufacture those approved products will be capitalized. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in clinical trials.

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

We, and our subsidiaries, file income tax returns in the U.S. federal jurisdiction and in various states. We have tax net operating loss carryforwards that are subject to examination for a number of years beyond the year in which they were generated for tax purposes. Since a portion of these net operating loss carryforwards may be utilized in the future, many of these net operating loss carryforwards will remain subject to examination. We recognize interest and penalties related to uncertain income tax positions in income tax expense. Refer to Note 9 for further information.

STOCK-BASED COMPENSATION

Stock-based compensation costs related to equity awards granted to employees and non-employees are measured at the date of grant based on the fair value of the award. We estimate the grant date fair value of options, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. Equity awards with market conditions are valued using advanced option-pricing models, such as a Monte Carlo simulation. The effect of a market condition is reflected in the award’s fair value on the grant date. For time-based or performance-based restricted stock, the fair value is based on the market value of our common stock on the date of grant.

Stock-based compensation expense for time-based restricted stock and options is recognized on a straight-line basis over the requisite service period. Stock-based compensation expense for awards that vest upon the achievement of milestones is recognized over the requisite service period when the achievement of such milestones becomes probable. Stock-based compensation expense for an award that has a market condition is recognized over the requisite service period, which is derived from the valuation model, even if the market condition is never satisfied. We recognize all stock-based payments to employees and non-employee directors (as compensation for service) as noncash compensation expense in the consolidated financial statements. Forfeitures are recognized as they occur.

SHARES REPURCHASE

The Company repurchases shares through open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act). We account for shares repurchased under the treasury accounting method (ASC 505-30). We recognize the amount paid to repurchase the shares as a reduction of stockholders’ equity and include treasury stock on a separate line item in the equity section of our consolidated balance sheet. Treasury stock is excluded from shares outstanding.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share of our common stock is calculated by dividing net income (loss) applicable to the common stock by the weighted-average number of our common stock outstanding for the period. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, and restricted stock, which would result in the issuance of incremental shares of common stock. The impact of these items is anti-dilutive during periods of net loss, therefore, basic and diluted net loss per share were the same for the year ended December 31, 2022 in the consolidated statement of operations as a result of the Company’s net loss during the year ended December 31, 2022. During the years ended December 31, 2024 and December 31, 2023, the Company had net income and as such presents the dilutive effect of potential common shares in the computation of basic and diluted earnings per share in the table below.

The following table summarizes our potentially dilutive securities at December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
Unvested restricted stock	10,343,555	8,139,037	7,232,254
Options	4,470,216	4,697,029	5,135,685
Warrants	165,214	312,272	262,100
Shares issuable upon note conversion	21,973	20,902	20,619
Total	15,000,958	13,169,240	12,650,658

The computation of basic and diluted earnings per share (EPS) is as follows:

	Year ended
	December 31,
(in thousands, except share and per share data)	2024	2023	2022
Net income (loss)	23,383	12,672	(223,812)
Weighted-average common shares outstanding	145,317,418	141,955,112	135,411,258
Dilutive effect of potential common shares	15,018,633	6,553,353	-
Weighted-average common shares outstanding assuming dilution	160,336,051	148,508,465	135,411,258

Net income (loss) per share - basic	0.16	0.09	(1.65)
Net income (loss) per share - diluted	0.15	0.09	(1.65)

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

LEASES

All leases with a lease term greater than 12 months, regardless of lease type classification, are recorded as an obligation on the balance sheet with a corresponding right-of-use asset. Operating leases are reflected as lease liabilities on the commencement date of the lease based on the present value of the lease payments to be made over the lease term. Current operating lease liabilities are reflected in lease liabilities – current portion and noncurrent operating lease liabilities are reflected in lease liabilities – non-current on the consolidated balance sheet. Right-of-use assets are valued at the initial measurement of the lease liability, plus any initial direct costs or rent prepayments, minus lease incentives and any deferred lease payments. Operating lease assets are recorded to right of use assets on the consolidated balance sheet and lease cost is recognized on a straight-line basis. Leases with an initial term of 12 months or less are not recorded on the balance sheet and we recognize lease expense for these leases on a straight-line basis over the term of the lease. In determining whether a contract contains a lease, asset and service agreements are assessed at onset and upon modification for criteria of specifically identified assets, control and economic benefit.

SEGMENT REPORTING

Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) to allocate resources and assess performance.

The Company operates in one reportable segment, B-cell mediated disease therapy, which includes all activities related to the development and commercialization of novel treatments, including BRIUMVI, to address unmet medical needs and improve the lives of patients. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (CODM), which is its chief executive officer, who reviews and evaluates consolidated net income (loss) for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets is reported on the balance sheet as total assets.

IMMATERIAL CORRECTIONS OF PRIOR PERIOD FINANCIAL STATEMENTS

During July of 2024, the Company identified an error related to the expense recognition of a single restricted stock award granted in 2021. The impact of the error was an understatement of non-cash compensation expense (SG&A) in the years ended December 31, 2021 and 2022 and a corresponding understatement of additional paid in capital (APIC). The Company concluded the error did not result in a material misstatement of the Company’s previously issued consolidated financial statements. Accordingly, the Company corrected the relevant consolidated financial statements and related footnotes for the year ended December 31, 2022 within these consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

     NOTE 2 - REVENUE

As discussed in Note 1, revenues are recognized under guidance within ASC 606. The following table presents our disaggregated revenue for the periods presented (in thousands):

(in thousands)	Year ended December 31,
	2024	2023	2022
Total product revenue, net	$313,728	92,005	2,633
License Revenue	152	140,153	152
Milestone Revenue	12,500	-	-
Royalty Revenue	801	-	-
Other Revenue	1,823	1,504	-
Total Revenue	$329,004	$233,662	$2,785

Product revenue, net

The following table presents our disaggregated revenue by product and geography for the periods presented:

(in thousands)		Year ended December 31,
		2024	2023	2022
BRIUMVI
	U.S.	$310,023	$88,786	$-
	International	3,705	3,219	-
	Worldwide	$313,728	$92,005	$-
UKONIQ
	U.S.	$-	$-	$2,633
	International	-	-	-
	Worldwide	$-	$-	$2,633
Total product revenue, net
	U.S.	$310,023	$88,786	$2,633
	International	3,705	3,219	-
	Worldwide	$313,728	$92,005	$2,633

We began shipping BRIUMVI to our U.S. customers in January 2023. We also began shipping BRIUMVI to our ex-U.S. licensing partner, Neuraxpharm, in November 2023. UKONIQ was voluntarily withdrawn from the U.S. market effective May 31, 2022.

As of December 31, 2024 and 2023, approximately $32.0 million and $9.2 million, respectively, of gross-to-net accruals entirely related to U.S. sales of BRIUMVI have been recorded as a reduction of accounts receivable, net and within accounts payable and accrued expenses on the consolidated balance sheets.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

License Agreements

Neuraxpharm Commercialization Agreement

On July 28, 2023, the Company entered into the Commercialization Agreement with Neuraxpharm. The Company granted Neuraxpharm the exclusive right to commercialize BRIUMVI in certain territories outside the United States, Canada, and Mexico, the commercialization rights for which had been previously retained by the Company, and excluding certain Asian countries subject to previously existing partnerships (the Territory). In addition, the Company will perform certain development and regulatory activities for Neuraxpharm to support its obligations under the Commercialization Agreement to secure and maintain the regulatory approvals required to sell BRIUMVI in the Territory. As part of the overall arrangement, the Company has agreed to supply BRIUMVI to Neuraxpharm throughout the term of the Commercialization Agreement.

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

The Development and Regulatory Activities also represent a distinct performance obligation and are satisfied over time because Neuraxpharm simultaneously receives and consumes the benefits provided by the Company’s performance of the services. Therefore, revenue is recognized as the activities are completed by the Company.  During 2024 the Company recognized Other Revenue of $1.8 million related to the Development and Regulatory Activities.

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

The performance obligation related to the Supply of Licensed Product is satisfied when control of the product passes to Neuraxpharm. The consideration received from Neuraxpharm for the supply of BRIUMVI is recognized by the Company as a component of product revenue, net. As of December 31, 2024, the Company has an unconditional right to receive $1.5 million in consideration from Neuraxpharm related to the performance obligation to supply BRIUMVI, which is recorded as accounts receivable, net. A portion of the performance obligation to supply BRIUMVI has not yet been satisfied, therefore, as of December 31, 2024, $23.5 million has been recorded as deferred revenue. During 2024 the Company recognized $3.7 million in BRIUMVI product sales, net related to performance obligations that were satisfied during the year ended December 31, 2024. The Company will reevaluate the consideration received, and performance obligations satisfied at the end of each reporting period. Such reevaluations may result in a change to the amount of product revenue, net, recognized and deferred revenue.

The remaining forms of consideration are variable because they are dependent on the achievement of sales-based or other milestones. The Company evaluated the constraint on variable consideration and concluded that the milestone payments are highly dependent on factors outside of the Company’s control. Therefore, at contract inception, the milestones are not included in the transaction price as it is not probable that a significant reversal of revenue would not occur. Sales-based milestones will be recognized as revenue in the period when the related sales threshold is met. All other milestones will be recognized as revenue immediately in the period the achievement of the underlying milestone is probable. In 2024, the Company received a $12.5 million milestone payment for the first key market commercial launch of BRIUMVI in the EU. Any consideration related to sales-based royalties will be recognized when the related sales occur. For the period ended December 31, 2024, the Company recognized royalty revenue of $0.8 million.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 3 – INVESTMENT SECURITIES

Our short-term investments as of December 31, 2024 and 2023 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our investment securities at December 31, 2024 and 2023:

	December 31, 2024
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2025 and December 2025) (held-to-maturity)	$131,106	$64	$—	$131,170
Total short-term investment securities	$131,106	$64	$—	$131,170

	December 31, 2023
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2023 and December 2023) (held-to-maturity)	$124,575	$30	$53	$124,552
Total short-term and long-term investment securities	$124,575	$30	$53	$124,552

Our long-term investments as of  December 31, 2024 include shares of common stock of Precision. The fair market value of the equity securities as of  December 31, 2024 was $0.4 million. For the year ended December 31, 2024, we recorded unrealized losses of $0.8 million based on the change in fair value of Precision’s common stock during the period. See Note 5 for further details.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 4 – INVENTORY

The following table presents our inventory as of  December 31, 2024 (in thousands):

	December 31, 2024	December 31, 2023
Raw Materials	$28,151	$6,582
Work in Process	68,369	31,242
Finished Goods	13,938	1,999
Total Inventory	$110,458	$39,823

Inventory is stated at the lower of cost or net realizable value and consists of raw materials, work-in-process and finished goods. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Inventory that is used for clinical development purposes is expensed to research and development expense when consumed.

At  December 31,2024, all our inventory was solely related to BRIUMVI, which was approved by the FDA on  December 28, 2022, at which time we began to capitalize costs to manufacture BRIUMVI. Prior to FDA approval of BRIUMVI, all costs related to the manufacturing of BRIUMVI and related material were charged to research and development expense in the period incurred.

The work in process materials consist primarily of bulk drug substance, which has a multi-year shelf life.  When the bulk drug substance is manufactured into BRIUMVI finished goods, those finished goods have a shelf life of three years from the date of manufacture.  Our expectation is to sell finished goods at least twelve months prior to expiration. Due to our long manufacturing lead time, it was necessary to buildup inventory in support of BRIUMVI forecasted sales, to ensure appropriate safety stock levels, and meet our commitment to supply BRIUMVI to Neuraxpharm related to the Commercialization Agreement. As a result of BRIUMVI being in the early stages of commercial launch, we continue to evaluate the length of our normal operating cycle.

On a quarterly basis, the Company analyzes our inventory levels for excess quantities and obsolescence (expiration), taking into account factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf-life. At December 31, 2024, we determined that a reserve related to BRIUMVI inventory for excess quantities and obsolescence   is not required. In addition, since FDA approval of BRIUMVI, the Company has not recorded any inventory write downs.

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

Pursuant to the Precision License Agreement, the Company made an upfront payment to Precision of $7.5 million, consisting of (i) $5.25 million in cash and (ii) $2.25 million (the Upfront Precision Stock Payment), as an equity investment, for the purchase of 2,920,816 shares of Precision’s common stock at a price of $0.77 per share. The Company paid a premium for the shares which was recorded in research and development expense as part of the cost of the Precision License Agreement. Precision subsequently had a 30-to-1 reverse stock split in February 2024. The shares purchased with the Upfront Precision Stock Payment are classified as an equity investment and are recognized at fair market value as of December 31, 2024.

Within 12 months following the Precision Effective Date, the Company will make a one-time payment to Precision equal to $2.5 million (the Deferred Precision Stock Payment). Upon receipt of such payment, Precision shall issue to the Company the number of shares of Precision common stock (the Precision Shares) (rounded down to the nearest whole share) obtained by dividing the Deferred Precision Stock Payment by 200% of the weighted average share price of the Precision common stock (the Precision Share Price) for the thirty (30) trading days preceding the date on which Precision receives the payment. The Deferred Precision Stock Payment was recorded to research and development License Fees as part of the cost of the Precision License Agreement, and is classified as a forward contract liability recognized at fair market value in Other Current Liabilities as of  December 31, 2024, in accordance with ASC 321.

Upon the achievement of a clinical and regulatory milestone event (Milestone Event 1), the Company will make a one-time payment to Precision equal to $2.3 million (the Milestone 1 Precision Stock Payment). Upon receipt of such payment, Precision shall issue to the Company the Precision Shares (rounded down to the nearest whole share) obtained by dividing the Milestone 1 Precision Stock Payment by 200% of the weighted average share price of the Precision common stock (the Precision Share Price) for the thirty (30) trading days preceding the achievement of Milestone Event 1. The Milestone 1 Precision Stock Payment was recorded to research and development License Fees as part of the cost of the Precision License Agreement, and is classified as a forward contract liability recognized at fair market value in Other Current Liabilities as of  December 31, 2024, in accordance with ASC 321.

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts receivable, accounts payable and loan payable. As of December 31, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, accounts receivable, and loan and interest payable approximate their carrying value. The carrying value of loan payable on the Company’s balance sheet is estimated to approximate its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics.

The following tables provide the fair value measurements of applicable financial assets and liabilities as of December 31, 2024 and 2023:

	Financial liabilities at fair value as of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total

Equity Investments	$371	$—	$—	$371
Total Assets	371	—	—	371

Forward Contract Liabilities	—	3,129	—	3,129
5% Notes	$—	$—	$661	$661
Total	$—	$3,129	$661	$3,790

	Financial liabilities at fair value as of December 31, 2023
	Level 1	Level 2	Level 3	Total

5% Notes	$—	$—	$357	$357
Total	$—	$—	$357	$357

Our equity investments classified as Level 1 were valued using their respective closing stock price on the Nasdaq Stock Market. We did not experience any transfers of financial instruments between the fair value hierarchy levels during the year ended December 31, 2024. Our forward contract liabilities classified as Level 2 were valued using Precision's closing stock price on the Nasdaq Stock Market. Our Level 3 instrument amounts represent the fair value of the 5% Notes and related accrued interest.

The change in the fair value of the Level 1 assets and Level 2 and Level 3 liabilities is reported in other (income) expense in the accompanying consolidated statements of operations.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 6 – STOCKHOLDERS’ EQUITY

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the 2012 Incentive Plan) was approved by stockholders in June 2020. As of December 31, 2024, 3,803,752 shares of restricted stock and 2,202,716 options were outstanding, and no additional shares were available to be issued under the 2012 Incentive Plan.

The TG Therapeutics, Inc. 2022 Incentive Plan (the 2022 Incentive Plan) was approved by stockholders in June 2022 with 17,000,000  shares available to be issued. As of December 31, 2024, 8,039,834 shares of restricted stock and 2,267,500 options were outstanding, and up to an additional 4,238,185 shares were available to be issued under the 2022 Incentive Plan.

During July of 2024, the Company identified an error related to the expense recognition of a single restricted stock award granted in 2021. The impact of the error was an understatement of non-cash compensation expense (SG&A) in the years ended December 31, 2022, and 2021 and a corresponding understatement of additional paid in capital (APIC). The Company has concluded the error did not result in a material misstatement of the Company’s previously issued consolidated financial statements. The cumulative impact of the error has been corrected as an immaterial correction of the December 31, 2023 consolidated balance sheet by increasing accumulated deficit and APIC by approximately $38.2 million. In addition, the consolidated statement of operations for the year ended December 31, 2022 has been revised to reflect the immaterial correction by increasing noncash compensation (selling, general and administrative) by $25.5 million and basic and diluted net loss per common share increased from ($1.46) to ($1.65).

Total stock-based compensation expense included in the consolidated statements of operations was $42.5 million, $37.9 million and $44.6 million during the years ended December 31, 2024, 2023 and 2022, respectively. The $42.5 million and $37.9 million are net of $3.8 million and $2.9 million of stock-based compensation expense that was capitalized into inventory during the year ended December 31, 2024 and 2023, respectively.

   Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The vesting terms associated with restricted stock may include service, performance, or market conditions. The following table summarizes restricted share activity for the years ended December 31, 2024, 2023 and 2022:

		Weighted-average
		grant date fair
	Number of shares	value
Outstanding at January 1, 2022	12,032,040	18.67
Granted	5,179,201	12.75
Vested	(6,291,999)	11.28
Forfeited	(2,186,956)	22.44
Outstanding at December 31, 2022	8,732,286	16.12
Granted	3,620,237	13.77
Vested	(2,500,263)	11.98
Forfeited	(213,192)	12.14
Outstanding at December 31, 2023	9,639,068	17.05
Granted	4,751,729	18.27
Vested	(2,252,438)	14.78
Forfeited	(294,773)	13.49
Outstanding at December 31, 2024	11,843,586	$18.22

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Total compensation expense associated with restricted stock grants was $40.1 million, $34.1 million and $41.3 million during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was approximately $36.0 million of total unrecognized compensation expense related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of 2.8 years. This amount does not include, as of December 31, 2024, 1,160,000 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones, and 3,067,678 shares of restricted stock that vest based on market conditions. Milestone-based noncash compensation expense will be measured and recorded if and when a milestone becomes probable.  Equity awards with market conditions are valued using advanced option-pricing models, such as a Monte Carlo simulation. The effect of a market condition is reflected in the award’s fair value on the grant date. Stock-based compensation expense for an award that has a market condition is recognized over the requisite service period derived from the award valuation on the grant date, even if the market condition is never satisfied. As of December 31, 2024, there was approximately $22.0 million of total unrecognized compensation expense related to unvested milestone-based restricted stock. As of December 31, 2024, there was approximately $29.1 million of total unrecognized compensation expense related to restricted stock with market conditions, which is expected to be recognized over a weighted-average period of 3.5 years.

Stock Options

The estimated fair value of the options granted in the years ended December 31, 2024, 2023 and 2022 was determined utilizing the Black-Scholes option-pricing model at the date of grant. The following table summarizes stock option activity for the years ended December 31, 2024, 2023 and 2022:

			Weighted-
			average
		Weighted-	contractual
	Number of	average	term	Aggregate
	shares	exercise price	(in years)	intrinsic value

Outstanding at January 1, 2022	2,467,537	7.06	6.99	$29,503,551
Granted	2,975,000	$7
Exercised	(142,409)	4.10
Forfeited	(164,443)	7.84
Expired	—	—
Outstanding at December 31, 2022	5,135,685	$7.10	5.09	$25,064,799
Granted	—	—
Exercised	(246,156)	6.08
Forfeited	(192,500)	11.30
Expired	—	—
Outstanding at December 31, 2023	4,697,029	$6.98	4.10	$47,607,209
Granted	—	—
Exercised	(151,813)	6.02
Forfeited	(75,000)	13.25
Expired	—	—
Outstanding at December 31, 2024	4,470,216	6.90	3.08	$103,691,060

Exercisable at December 31, 2024	3,147,293	6.77	3.29	$73,417,302

Total expense associated with stock options was approximately $2.5 million, $3.9 million and $3.3 million during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there was approximately $1.6 million of total unrecognized compensation cost related to unvested time-based stock options, which is expected to be recognized over a weighted-average period of 1.58 years. As of December 31, 2024, the stock options outstanding include options granted to both employees and non-employees which are both time-based and milestone-based. Stock-based compensation for milestone-based options will be recorded if and when a milestone becomes probable. We did not recognize stock-based compensation expense during the year ended December 31, 2024 for these stock options.

The fair value of the Company’s option awards granted in each of the following years were estimated using the assumptions below:

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Volatility	N/A	N/A	88.37 - 89.67%
Expected term (in years)	N/A	N/A	3.13 - 4.0
Risk-free rate	N/A	N/A	2.99 - 3.35%
Expected dividend yield	N/A	N/A	—%

Warrants

The Company’s only outstanding warrants are warrants issued to Hercules as part of the prior loan agreements to purchase 115,042 and 50,172 shares of our common stock with exercise prices of $17.95 and $14.70, respectively. During the year ended December 31, 2024, Hercules exercised a portion of their outstanding warrants from a prior loan agreement to purchase 147,058 shares via cashless exercise. The First Amendment (as defined below) also contains warrant coverage of 2.95% of each advance amount funded. A warrant was issued by the Company to Hercules to purchase 50,172 shares of common stock with an exercise price of $14.70 (the First Amendment Warrant). The First Amendment Warrant shall be exercisable for seven years from the date of issuance. Hercules may exercise the First Amendment Warrant either by (a) cash or check or (b) through a net issuance conversion. There will not be any ongoing stock compensation expense associated with these warrants.

The Company estimated the fair value of the Warrant using the Black-Scholes model based on the following key assumptions:

	Amended Term Loan	The Amended Loan Agreement
Exercise price	$14.70	$17.95
Common share price on date of issuance	$15.04	$19.35
Volatility	0.88%	184.4%
Risk-free interest rate	3.6%	1.4%
Expected dividend yield	—%	—%
Contractual term (in years)	7.00	7.00

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

Stockholder Rights Plan

On July 18, 2014, we adopted a stockholder rights plan. The stockholder rights plan is embodied in the Stockholder Protection Rights Agreement dated as of July 18, 2014 (the Rights Agreement), between us and American Stock Transfer & Trust Company, LLC, as rights agent (the Rights Agent). The rights under the Rights Agreement expired at the close of business on July 18, 2024.

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

During the year ended December 31, 2023, we sold a total of 1,385,700 shares of common stock under the 2022 ATM for aggregate total gross proceeds of approximately $47.1 million at an average selling price of $34.01 per share, resulting in net proceeds of approximately $46.3 million after deducting commissions and other transactions costs. We had no activity on the 2022 ATM during the year ended December 31, 2024. The 2022 WKSI Shelf is currently our only active shelf-registration statement. We may offer any combination of the securities registered under the 2022 WKSI Shelf from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We may need to file additional shelf-registration statements in the future to provide us with the flexibility to raise additional capital to finance our operations as needed.

Share Repurchase Program and Treasury Stock

On August 2, 2024, the Company announced that its Board of Directors (the Board) had authorized and approved a share repurchase program for up to $100 million of the currently outstanding shares of the Company’s common stock.  Under the share repurchase program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or other methods in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act). For the year ended December 31, 2024, the Company repurchased 326,594 shares of common stock at a cost of $8.8 million. As of December 31, 2024, 367,903 shares of common stock are being held in Treasury, at a cost of approximately $9.0 million, representing the fair market value on the date the shares were surrendered to the Company, mainly as part of our share repurchase program.

NOTE 7– LOAN PAYABLE

On March 31, 2023 (the First Amendment Effective Date), the Company entered into a First Amendment to the Amended and Restated Loan and Security Agreement (the First Amendment) with Hercules Capital, Inc. (Hercules). The First Amendment amended the terms of the Amended and Restated Loan and Security Agreement (Amended Loan Agreement) with Hercules that closed on December 30, 2021. The First Amendment amended the terms of the Amended Loan Agreement to, among other things: (i) issue an advance of $25.0 million drawn at the First Amendment Effective Date (the Tranche 3A Advance), (ii) provide for the formal expiration of Tranche 2, (iii) change the draw amounts and dates available under subsequent tranches, including splitting the remaining balance of Tranche 3 into two additional advances in an aggregate principal amount of up to $20.0 million, in increments of $10.0 million (a Tranche 3B Advance and a Tranche 3C Advance), decreasing the amount available under Tranche 4 from $65.0 million to $60.0 million, and adding a Tranche 5 of $25.0 million, subject to the achievement of revenue related performance milestones, (iv) extend the interest only period from February 1, 2025 to August 1, 2025 and (v) modify the cash interest rate to be the greater of either (a) the “prime rate” as reported in The Wall Street Journal plus 1.20%, and (b) 8.95%. In addition to the cash interest rate, the principal balance will accrue paid-in-kind interest at a rate of 2.25%, which amount will be capitalized and added to the outstanding principal balance of the Amended Term Loan and payable at the maturity date of the Amended Loan Agreement, as amended. The Amended Loan agreement, as amended, contains financial covenants that require the Company to maintain certain levels of unrestricted cash and additional financial covenants related to market capitalization.

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The Initial Term Loan is secured by a lien on substantially all of the assets of the Company and certain subsidiaries of the Company as guarantors and contains customary covenants and representations. As of December 31, 2024, we were in compliance with all financial covenants.

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company incurred total financing and upfront costs of $6.0 million related to the Initial Term Loan which are recorded as debt issuance costs and debt discount costs and as an offset to loan payable on the Company’s consolidated balance sheet. The debt issuance and debt discount costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and will be included in interest expense in the Company’s consolidated statements of operations. Amortization of debt issuance and debt discount costs was $5.6 million (including write off of remaining debt issuance balance under the First Amendment with Hercules), $2.4 million and $1.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, the remaining unamortized balance of debt issuance and debt discount costs was $5.6 million.

The loan payable balance of the First Amendment as of December 31, 2024 and December 31, 2023, is as follows:

	December 31,	December 31,
(in thousands)	2024	2023
Loan payable	$—	$95,000
Add: Accreted Liability of final payment fee	—	10,230
	—	105,230
Less: unamortized debt issuance costs		(5,112)
	—	100,118
Less: principal payments	—	—
Total loan payable	—	100,118
Less: current portion	—	—
Loan payable non-current	$—	$100,118

The loan payable balance of the Initial Term Loan as of December 31, 2024, is as follows:

The Initial Term Loan
December 31,
(in thousands)	2024
Loan payable	$250,000
Add: Accreted Liability of final payment fee	—
250,000
Less: unamortized debt issuance costs	(5,571)
244,429
Less: principal payments	—
Total loan payable	244,429
Less: current portion	—
Loan payable non-current	$244,429

NOTE 8– LEASES

In October 2014, we entered into an agreement (the Office Agreement) with Fortress Biotech, Inc. (FBIO) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.8 million under the Office Agreement. We began to occupy this new space in April 2016, with rental payments beginning in the third quarter of 2016. At January 1, 2019, we recognized a lease liability and corresponding right-of-use (ROU) asset of $9.5 million and $8.1 million, respectively, based on the present value of the remaining lease payments for all of our leased office spaces, the majority of which is comprised of our New York City office space. The present values of our lease liability and corresponding ROU asset are $9.3 million and $7.2 million, respectively, as of December 31, 2024. Our leases have remaining lease terms of approximately one month to 7 years. One lease has a renewal option to extend the lease for an additional term of five years.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Also, in connection with this lease, in October 2014 we pledged $0.6 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying consolidated balance sheets. Additional collateral of $0.6 million was pledged in April 2018 to increase the letter of credit for the office space.

In October 2019, we finalized a five-year lease for office space in New Jersey (the NJ Lease). We averaged annual rental obligation of $0.3 million under the NJ Lease. The NJ Lease expires on January 30, 2025 and will not be renewed.

In October 2021, we finalized a five-year lease for office space in North Carolina (the NC Lease). We approximate an average annual rental obligation of $0.2 million under the NC Lease. We took possession of this space in February 2022, with rental payments beginning in April 2022.

Operating lease cost was $2.3 million, $2.2 million and $2.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, the weighted-average remaining operating lease term was 5.4 years and the weighted-average discount rate for operating leases was 10/04%. Cash paid for amounts included in the measurement of operating lease liabilities during the year ended December 31, 2024 was $2.4 million.

The balance sheet classification of lease liabilities was as follows:

	December 31,	December 31,
(in thousands)	2024	2023
Liabilities
Lease liability current portion	$1,157	$1,446
Lease liability non-current	8,133	9,231
Total lease liability	$9,290	$10,677

As of December 31, 2024, the maturities of lease liabilities were as follows:

Operating
leases
2025	$2,100
2026	2,080
2027	1,913
2028	1,827
2029	1,827
After 2029	2,888
Total lease payments	12,635
Less: interest	(3,345)
Present value of lease liabilities(*)	$9,290

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

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 9 – INCOME TAXES

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based upon management's assessment of all available evidence, we believe that it is more-likely-than-not that the deferred tax assets will not be realizable, and therefore, a valuation allowance has been established. The valuation allowance for deferred tax assets was approximately $414.6 million and $418.3 million as of December 31, 2024 and 2023, respectively.

The Tax Cuts and Jobs Act of 2017 (“TCJA”) included changes to the treatment of research and development expenses under IRC Section 174.  Formerly, a company could deduct research and development expenses under IRC Section 174 as incurred.  Effective for tax years beginning after December 31, 2021, research and development expenses under IRC Section 174 are required to be capitalized, with an amortization period of 5 years for costs incurred in the US and 15 years for costs incurred in a non-US jurisdiction.  The Company incurred approximately $78.9 million and $61.8 million of US research and development costs and approximately $6.2 million and $13.9 million of non-US research and development costs that were capitalized during the years ended December 31, 2024 and 2023, respectively.

The Inflation Reduction Act of 2022 (“IRA”) was enacted on August 16, 2022.  The IRA provided for a Corporate Alternative Minimum Tax (“Corp AMT”), applicable to tax years beginning after December 31, 2022.  The Corp AMT will impose a 15% tax on companies with adjusted financial statement income of over $1 billion for U.S. based organizations.  At this time, it is not anticipated that the Corp AMT will be applicable for the Company.

As of December 31, 2024, we have U.S. net operating loss carryforwards of approximately $2.0 billion and research and development credit carryforwards (“R&D credits”) of approximately $50.7 million.  For income tax purposes, these NOLs and R&D credits will expire in various amounts through 2045. NOLs generated after 2017 do not expire. The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards and R&D credit carryforwards in the case of certain events including significant changes in ownership interests.  The exchange transaction with TG Bio may have resulted in a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended. Additionally, stock issuance activities may have resulted in a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended.  Accordingly, a substantial portion of the Company’s NOLs above may be subject to annual limitations in reducing any future year’s taxable income, and a substantial portion of the R&D Credit carryforwards may be subject to annual limitations in reducing any future year’s tax.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are presented below.

(in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$294,046	$316,962
Research and development credit	50,693	45,806
Noncash compensation	12,267	12,275
Disallowed interest	—	3,328
Capitalized R&D Expenses	49,681	36,613
Other	7,927	3,333
Deferred tax asset, excluding valuation allowance	414,614	418,317

Less valuation allowance	(414,614)	(418,317)
Net deferred tax assets	$—	$—

There was approximately $2.2 million of current income tax expense for the year ended December 31, 2024. Income tax expense differed from amounts computed by applying the US federal income tax rate of 21% for the years ending December 31, 2024, 2023 and 2022, to pretax income (loss) as follows:

	For the year ended December 31,
(in thousands)	2024	2023	2022

Income (loss) before income taxes, as reported in the consolidated statements of operations	$25,594	$13,062	$(223,812)

Computed “expected” tax benefit	$5,375	$2,743	$(47,000)

Increase (decrease) in income taxes resulting from:
State and local taxes	780	(700)	(8,457)
Research and development credits	(4,637)	(3,402)	(6,366)
Officer Compensation Limitation	2,164	(740)	20,580
Provision-to-return	11,733	(9,235)	60
Prior period state tax benefit	(3,508)	—	—
Other	646	245	358
Stock options	(1,602)	(10,616)	7,908
Change in state tax rates	(4,970)	4,141	—
Change in the balance of the valuation allowance for deferred tax assets	(3,770)	17,954	32,917
	$2,211	$390	$—

We file income tax returns in the U.S Federal and various state and local jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by tax authorities for years prior to 2021. However, NOLs and tax credits generated from those prior years could still be adjusted upon audit.

The Company would recognize interest and penalties, if any, to uncertain tax position in income tax expense in the statement of operations. There was no accrual for interest and penalties related to uncertain tax positions for 2024. We do not believe that there will be a material change in our unrecognized tax positions over the next twelve months. All of the unrecognized tax benefits, if recognized, would be offset by the valuation allowance.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 10 – LICENSE AGREEMENTS

BRIUMVI (Ublituximab)

In January 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the LFB License Agreement). Under the terms of the LFB License Agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. For the period ended December 31, 2024, we have incurred expenses of approximately $31.0 million related to the achievement of certain milestones of the LFB License Agreement. These expenses are included in other research and development expenses in the accompanying consolidated statements of operations. As of  December 31, 2024, we had approximately zero recorded in accounts payable related to the LFB License Agreement.

The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party. During the year ended December 31, 2024, the Company recorded $30.7 million related to the worldwide royalty due under the LFB  License Agreement in cost of  revenue based on U.S. sales of BRIUMVI and as of December 31, 2024, approximately $10.3 million in royalties were payable under the LFB License Agreement.

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $0.2 million for each of the years ended December 31, 2024, 2023 and 2022, and at December 31, 2024 and 2023, have deferred revenue of approximately $0.2 million and $0.3 million, respectively, associated with this $2 million payment.

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of ublituximab in the sublicense territory.

In July 2023, the Company entered into the Commercialization Agreement with Neuraxpharm. The Company granted Neuraxpharm the exclusive right to commercialize BRIUMVI in certain territories outside the United States, Canada, and Mexico, the commercialization rights for which had been previously retained by the Company, thus, and excluding certain Asian countries subject to previously existing partnerships. Under the terms of the Commercialization Agreement, the Company received a one-time, non-refundable payment of $140.0 million upon contract execution (please refer to Note 2 – Revenue). The Company received a $12.5 million milestone payment in 2024 upon the first key market commercial launch in the EU and is eligible to receive up to an additional $480.0 million in milestone-based payments on achievement of certain launch and commercial milestones. In addition, TG will receive tiered double-digit royalties on net product sales up to 30%. Royalty revenue of $0.8 million was recognized during the year ended December 31, 2024. In the event of a change of control of the Company (as defined in the Commercialization Agreement), the Company retains an option to buy back all rights under the Commercialization Agreement for a period of two years thereafter.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

NOTE 11 – RELATED PARTY TRANSACTIONS

In July 2015, we entered into a Shared Services Agreement (the Shared Services Agreement) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. This Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $1.3 million, $0.9 million and $1.3 million for shared services for the years ended December 31, 2024, 2023 and 2022, respectively, primarily related to shared personnel. Mr. Weiss, our Chairman and Chief Executive Officer, also serves as a director and Executive Vice Chairman, Strategic Development of FBIO.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

We contract with various third parties to conduct certain activities including clinical operations and contract manufacturing, and for the clinical and commercial supply of BRIUMVI. Certain contracts contain non-cancellable features or require us to make binding forecasts for future purchases. As of December 31, 2024 the Company had aggregate non-cancelable purchase commitments of $214.7 million, of which $64.2 million, $74.4 million and $76.1 million are expected to be incurred in the years 2025, 2026 and 2027, respectively. These amounts do not represent the Company's entire anticipated purchases in the future as the amounts of such obligations are dependent on the timing of future orders, and the terms of the agreement, which we believe at this time cannot be reasonably estimated.

Loan Payable

See Note 7 – for a detail description of our loan agreement.

Leases

See Note 8 - for a detailed description of our lease arrangements in New York, New Jersey and North Carolina.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: March 3, 2025	By:	/s/ Michael S. Weiss
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 3, 2025, and in the capacities indicated:

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