Form 10-Q
period 2025-03-31
TG THERAPEUTICS, INC.
filed 2025-05-09
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☒

There were 158,755,036 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 5, 2025.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2025

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements. We intend such forward-looking statements to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these words or other comparable terminology, although not all forward-looking statements contain these identifying words.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements about:

●

our ability to obtain and maintain regulatory approvals for our product candidates, including azercabtagene zapreleucel (azer-cel), and our ability to maintain regulatory approval of BRIUMVI® (ublituximab-xiiy) 150 mg/6 mL Injection for intravenous therapy for the treatment of relapsing forms of multiple sclerosis (RMS) or any other future indication in the United States (U.S.), the European Union (EU) and the United Kingdom (UK);

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
●

the effects on our company of future regulatory developments or legislative actions, including changes in healthcare, environmental and other laws and regulations to which we are subject, including tariffs that may apply to products that we purchase or sell;

●	prevailing economic, market and business conditions;
●	our ability to retain, attract and hire key personnel;
●	our competitive position;
●	fluctuations in the trading price of our common stock;
●	our use of cash and other resources; and
●	our ability to successfully implement our strategy.

SUMMARY RISK FACTORS

Our business is subject to a number of risks of which you should be aware before making an investment decision. The risks described below are a summary of the principal risks associated with an investment in us and are not the only risks we face. You should carefully consider these risks, the risk factors discussed in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and any other risks described in the other reports and documents that we have filed with the Securities and Exchange Commission (SEC).

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
●

Inadequate funding, government shutdowns, workforce reductions or other policy changes affecting the FDA, the SEC or other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$132,139	$179,894
Short-term investment securities	144,101	131,106
Accounts receivable, net	190,121	129,185
Inventories	157,759	110,458
Other current assets	20,390	15,716
Total current assets	644,510	566,359
Restricted cash	1,302	1,298
Long-term investment securities	1,907	808
Right of use assets	6,927	7,151
Other noncurrent assets	2,042	2,074
Total assets	$656,689	$577,690

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$133,932	$58,296
Other current liabilities	2,947	4,627
Lease liability – current portion	1,116	1,157
Deferred revenue - current portion	17,079	11,414
Accrued compensation	5,135	15,185
Total current liabilities	160,209	90,679
Deferred revenue, non-current portion	6,598	12,085
Loan payable – non-current	244,733	244,429
Lease liability – non-current	7,860	8,133
Total liabilities	419,400	355,326
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share (190,000,000 and 175,000,000 shares authorized, 158,736,286 and 156,204,159 shares issued, 158,168,688 and 155,836,256 shares outstanding at March 31, 2025 and December 31, 2024, respectively)	159	156
Additional paid-in capital	1,776,381	1,760,396
Treasury stock, at cost, 567,598 and 367,903 shares at March 31, 2025 and December 31, 2024, respectively	(15,117)	(8,994)
Accumulated deficit	(1,524,134)	(1,529,194)
Total stockholders’ equity	237,289	222,364
Total liabilities and stockholders’ equity	$656,689	$577,690

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
Revenue:
Product revenue, net	$119,655	$50,488
License, milestone, royalty and other revenue	1,201	12,986
Total revenue	120,856	63,474

Costs and expenses:
Cost of revenue	15,541	5,441
Research and development:
Noncash compensation	3,331	2,452
Other research and development	43,031	30,270
Total research and development	46,362	32,722

Selling, general and administrative:
Noncash compensation	11,640	6,887
Other selling, general and administrative	38,691	27,694
Total selling, general and administrative	50,331	34,581

Total costs and expenses	112,234	72,744

Operating income (loss)	8,622	(9,270)

Other expense (income):
Interest expense	6,757	2,288
Other income	(3,603)	(880)
Total other expense, net	3,154	1,408

Net income (loss) before taxes	$5,468	$(10,678)
Income tax expense	408	29
Net income (loss)	$5,060	$(10,707)

Net income (loss) per common share:
Basic	$0.03	$(0.07)
Diluted	$0.03	$(0.07)

Weighted-average shares of common stock outstanding
Basic	146,677,783	146,209,213
Diluted	162,769,202	146,209,213

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2024	151,465,598	$151	$1,713,162	41,309	$(234)	$(1,552,577)	$160,502
Issuance of common stock in connection with exercise of options	2,500	-	10				10
Issuance of restricted stock	3,304,468	4	(4)				—
Forfeiture of restricted stock	(165,514)	-	—				—
Compensation in respect of restricted stock granted to employees, directors and consultants			10,304				10,304
Net loss						(10,707)	(10,707)
Balance at March 31, 2024	154,607,052	155	1,723,472	41,309	(234)	(1,563,284)	160,109

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2025	156,204,159	$156	$1,760,396	367,903	$(8,994)	$(1,529,194)	222,364
Issuance of common stock in connection with exercise of options	5,000	*	20	—	—	—	21
Issuance of restricted stock	2,547,179	2	(2)	—	—	—	—
Forfeiture of restricted stock	(20,052)	*	*	—	—	—	—
Purchase of Treasury Stock	—	—	—	199,695	(6,123)	—	(6,123)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	15,967	—	—	—	15,967
Net income				—	—	5,060	5,060
Balance at March 31, 2025	158,736,286	159	1,776,381	567,598	(15,117)	(1,524,134)	237,289

*Amount less than one thousand dollars

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$5,060	$(10,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	14,972	9,339
Depreciation and amortization	8	29
Amortization of premium (discount) on investment securities	(1,336)	(1,670)
Amortization of debt issuance costs	304	639
Amortization of leasehold interest	48	53
Noncash change in lease liability and right of use asset	453	407
Change in fair value of equity investments	104	(195)
Change in fair value of notes payable	213	(35)
Changes in assets and liabilities:
Increase in inventory	(46,305)	(36,931)
(Increase) decrease in other current assets	(4,627)	1,490
Increase in accounts receivable	(60,936)	(13,889)
Increase in accounts payable and accrued expenses	65,585	40,222
Decrease in lease liabilities	(543)	(596)
(Decrease) increase in other current liabilities	(1,855)	3,035
Increase in deferred revenue	140	602
Net cash used in operating activities	(28,715)	(8,207)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of short-term securities	80,400	73,401
Investment in held-to-maturity securities	(92,059)	(81,531)
Investment in long-term securities	(1,250)	(1,125)
Purchases of Property, Plant and Equipment	(25)	—
Net cash used in investing activities	(12,934)	(9,255)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	21	10
Purchase of treasury stock	(6,123)	—
Net cash (used in) provided by financing activities	(6,102)	10

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(47,751)	(17,452)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	181,192	94,218

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$133,441	$76,766

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$132,139	$75,477
Restricted cash	1,302	1,289
Total cash, cash equivalents and restricted cash	$133,441	$76,766

Cash paid for:
Interest	$6,143	$2,448

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024. The accompanying condensed balance sheet as of  December 31, 2024 has been derived from these statements. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Liquidity and Capital Resources

While we recently began generating net income, we have incurred significant operating losses since our inception. BRIUMVI first became commercially available in the United States in January of 2023, and ex-US through our partner Neuraxpharm, in November 2023. Even with the commercialization of BRIUMVI and the possible future commercialization of our other drug candidates, we may not realize continued profitability. During the three months ended March 31, 2025, we generated $119.7 million in product revenue from product sales of BRIUMVI. Historically, substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities to date. Our future operating results, profitability and other financial results may fluctuate from period to period, and we will need to generate significant revenues to maintain profitability and/or positive cash flow on a sustained basis. As of March 31, 2025, we have an accumulated deficit of approximately $1.5 billion.

As of March 31, 2025, we had $276.2 million in cash and cash equivalents, and short-term investment securities. We anticipate that our cash, cash equivalents, and investment securities, combined with projected revenues from BRIUMVI in the U.S. and ex-U.S., will provide sufficient liquidity for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, our commercialization efforts for BRIUMVI and the timing, design and conduct of clinical trials for our drug candidates as well as the costs associated with licensing or otherwise acquiring new product candidates. We may be dependent upon significant future financing to provide the cash necessary to execute our ongoing and future operations.

Our common stock is quoted on the Nasdaq Capital Market and trades under the symbol “TGTX.”

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 - Organization and Summary of Significant Accounting Policies to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, except as updated herein or as it relates to revenue recognition, accounts receivable, inventory, cost of revenue, equity securities, and the adoption of new accounting standards during the three months ended March 31, 2025. Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Product Revenue, Net: The Company recognizes product revenues, net of variable consideration related to certain allowances and accruals, when the customer takes control of the product, which is typically upon delivery to the customer. Product revenue is recorded at the net sales price, or transaction price. The Company records product revenue reserves, which are classified as a reduction in product revenues, to account for the components of variable consideration. Variable consideration includes the following components, which are described below: chargebacks, government rebates, commercial payer rebates, trade discounts and allowances, product returns, and co-payment assistance.

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

To date, the Company has experienced an immaterial amount of product returns related to sales of BRIUMVI.

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

Accounts Receivable

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns and chargebacks. Our contracts with customers have standard payment terms. We analyze accounts that are past due for collectability, and regularly evaluate the creditworthiness of our customers so that we can properly assess and respond to changes in their credit profiles. As of March 31, 2025, we determined an allowance for expected credit losses related to outstanding accounts receivable was currently not required based upon historical collections, contractual payment terms and individual customer circumstances.

Cost of Revenue

Cost of revenue consists primarily of royalties owed to our licensing partner for BRIUMVI sales, third-party manufacturing costs, distribution and overhead. Cost of revenue may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. All manufacturing costs incurred to produce BRIUMVI prior to the approval of BRIUMVI by the FDA were expensed to research and development and therefore are not reflected in the cost of revenue. Therefore, a portion of costs incurred to produce BRIUMVI that was sold through the middle of the quarter ended March 31, 2025 were previously expensed as research and development and are not reflected in our cost of revenue. Cost as it relates to providing regulatory support and development services to our ex-US commercialization partner Neuraxpharm is included in our cost of revenue.

Inventory

Inventories are stated at the lower of cost or estimated net realizable value with cost based on the first-in-first-out method (FIFO). We will classify inventory costs as long-term, in other assets in our consolidated balance sheets, when we expect to utilize the inventory beyond our normal operating cycle.  Prior to regulatory approval, we expense costs relating to the production of inventory as research and development expense in the period incurred. Following regulatory approval, costs to manufacture those approved products will be capitalized. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in clinical trials.

Prior to the approval of BRIUMVI, all manufacturing and other potential costs related to the commercial launch of BRIUMVI were expensed to research and development expense in the period incurred.

Equity Securities

Our equity securities consist of common stock of Precision BioSciences, Inc. (Precision). Equity securities are recognized at their fair value in accordance with ASC 321, Investments – Equity Securities. Forward contracts to purchase equity securities that do not qualify as derivatives under ASC 815 are accounted for in accordance with ASC 321. These forward contracts are recorded at fair value at the balance sheet date. See Note 5 - Fair Value Measures for further details.

Net Income (Loss) Per Common Share

Basic net income (loss) per share of our common stock is calculated by dividing net income (loss) applicable to the common stock by the weighted-average number of shares of our common stock outstanding for the period. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, and restricted stock, which would result in the issuance of incremental shares of common stock. The impact of these items is anti-dilutive during periods of net loss. Therefore, as a result of the Company’s net loss in the condensed consolidated statement of operations during the period ended March 31, 2024, basic and diluted net loss per share were the same. During the period ended March 31, 2025, the Company had net income in the condensed consolidated statement of operations and as such presents the dilutive effect of potential common shares in the computation of basic and diluted earnings per share in the table below.

The following table summarizes our potentially dilutive securities at March 31, 2025 and 2024:

	As of
	March 31,
	2025	2024
Unvested restricted stock	11,439,016	9,898,448
Options	4,465,216	4,694,529
Warrants	165,214	312,272
Shares issuable upon note conversion	21,973	21,167
Total	16,091,419	14,926,416

The computation of basic and diluted EPS is as follows:

	Three months ended
	March 31,
(in thousands, except share and per share data)	2025	2024
Net income (loss)	5,060	(10,707)
Weighted-average common shares outstanding	146,677,783	146,209,213
Dilutive effect of potential common shares	16,091,419	-
Weighted-average common shares outstanding assuming dilution	162,769,202	146,209,213

Net income (loss) per share - basic	0.03	(0.07)
Net income (loss) per share - diluted	0.03	(0.07)

Segment Reporting

Operating segments are defined as components of an enterprise that engage in business activities from which it  may recognize revenues and incur expenses, and for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) to allocate resources and assess performance.

The Company operates in one reportable segment, B-cell mediated disease therapy, which includes all activities related to the development and commercialization of novel treatments, including BRIUMVI, to address unmet medical needs and improve the lives of patients. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (CODM), which is its chief executive officer, who reviews and evaluates consolidated net income (loss) for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets.

NOTE 2 - REVENUE

As discussed in Note 1 - Organization and Summary of Significant Accounting Policies, revenues are recognized under guidance within ASC 606. The following table presents our disaggregated revenue for the periods presented (in thousands):

(in thousands)	Three months Ended March 31,
	2025	2024
Total product revenue, net	$119,655	$50,488
License Revenue	38	38
Milestone Revenue	—	12,500
Royalty Revenue	605	33
Other Revenue	558	415
Total Revenue	$120,856	$63,474

Product Revenue, net

For the three months ended March 31, 2025, our only source of product revenue has been from U.S. sales of BRIUMVI, which we began shipping to our customers in January 2023. As of March 31, 2025, approximately $41.5 million of gross-to-net accruals are included within accounts receivable, net, accounts payable and accrued expenses on the condensed consolidated balance sheets.

As of March 31, 2025, gross-to-net accruals of approximately $13.4 million and $28.1 million are included on the condensed consolidated balance sheets within accounts receivable, net, and accounts payable and accrued expenses, respectively.

License, Milestone, Royalty and Other Revenue

License, milestone, royalty and other revenue consist of recognition of consideration received under the ex-U.S. commercialization agreement (the Commercialization Agreement) with Neuraxpharm. Refer to Note 9 - License Agreements for a description of the Commercialization Agreement and for further information of the accounting in accordance with ASC 606.

NOTE 3 - INVESTMENT SECURITIES

Our short-term investments as of March 31, 2025 and December 31, 2024 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our short-term investment securities at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between April 2025 and January 2026) (held-to-maturity)	$144,101	$27	$(6)	$144,122
Total short-term investments	$144,101	$27	$(6)	$144,122

	December 31, 2024
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
	adjusted	holding gains	holding losses	fair value
Short-term investments:
Obligations of domestic governmental agencies (maturing between January 2025 and December 2025) (held-to-maturity)	$131,106	$64	$—	$131,170
Total short-term investments	$131,106	$64	$—	$131,170

Our long-term investments as of  March 31, 2025 include shares of common stock of Precision. The fair market value of the equity securities as of  March 31, 2025 was $1.5 million. For the three months ended March 31, 2025, we recorded an unrealized gain of $0.3 million to other income, based on the change in fair value of Precision’s common stock during the period. See Note 5 - Fair Value Measurements for further details.

NOTE 4 - INVENTORY

The following table presents our inventory as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Raw Materials	$4,119	$28,151
Work in Process	142,923	68,369
Finished Goods	10,717	13,938
Total Inventory	$157,759	$110,458

Inventory is stated at the lower of cost or net realizable value and consists of raw materials, work-in-process and finished goods. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Inventory that is used for clinical development purposes is expensed to research and development expense when consumed.

At March 31, 2025, all our inventory was solely related to BRIUMVI, which was approved by the FDA on December 28, 2022, at which time we began to capitalize costs to manufacture BRIUMVI. Prior to the FDA approval of BRIUMVI, all costs related to the manufacturing of BRIUMVI and related material were charged to research and development expense in the period incurred.

The work in process materials consist primarily of bulk drug substance, which has a multi-year shelf life.  When the bulk drug substance is manufactured into BRIUMVI finished goods, those finished goods have a shelf life of three years from the date of manufacture.  Our expectation is to sell finished goods at least twelve months prior to expiration. Due to our long manufacturing lead time, it was necessary to build inventory levels to support BRIUMVI forecasted sales, to ensure appropriate safety stock levels, and meet our commitment to supply BRIUMVI to Neuraxpharm related to the Commercialization Agreement. As a result of being in the early stages of the BRIUMVI product launch, the Company is continuing to evaluate the length of its operating cycle.

On a quarterly basis, the Company analyzes our inventory levels for excess quantities and obsolescence (expiration), taking into account factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf-life. At March 31, 2025, we determined that a reserve related to BRIUMVI inventory for excess quantities and obsolescence is not required. In addition, since FDA approval of BRIUMVI, the Company has not recorded any inventory write downs.

The United States and other countries have recently imposed, and may continue to impose, new tariffs. Tariffs are an inventoriable cost, and our sole supplier of bulk drug substance is located outside of the U.S. While the tariffs imposed to date have not resulted in a material impact on our business and the results of operations, we continue to evaluate their impact on our business and results of operations.

NOTE 5 - FAIR VALUE MEASUREMENTS

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

Equity Investments and Forward Contract Liabilities

In January 2024, the Company and its wholly-owned subsidiary, TG Cell Therapy, Inc., (TG Cell) entered into a License Agreement (the Precision License Agreement) with Precision, pursuant to which Precision granted the Company certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize Precision’s allogeneic CAR T therapy, azer-cel, for the treatment of autoimmune and other non-oncology diseases and conditions.

Upon execution of the Precision License Agreement, the Company made an upfront payment to Precision of $7.5 million, consisting of (i) $5.25 million in cash and (ii) $2.25 million (the Upfront Precision Stock Payment), as an equity investment, for the purchase of 2,920,816 shares of Precision’s common stock at a price of $0.77 per share. The Company paid a premium for the shares which was recorded in research and development expense as part of the cost of the Precision License Agreement. Precision subsequently had a 30-to-1 reverse stock split in February 2024. The shares purchased with the Upfront Precision Stock Payment are classified as an equity investment and are recognized at fair market value as of March 31, 2025.

On January 7, 2025, the Company made a one-time payment to Precision equal to $2.5 million (the Deferred Precision Stock Payment), as an equity investment, for the purchase of 220,712 shares of Precision common stock calculated by dividing the Deferred Precision Stock Payment by 200% of the weighted average share price of the Precision common stock for the thirty (30) trading days preceding the payment date. The Deferred Precision Stock Payment which was classified as a forward contract liability in Other Current Liabilities as of December 31, 2024 was then reclassed to equity investments at its fair market value of $1.4 million on the date the payment was made to Precision. The shares purchased with the Deferred Precision Stock Payment are classified as an equity investment and are recognized at fair market value as of as of  March 31, 2025. The shares purchased with the Upfront Precision Stock Payment and the Deferred Precision Stock Payment are classified as an equity investment and are recognized at fair market value as of March 31, 2025, and are collectively known as (the Precision Shares).

The Precision License Agreement also includes a milestone payment upon the achievement of a clinical and regulatory milestone event (Milestone Event 1). Milestone Event 1 requires the Company to make a one-time payment to Precision equal to $2.3 million (the Milestone 1 Precision Stock Payment). Upon receipt of the payment, Precision will issue to the Company shares of Precision common stock (rounded down to the nearest whole share) calculated by dividing the Milestone 1 Precision Stock Payment by 200% of the weighted average share price of the Precision common stock for the thirty (30) trading days preceding the achievement of Milestone Event 1. While Milestone Event 1 has not been achieved to date, it was recorded to research and development License Fees as part of the cost of executing the Precision License Agreement, and is classified as a forward contract liability recognized at its fair market value of $1.3 million in Other Current Liabilities on the Company's consolidated balance sheet as of  March 31, 2025, in accordance with ASC 321.

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

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts receivable, accounts payable and loan payable. As of March 31, 2025 and December 31, 2024, the fair values of cash and cash equivalents, restricted cash, accounts receivable, and loan and interest payable approximate their carrying value. The carrying value of loan payable on the Company’s balance sheet is estimated to approximate its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics.

Our equity investments classified as Level 1 were valued using their respective closing stock price on the Nasdaq Stock Market. We did not experience any transfers of financial instruments between the fair value hierarchy levels during the three months ended March 31, 2025. Our forward contract liabilities classified as Level 2 were valued using Precision's closing stock price on the Nasdaq Stock Market and our assessment of the probability of achieving Milestone Event 1. Our Level 3 instrument amounts represent the fair value of the 5% Notes and related accrued interest.

The following tables provide the fair value measurements of applicable financial assets and liabilities as of March 31, 2025 and December 31, 2024:

	Financial assets and liabilities at fair value as of March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total

Precision Stock Payment	$1,517	$—	$—	$1,517
Total Assets	$1,517	$—	$—	$1,517

Forward Contract Liabilities	$—	$1,289	$—	$1,289
5% Notes	$—	$—	$874	$874
Total Liabilities	$—	$1,289	$874	$2,163

	Financial assets and liabilities at fair value as of December 31, 2024
	Level 1	Level 2	Level 3	Total

Precision Stock Payment	$371	—	—	371
Total Assets	$371	—	—	371

Forward Contract Liabilities	—	3,129	—	3,129
5% Notes	$—	$—	$661	$661
Total Liabilities	$—	$3,129	$661	$3,790

The change in the fair value of the Level 1 assets and Level 2 and Level 3 liabilities is reported in other (income) expense in the accompanying condensed consolidated statements of operations.

NOTE 6 - STOCKHOLDERS’ EQUITY

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

We had no activity on the 2022 ATM during the three months ended March 31, 2025 or 2024. The 2022 WKSI Shelf is currently our only active shelf registration statement. We may offer any combination of the securities registered under the 2022 WKSI Shelf from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. We may need to file additional shelf registration statements in the future to provide us with the flexibility to raise additional capital to finance our operations as needed.

Share Repurchase Program and Treasury Stock

In August 2024, we announced that our Board of Directors (the Board) had authorized and approved a share repurchase program for up to $100 million of the currently outstanding shares of the Company’s common stock.  Under the share repurchase program, we intend to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or other methods in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act). For the three months ended March 31, 2025, the Company repurchased 199,965 shares of common stock at a cost of $6.1 million. As of March 31, 2025, 567,598 shares of common stock are being held in Treasury, at a cost of approximately $15.1 million, representing the fair market value on the date the shares were surrendered to the Company, mainly as part of our share repurchase program.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the 2012 Incentive Plan) was approved by stockholders in  June 2020. As of  March 31, 2025, 3,466,191 shares of restricted stock and 2,197,716 options were outstanding, and no additional shares were available to be issued under the 2012 Incentive Plan.

The TG Therapeutics, Inc. 2022 Incentive Plan (the 2022 Incentive Plan) was approved by stockholders in  June 2022 with 17,000,000 shares available to be issued. As of  March 31, 2025, 9,472,856 shares of restricted stock and 2,267,500 options were outstanding, and up to an additional 1,705,982 shares were available to be issued under the 2022 Incentive Plan. The 2022 Incentive Plan is currently the Company's only active incentive plan.

Stock-based compensation expense included in the condensed consolidated statements of operations was $15.0 million and $9.3 million for the three months ended March 31, 2025 and 2024, respectively. For each of the three months ended March 31, 2025 and 2024, stock-based compensation expense is net of $1.0 million of stock-based compensation expense that was capitalized into inventory.

Restricted Stock

The following table summarizes the activity for restricted stock for the three months ended March 31, 2025:

	Restricted Stock
	March 31,	March 31,
	2025	2024
Equity awards outstanding, beginning of year	11,843,586	9,639,068
Changes during the year:
Granted	2,547,179	3,304,468
Exercised or vested	(1,431,666)	(1,379,543)
Expired or Forfeited	(20,052)	(165,514)
Equity awards outstanding, end of period	12,939,047	11,398,479

Total stock based compensation expense associated with restricted stock grants was $14.6 million and $8.5 million during the  three months ended March 31, 2025 and 2024, respectively. As of  March 31, 2025 there was approximately $75.1 million of total unrecognized compensation expense related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of  3.3 years. This amount does  not include, as of  March 31, 2025,  1,185,000 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones, and  3,817,678 shares of restricted stock that vest based on market conditions. Milestone-based noncash compensation expense will be measured and recorded if and when a milestone becomes probable. Equity awards with market conditions are valued using advanced option-pricing models, such as a Monte Carlo simulation. The effect of a market condition is reflected in the award’s fair value on the grant date. Stock-based compensation expense for an award that has a market condition is recognized over the requisite service period derived from the award valuation on the grant date, even if the market condition is never satisfied. As of  March 31, 2025, there was approximately $22.7 million of total unrecognized compensation expense related to unvested milestone-based restricted stock. As of  March 31, 2025, there was approximately $49.7 million of total unrecognized compensation expense related to restricted stock with market conditions, which is expected to be recognized over a weighted-average period of  3.5 years.

Stock Options:

The following table summarizes the activity for stock options for the three months ended March 31, 2025:

	Stock Options
	March 31,	March 31,
	2025	2024
Stock options vested and unvested outstanding, beginning of year	4,470,216	4,697,029
Changes during the year:		—
Granted	—	—
Exercised	(5,000)	(2,500)
Expired or Forfeited	—	—
Stock options vested and unvested outstanding, end of period	4,465,216	4,694,529

Total stock based compensation expense associated with stock options was approximately $0.4 million and $0.8 million during the three months ended March 31, 2025 and 2024, respectively. As of  March 31, 2025, there was approximately $1.5 million of total unrecognized compensation cost related to unvested time-based stock options, which is expected to be recognized over a weighted-average period of 1.3 years. As of  March 31, 2025, the stock options outstanding include options granted to both employees and non-employees which are both time-based and milestone-based. Stock-based compensation for milestone-based options will be recorded if and when a milestone becomes probable.

Warrants

The Company’s outstanding warrants as of March 31, 2025, are warrants issued to Hercules Capital, Inc. (Hercules) as part of the prior loan agreements to purchase 115,042 and 50,172 shares of our common stock with exercise prices of $17.95 and $14.70, respectively. Please see Note 7 for more information on our loan agreement with Hercules.

NOTE 7 - LOAN PAYABLE

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

The Company incurred total financing and upfront costs of $6.0 million related to the Initial Term Loan which are recorded as debt issuance costs and debt discount costs and as an offset to loan payable on the Company’s consolidated balance sheet. The debt issuance and debt discount costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and will be included in interest expense in the Company’s consolidated statements of operations. Amortization of debt issuance and debt discount costs was $0.3 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, the remaining unamortized balance of debt issuance and discount costs was $5.3 million.

The loan payable balance of the Initial Term Loan as of March 31, 2025, is as follows:

	The Initial Term Loan	The Initial Term Loan
	March 31,	December 31,
(in thousands)	2025	2024
Loan payable	$250,000	$250,000
Add: Accreted Liability of final payment fee	—	—
	250,000	250,000
Less: unamortized debt issuance and debt discount costs	(5,267)	(5,571)
	244,733	244,429
Less: principal payments	—	—
Total loan payable	244,733	244,429
Less: current portion	—	—
Loan payable non-current	$244,733	$244,429

NOTE 8 - LEASES

In October 2014, we entered into an agreement (the Office Agreement) with Fortress Biotech, Inc. (FBIO) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We approximate an average annual rental obligation of $1.8 million under the Office Agreement. In connection with the Office Agreement, we have pledged $1.3 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying condensed consolidated balance sheets.

In October 2021, we finalized a five-year lease for office space in North Carolina (the NC Lease). We approximate an average annual rental obligation of $0.2 million under the NC Lease. We incurred rental expense of less than $0.1 million for the three months ended March 31, 2025.

The present values of our lease liability and corresponding Right-of-Use (ROU) asset are $9.0 million and $6.9 million, respectively, as of March 31, 2025. Our leases have remaining lease terms of two to six years. One lease has a renewal option to extend the lease for an additional term of two years. The following components of lease expense are included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,	March 31,
(in thousands)	2025	2024
Operating lease cost	$504	$600
Net lease cost	$504	$600

As of March 31, 2025, the weighted-average remaining operating lease term was 5.4 years and the weighted-average discount rate for operating leases was 10.04%. Cash paid for amounts included in the measurement of operating lease liabilities during the three months ended March 31, 2025 was $0.5 million. The balance sheet classification of lease liabilities was as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Liabilities
Lease liability current portion	$1,116	$1,157
Lease liability non-current	7,860	8,133
Total lease liability	$8,976	$9,290

As of March 31, 2025, the maturities of lease liabilities were as follows:

Operating
(in thousands)	leases
Remainder of 2025	$1,556
2026	2,080
2027	1,913
2028	1,827
2029	1,827
After 2030	2,888
Total lease payments	12,091
Less: interest	(3,115)
Present value of lease liabilities(*)	$8,976

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

NOTE 9 - LICENSE AGREEMENTS

BRIUMVI (Ublituximab)

In January 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the LFB License Agreement). Under the terms of the LFB License Agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. From the inception of the LFB  License Agreement, we have incurred expenses of approximately $31.0 million related to the achievement of certain milestones of the LFB License Agreement. No further milestone payments remain payable under the LFB License Agreement.

LFB Group is eligible to receive royalty payments on net sales of ublituximab at a royalty rate that escalates from mid-single digits to high-single digits. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or fifteen years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party. During the three months ended March 31, 2025, the Company recorded $12.0 million, related to the worldwide royalty due under the LFB License Agreement in cost of revenue, which amount remains outstanding in accounts payable and accrued expenses as of March 31, 2025.

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or fifteen years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended March 31, 2025 and 2024. At March 31, 2025 and December 31, 2024, we have deferred revenue of approximately $0.1 million and $0.2 million, respectively, associated with this $2.0 million payment.

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of ublituximab in the sublicense territory.

Neuraxpharm Commercialization Agreement

In July 2023, the Company entered into the Commercialization Agreement with Neuraxpharm. The Company granted Neuraxpharm the exclusive right to commercialize BRIUMVI in certain territories outside the United States, Canada, and Mexico, the commercialization rights for which had been previously retained by the Company, thus, and excluding certain Asian countries subject to previously existing partnerships. Under the terms of the Commercialization Agreement, the Company received a one-time, non-refundable payment of $140.0 million upon contract execution and a $12.5 million milestone payment upon the first key market commercial launch in the EU. The Company is eligible to receive up to an additional $492.5 million in milestone-based payments on achievement of certain launch and commercial milestones. In addition, TG will receive tiered double-digit royalties on net product sales up to 30%. Royalty revenue of $0.6 million and less than $0.1 million was recognized during the three months ended March 31, 2025 and March 31, 2024, respectively. In the event of a change of control of the Company (as defined in the Commercialization Agreement), the Company retains an option to buy back all rights under the Commercialization Agreement for a period of two years thereafter.

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

The arrangement also provides Neuraxpharm with the right to make optional purchases of BRIUMVI (the Supply of Licensed Product). These optional purchases are accounted for as a separate contract when the right to purchase BRIUMVI is exercised. The consideration for optional purchases of BRIUMVI by Neuraxpharm approximates the price that a customer in the Territory would be willing to pay for these goods.  The performance obligation related to the Supply of Licensed Product is met when control of the product passes to Neuraxpharm. The consideration received from Neuraxpharm for the supply of BRIUMVI will be recognized by the Company as a component of product revenue, net.  As of March 31, 2025, the Company has an unconditional right to receive $0.3 million in consideration from Neuraxpharm related to the performance obligation to supply BRIUMVI, that is recorded as accounts receivable, net. The related performance obligation to supply BRIUMVI has not yet been satisfied, and therefore, as of March 31, 2025, $23.7 million has been recorded as deferred revenue. The Company will reevaluate the consideration received, and performance obligations satisfied, at the end of each reporting period. Such reevaluations may result in a change to the amount of product revenue, net, recognized and deferred revenue.

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

Pursuant to the Precision License Agreement, the Company made an upfront payment to Precision of $7.5 million, consisting of (i) $5.25 million in cash and (ii) $2.25 million, as an equity investment, for the purchase of 2,920,816 shares of Precision’s common stock at a price of $0.77 per share. In January 2025, within 12 months of the Precision License Agreement, the Company made a deferred payment of $2.5 million to Precision consisting of an equity investment in Precision’s common stock at a 100% premium to the 30-day volume-weighted average price (the 30-day VWAP) prior to purchase. Upon receipt of such payment, Precision issued to the Company 220,712 shares of Precision common stock. Upon achievement of certain near-term clinical or time-based milestones, the Company will make a $7.5 million payment to Precision, a portion of which will also be an equity investment in Precision’s common stock at a 100% premium to the 30-day VWAP prior to purchase. Precision will be eligible to receive up to $288 million in additional milestone payments based on the achievement of certain clinical, regulatory, and commercial milestones. In addition, the Company is obligated to pay Precision high-single-digit to low-double-digit royalties on net sales of the licensed product on a country-by-country basis until the latest to occur of patent expiration, loss of regulatory exclusivity, and a period of ten years following the first commercial sale of the licensed product in such country. As of March 31, 2025 none of the near-term clinical milestones have been achieved.

MaxCyte

On February 10, 2025, the Company entered into the Strategic Platform License Agreement with MaxCyte, Inc. which granted a non-exclusive, non-transferable license for the Company to use MaxCyte’s cell loading technology (“licensed technology”) to develop and commercialize products for the treatment of autoimmune and other non-oncology diseases and conditions, including azer-cel, which was licensed by the Company from Precision in January 2024.

MaxCyte, Inc. is eligible to receive royalty payments on net sales of approved products developed with the licensed technology at a royalty rate in the low-single digits.  Upon the achievement of the first dosing of a human subject in a pivotal trial for a product developed with the licensed technology the Company will make a $1.0 million payment to MaxCyte, Inc.  MaxCyte, Inc. will also be eligible to receive up to $13 million in additional milestone payments based on the achievement of certain regulatory marketing approvals.  The Company is also required to pay an annual licensing fee of approximately $0.2 million for access to the licensed technology.

The Strategic Platform License Agreement will expire on the ten-year anniversary if the Company has not achieved at least one of the milestone events prior to that date.  The Company will have the option, at its sole discretion, to extend the term of the Strategic Platform License Agreement beyond the initial ten years for successive renewal terms of five years each, as long as all applicable licensing fees and milestone payments have been paid timely and the Company provides MaxCyte, Inc. at least ninety days written notice prior to the expiration of the then-current term.

NOTE 10 - RELATED PARTY TRANSACTIONS

In July 2015, we entered into a Shared Services Agreement (the Shared Services Agreement) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. The Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.3 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively, primarily related to shared personnel. Mr. Weiss, our Chairman and Chief Executive Officer, also serves as a director and Executive Vice Chairman, Strategic Development of FBIO.

Please refer to Note 8 – Leases for details regarding the Office Agreement with FBIO.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed in “Risk Factors”. See also the “Special Cautionary Notice Regarding Forward-Looking Statements” set forth at the beginning of this report.

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and the related footnotes thereto appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

OUR PRODUCTS

We currently license worldwide development and commercial rights, subject to certain limited geographical restrictions, for all of our products under development. The following table summarizes the current clinical trial status for our lead drug candidates as of April 2025.

Clinical Drug Candidate: (molecular target)	Initial Target Disease	Stage/Status of Development
Ublituximab IV (anti-CD20 mAb)	RMS	APPROVED
Ublituximab Subcutaneous (anti-CD20 mAb)	RMS	Phase 1
Azer-cel	Progressive Forms of Multiple Sclerosis	Phase 1

BRIUMVI (ublituximab-xiiy) Overview

BRIUMVI is an anti-CD20 monoclonal antibody that can be administered to adults with RMS in a one-hour infusion every 24 weeks, following the starting dose.  BRIUMVI received approval from the FDA primarily based on results from the ULTIMATE I and ULTIMATE II Phase 3 trials. Each trial was an independent global, randomized, multi-center, double-blinded, double-dummy, active-controlled study comparing the efficacy and safety/tolerability of ublituximab (450mg dose administered by one-hour intravenous infusion every 6 months, following a day 1 infusion of 150mg over four hours and a day 15 infusion of 450mg over one hour) versus teriflunomide (14mg oral tablets taken once daily) in subjects with RMS.

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
●

Additional data sets from the ULTIMATE I & II Phase 3 trials continue to be presented at major medical meetings, including five year long term data which was presented for the first time at the 2024 ECTRIMS meeting in September 2024, and updated data from the ENHANCE Phase 3b trial evaluating RMS patients who switch from an IV anti-CD20 therapy to BRIUMVI and evaluating a shorter infusion time of as low as 30 minutes for BRIUMVI.

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

On February 26, 2024, we announced the commercial launch of BRIUMVI in the EU by Neuraxpharm, with BRIUMVI made available for commercial sale in Germany, and is now commercially available in several other countries in the European Union, United Kingdom and Switzerland.

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

For more information, please refer to our Annual Report on Form 10-K for the quarter and year ended December 31, 2024.

RESULTS OF OPERATIONS

The following table summarizes the results of operations for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
(in thousands)	2025	2024
Product revenue, net	$119,655	$50,488
License, milestone, royalty and other revenue	1,201	12,986
Total Revenue	$120,856	$63,474

Costs and expenses:
Cost of revenue	15,541	5,441
Research and development:
Noncash compensation	3,331	2,452
Other research and development	43,031	30,270
Total research and development	46,362	32,722

General and administrative:
Noncash compensation	11,640	6,887
Other selling, general and administrative	38,691	27,694
Total general and administrative	50,331	34,581

Total costs and expenses	112,234	72,744

Interest expense	6,757	2,288
Other income	(3,603)	(880)
Total other expense, net	3,154	1,408

Net income (loss) before taxes	5,468	(10,678)
Income tax expense	408	29
Net income (loss)	$5,060	$(10,707)

Product Revenue, Net. Product revenue, net was approximately $119.7 million for the three months ended March 31, 2025, compared to $50.5 million for the three months ended March 31, 2024. Product revenue, net for both the three months ended March 31, 2025 and March 31, 2024 consisted of net product sales of BRIUMVI in the United States. The increase in product revenue, net is a result of greater market penetration.

License, Milestone, Royalty and Other Revenue. License, milestone, royalty and other revenue was $1.2 million for the three months ended March 31, 2025 and $13.0 million for the three months ended March 31, 2024. License, milestone, royalty and other revenue for the three months ended March 31, 2025 is primarily comprised of consideration received for development and regulatory activities performed on behalf of Neuraxpharm in accordance with the Commercialization Agreement (see Note 2 - Revenue for more information). License, milestone, royalty and other revenue for the three months ended March 31, 2024 is predominantly comprised of recognition of the one-time $12.5 million milestone payment under the Commercialization Agreement for the first key market commercial launch of BRIUMVI in the EU.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2025 was $15.5 million compared to approximately $5.4 million for the three months ended March 31, 2024.  Cost of revenue for both the three months ended March 31, 2025 and March 31, 2024 consists primarily of royalties owed to our licensing partner for BRIUMVI sales, third-party manufacturing, distribution and overhead costs. A portion of the manufacturing costs of BRIUMVI sold through the middle of the quarter ending March 31, 2025 was expensed as research and development prior to the FDA approval of BRIUMVI and therefore it is not reflected in the cost of revenue. We expect the cost of revenue for BRIUMVI to increase modestly in relation to product revenues now that we have depleted these inventories. As a result, we expect that beginning in the second quarter of 2025 our product gross margin as a percentage of product revenue, net is anticipated to decrease modestly by approximately one to two percentage points.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $3.3 million for the three months ended March 31, 2025, as compared to $2.5 million during the comparable period ended March 31, 2024. The modest increase in noncash compensation expense was primarily due to an increase in headcount and stock price at which equity awards were granted during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Other Research and Development Expense. Other research and development expense was $43.0 million for the three months ended March 31, 2025, as compared to $30.3 million during the three months ended March 31, 2024. The increase in research and development expense during the three months ended March 31, 2025 was primarily due to an increase in manufacturing expense in connection with our ublituximab subcutaneous development work during the period ended March 31, 2025.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $11.7 million for the three months ended March 31, 2025, as compared to $6.9 million during the comparable period ended March 31, 2024. The increase in noncash compensation expense was primarily due to greater recognition of noncash compensation expense for market based awards during the three months ended March 31, 2025.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses totaled $38.7 million for the three months ended March 31, 2025, as compared to $27.7 million during the comparable period ended March 31, 2024. The increase was primarily due to other selling, general and administrative costs, including personnel, consultants, and third parties associated with the commercialization of BRIUMVI during the three months ended March 31, 2025.

Interest Expense. Interest expense totaled $6.8 million for the three months ended March 31, 2025, as compared to $2.3 million for the three months ended March 31, 2024. The increase is mainly due to increased interest expense pertaining to the Initial Term Loan with Blue Owl during the period ended March 31, 2025 (see Note 7 - Loan Payable for more information).

Other Income. Other income totaled $3.6 million for the three months ended March 31, 2025, as compared to $0.9 million during the comparable period ended March 31, 2024. The increase is mainly due to higher interest income received from our investments during the period.

LIQUIDITY AND CAPITAL RESOURCES

While we recently began generating net income, we have incurred significant operating losses since our inception. BRIUMVI first became commercially available in the United States in January of 2023, and ex-US through our partner Neuraxpharm, in November 2023. Even with the commercialization of BRIUMVI and the possible future commercialization of our other drug candidates, we may not realize continued profitability. During the three months ended March 31, 2025, we generated $119.7 million in product revenue from product sales of BRIUMVI. Historically, substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities to date. Our future operating results, profitability and other financial results may fluctuate from period to period, and we will need to generate significant revenues to maintain profitability and/or positive cash flow on a sustained basis. As of March 31, 2025, we have an accumulated deficit of approximately $1.5 billion.

As of March 31, 2025, we had $276.2 million in cash and cash equivalents, and short-term investment securities. We anticipate that our cash, cash equivalents, and investment securities, combined with projected revenues from BRIUMVI in the U.S. and ex-U.S., will provide sufficient liquidity for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, our commercialization efforts for BRIUMVI and the timing, design and conduct of clinical trials for our drug candidates as well as the costs associated with licensing or otherwise acquiring new product candidates. We may be dependent upon significant future financing to provide the cash necessary to execute our ongoing and future operations.

Discussion of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(28,715)	$(8,207)
Net cash used in investing activities	$(12,934)	$(9,255)
Net cash provided by (used in) financing activities	$(6,102)	$10

Cash used in operating activities for the three months ended March 31, 2025 was $28.7 million as compared to cash used in operating activities of $8.2 million for the three months ended March 31, 2024. The increase in net cash used in operating activities was due to an increase in accounts receivable during the three months ended March 31, 2025, and an increase in cash used for inventory purchases during the same period, partially offset by lower operating expenditures.

Net cash used in investing activities for the three months ended March 31, 2025 was $12.9 million as compared to $9.3 million used in investing activities for the three months ended March 31, 2024. The increase in net cash used in investing activities was primarily due to increased investment in short-term securities during the three months ended March 31, 2025.

Net cash used in financing activities for the three months ended March 31, 2025 was approximately $6.1 million as compared to net cash provided by financing activities of approximately zero for the three months ended March 31, 2024. The increase in net cash used in financing activities during the three months ended March 31, 2025 is mainly due to the repurchase of stock under our share repurchase program.

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

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a description of our significant accounting policies, refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 1 – Organization and Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2024, and refer to Note 1 - Organization and Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for significant accounting policies due to commercialization for revenue recognition, gross-to-net sales adjustments, accounts receivable, inventory, and cost of revenue. Of these policies, the following are considered critical to an understanding of our condensed consolidated financial statements as they require the application of the most difficult, subjective and complex judgments: revenue recognition and stock-based compensation expenses. Refer to Note 2 – Revenue and Note 6 – Stockholders’ Equity respectively, in this Quarterly Report on Form 10-Q for more information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosure in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We, and our subsidiaries, are not a party to, and our property is not the subject of, any material pending legal proceedings.

ITEM 1A. RISK FACTORS.

You should carefully consider the following risk factors and the other information contained elsewhere in this Quarterly Report on Form 10-Q before making an investment in our securities. If any of the following risks occur, our business, financial condition or operating results could be materially harmed. An investment in our securities is speculative in nature, involves a high degree of risk, and should not be made by an investor who cannot bear the economic risk of its investment for an indefinite period of time and who cannot afford the loss of its entire investment. The risks described below are not the only ones that our business faces. Additional risks not currently known to us or that we currently deem to be immaterial may adversely impact our business in the future. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, including our financial statements and related notes, and our other filings from time to time with the SEC.

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

The development of pharmaceuticals is capital-intensive. We are also continuing to generate additional clinical data for BRIUMVI to support and potentially expand commercial adoption, including assessing long-term tolerability in our Open-Label Extension of the Phase 3 ULTIMATE I and II trials and Phase 4 clinical studies necessary to satisfy post-approval commitments for regulatory authorities or those undertaken voluntarily by the Company to evaluate the use of BRIUMVI in alternate settings or with alternate methods of administration. Moreover, we expect to continue to incur significant research and development expenses, as well as significant commercialization and outsourced manufacturing expenses as we continue to commercialize BRIUMVI and continue to advance our clinical trials to improve our self-administered BRIUMVI product, optimize intravenous BRIUMVI for patients with RMS, and evaluate BRIUMVI in other autoimmune diseases and azer-cel for the treatment of primary progressive MS.

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

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or other arrangements. We do not have any committed external source of funds, other than funds already borrowed under our term loan facility of $250 million pursuant to the financing agreement, dated August 2, 2024, that we entered into with Blue Owl Capital Corporation, as administrative agent, HealthCare Royalty and Blue Owl Capital (the Financing Agreement) (see Note 7 – Loan Payable to our consolidated financial statements for more information). To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. We may also seek funds through collaborations, strategic alliances or licensing arrangements with third parties at a time that is not desirable to us and we may be required to relinquish valuable rights to some intellectual property, future revenue streams, research programs or products and product candidates or to grant licenses on terms that may not be favorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, which could limit our ability to expand our business operations and could harm our overall business prospects.

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

On August 2, 2024, the Company entered into a term loan facility of $250 million (the Initial Term Loan) with Blue Owl Capital Corporation, as administrative agent, HealthCare Royalty and Blue Owl Capital. The Initial Term Loan is governed by the Financing Agreement, which provides for (i) a single draw of the Initial Term Loan on the Closing Date and (ii) an uncommitted additional facility in an aggregate principal amount of $100 million (see Note 7 – Loan Payable to our consolidated financial statements for more information).

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

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive,is difficult to design and implement, can take many years to complete and is uncertain as to outcome. It is impossible to predict when or if our product candidates will prove effective and safe in humans, will receive regulatory approval or will have a differentiated safety and tolerability profile. A failure of one or more clinical trials can occur at any stage of testing. Accordingly, our ongoing trials and future clinical trials may not be successful. Even if our clinical trials produce positive results, there can be no guarantee that the positive outcomes will be replicated in future studies either within the same indication as previously evaluated or in alternate indications and settings, or that even with such replication marketing approval will be granted.

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

In addition, our clinical studies with sites outside the United States may be adversely impacted by international conflict. The conflict in Russia and Ukraine and its impact on neighboring countries (e.g. Poland, Slovakia, Belarus, Georgia) may adversely affect clinical trial sites for our programs. While no clinical trials are currently enrolling patients in Russia or Ukraine, there are a number of trial subjects in long-term treatment and follow-up. The political and physical conditions in Russia and Ukraine have disrupted our ability to supply investigational drug product to impacted sites; impacted patients’ ability to partake in our clinical trials and our ability to gather data on those patients, including long-term follow-up data; and resulted in suspension of clinical trial activities at impacted sites. Furthermore, the United States and its European allies have imposed significant sanctions against Russia and Belarus, including regional embargoes, full blocking sanctions, and other restrictions targeting major Russian financial institutions. Specifically, such sanctions have included, among other things, a prohibition on doing business with certain Russian companies, officials, and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (SWIFT) electronic banking network that connects banks globally; and restrictive measures to prevent certain Russian financial institutions from undermining the impact of the sanctions. Our ability to conduct clinical trials in Russia, Belarus, Ukraine and elsewhere in the region may also become restricted under applicable sanctions laws. The conflict, as well as government responses, has resulted in global economic instability, which could affect our supply chain and commercialization efforts. While we currently do not believe this conflict will have a material impact on product development or our overall business, given the evolving situation and the related geopolitical and economic uncertainties, the full impact of the conflict remains uncertain.

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

We have limited experience in manufacturing products for clinical or commercial purposes. We currently do not have any manufacturing capabilities of our own. We have established a contract manufacturing relationship for the commercial supply of BRIUMVI with Samsung Biologics. As with any supply program, obtaining materials of sufficient quality and quantity to meet the requirements of the market demand for BRIUMVI and our development programs cannot be guaranteed, and we cannot ensure that we will be successful in these endeavors.

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

We are uncertain of the impact or outcome of potential Executive Orders, rescission of rules and policy statements, or new legislation that the new U.S. administration may impose, especially with regards to the healthcare regulatory and policy landscape, or the impact they may have on our business. In April 2025, the U.S. administration imposed increased tariffs on all countries and individualized higher tariffs on certain countries, most notably China, for which other countries responded by announcing retaliatory tariffs on U.S. imports. The tariff increases have significantly disrupted the global markets and may significantly escalate geopolitical tensions between the U.S. and other countries, especially China. Further, in April 2025, the U.S. Department of Commerce initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, which could result in the imposition of new tariffs on imports within the pharmaceutical industry. The extent of the impact of such tariffs and proposed regulations on our business specifically, or on the U.S. market and global economy generally, are uncertain and unpredictable, and could adversely affect our business, financial condition and results of operations. Further, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

There have been several recent U.S. Congressional inquiries and proposed and enacted legislation designed to bring more transparency to drug pricing, reduce the cost of prescription drugs and reform government health care program reimbursement methodologies for prescription drugs. In September 2024, CMS issued a final rule titled “Medicaid Program; Misclassification of Drugs, Program Integrity Updates Under the Medicaid Drug Rebate Program” which may impact our reimbursement and rebate strategy. We expect that healthcare reform measures that may be adopted in the future, may result in increased manufactured financial liability and additional downward pressure on the price that we may receive for any of our product candidates, if approved. Any reduction in reimbursement from Medicare or other government health care programs may result in a similar reduction in payments from private payors.

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

The IRA included, among other provisions, several measures intended to lower the cost of prescription drugs and related healthcare reforms. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare beginning in 2026, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and replaces the Part D coverage gap discount program with a new discounting program beginning in 2025. In April 2025, an executive order was issued announcing the current U.S. administration’s plans to lower prescription drug prices by improving the Medicare Drug Pricing Negotiation Program, standardizing payments for certain prescription drugs and increasing the availability of generics and biosimilars. The details of such proposed policies are unclear and the final terms and impact remain uncertain. We cannot be sure whether additional or related legislation or rulemaking will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

Inadequate funding, government shutdowns, workforce reductions or other policy changes affecting the FDA, the SEC or other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. For example, in April 2025, significant workforce reductions occurred at several U.S. health agencies, including the FDA, the Department of Health and Human Services (the “HHS”), the Centers for Disease Control and Prevention and the National Institutes of Health, which is expected to impact the FDA’s ability to review and approve new medicines and conduct necessary inspections. The HHS has also proposed a potential major reorganization of the FDA by consolidating product centers for drugs, biologics, devices, tobacco and veterinary medicine, which regulates different product types under distinct rules and regulations and operates under different review processes and timelines for product approval. In addition, government funding of the FDA, SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

As of May 5, 2025, we had 352 employees. To manage our anticipated future growth and focus in the neurological and immunological fields, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these activities. Due to our limited resources, we may not be able to effectively manage the expansion and shift of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage our transition to a strategy primarily focused on the neurological and immunological fields, our expenses may increase more than expected our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and changes to our business.

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

Following the change in U.S. administration, there is uncertainty regarding future U.S. policies and legislative and regulatory changes related to taxation and importation, including the imposition of tarrifs, which could adversely impact the global economy and our operating results. To the extent that future U.S. tax policy changes have a negative impact on us, including as a result of related uncertainty, these changes could adversely impact our business, results of operations and financial position.

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

●	period-to-period fluctuations in our revenues and other results of operations;
●	failure to meet our revenue projections or guidance;
●	changes in financial estimates by securities analysts;
●	our repurchase of shares of our common stock pursuant to our share repurchase program;
●	sales of our common stock by us; and
●	the occurrences of any of the other risks described in this Quarterly Report on Form 10-Q.

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

Our reputation and the reputation of our brands, including the perception held by our customers, end-users, business partners, investors, other key stakeholders and the communities in which we do business are influenced by various factors. The impact of environmental, social and governance (“ESG”) regulations and policies may change customer preferences, demands and requirements, and if we are not able to meet changing expectations, our ability to compete may be adversely affected and our reputation or the reputation of our brands may suffer. Such damage to our reputation and the reputation of our brands may negatively impact our business, financial condition and results of operations. In addition, negative or inaccurate postings or comments on social media or networking websites about the Company or our brands could generate adverse publicity that could damage our reputation or the reputation of our brands. If we are unable to effectively manage real or perceived issues, including concerns about product quality, safety, corporate social responsibility or other ESG matters, sentiments toward the Company or our products could be negatively impacted, and our financial results could suffer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
January 2025	99,835	$30.13	99,835	$88,231,912
(January 1st to January 31st, 2025)
February 2025	94,860	$31.28	94,860	$85,264,191
(February 1st to February 28th, 2025)
March 2025	5,000	$29.28	5,000	$85,117,780
(March 1st to March 31st, 2025)
Total	199,695	$30.23	199,695	$85,117,780

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

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2025.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2025.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2025.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2025.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: May 9, 2025	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer