Form 10-Q
period 2025-06-30
TG THERAPEUTICS, INC.
filed 2025-08-08
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☒

There were 158,665,613 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 5, 2025.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2025

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10Q contain forward looking statements. All statements other than statements of historical facts may constitute forward-looking statements. We intend such forward-looking statements to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these words or other comparable terminology, although not all forward-looking statements contain these identifying words.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about:

●

our ability to obtain and maintain regulatory approvals for our product candidates, including azercabtagene zapreleucel (azer-cel), and our ability to maintain regulatory approval of BRIUMVI® (ublituximab-xiiy) 150 mg/6 mL Injection for intravenous therapy for the treatment of relapsing forms of multiple sclerosis (RMS) or any other future indication in the United States (U.S.), the European Union (EU), the United Kingdom (UK), Switzerland, Australia, and other jurisdictions;

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

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. You should refer to the “Risk Factors” section in this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. We caution you not to rely unduly on any forward-looking statements.

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

●	We face substantial competition, which may result in others commercializing drugs before or more successfully than we do, resulting in the reduction or elimination of our commercial opportunity.
●	BRIUMVI, as well as any products that we are able to commercialize in the future, may become subject to unfavorable pricing regulations or third-party payor coverage and reimbursement policies, which would harm our business.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any drug candidates that we may develop.

Risks Related to our Financial Position and Need for Additional Capital

●	We have incurred significant operating losses since our inception, and we may incur losses in the future.
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

●

Any product for which we obtain marketing approval, including BRIUMVI, could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.

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

●

We are dependent upon our relationships with collaboration and commercialization partners to further develop, fund, manufacture and commercialize our drug products and our product candidates. If such relationships are unsuccessful, or if a collaboration or commercialization partner terminates its collaboration or commercialization agreement with us, it could negatively impact our ability to conduct our business and generate net product revenue. Failure by a collaboration or commercialization partner to perform its duties under its collaboration or commercialization agreement with us may negatively affect us.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$129,126	$179,894
Short-term investment securities	122,744	131,106
Accounts receivable, net	231,516	129,185
Inventories	155,202	110,458
Other current assets	25,374	15,716
Total current assets	663,962	566,359
Restricted cash	1,316	1,298
Long-term investment securities	28,590	808
Right of use assets	6,718	7,151
Other noncurrent assets	2,027	2,074
Total assets	$702,613	$577,690

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$134,021	$58,296
Other current liabilities	2,256	4,627
Lease liability – current portion	1,091	1,157
Deferred revenue - current portion	23,911	11,414
Accrued compensation	10,610	15,185
Total current liabilities	171,889	90,679
Deferred revenue, non-current portion	1,667	12,085
Loan payable – non-current	245,037	244,429
Lease liability – non-current	7,588	8,133
Total liabilities	$426,181	355,326
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share (190,000,000 and 175,000,000 shares authorized, 158,786,335 and 156,204,159 shares issued, 158,025,237 and 155,836,256 shares outstanding at June 30, 2025 and December 31, 2024, respectively)	$159	156
Additional paid-in capital	1,794,212	1,760,396
Treasury stock, at cost, 761,098 and 367,903 shares at June 30, 2025 and December 31, 2024, respectively	(21,992)	(8,994)
Accumulated deficit	(1,495,947)	(1,529,194)
Total stockholders’ equity	276,432	222,364
Total liabilities and stockholders’ equity	$702,613	$577,690

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$138,843	$72,596	$258,498	$123,084
License, milestone, royalty and other revenue	2,305	870	3,506	13,855
Total revenue	$141,148	73,466	$262,004	$136,939

Costs and expenses:
Cost of revenue	18,938	8,304	34,479	13,745
Research and development:
Noncash compensation	4,318	2,520	7,649	4,972
Other research and development	27,464	15,036	70,495	45,306
Total research and development	31,782	17,556	78,144	50,278

Selling, general and administrative:
Noncash compensation	12,044	6,962	23,684	13,848
Other selling, general and administrative	43,541	31,828	82,232	59,522
Total selling, general and administrative	55,585	38,790	105,916	73,370

Total costs and expenses	106,305	64,650	218,539	137,393

Operating income (loss)	34,843	8,816	43,465	(454)

Other expense (income):
Interest expense	6,716	3,977	13,473	6,265
Other income	(2,793)	(1,712)	(6,396)	(2,592)
Total other expense, net	3,923	2,265	7,077	3,673

Net income (loss) before taxes	$30,920	$6,551	$36,388	$(4,127)
Income tax benefit (expense)	(2,733)	328	(3,141)	299
Net income (loss)	$28,187	$6,879	$33,247	$(3,828)

Net income (loss) per common share:
Basic	$0.19	$0.05	$0.23	$(0.03)
Diluted	$0.17	$0.04	$0.20	$(0.03)

Weighted-average shares of common stock outstanding
Basic	146,739,833	144,727,482	146,708,980	145,464,255
Diluted	162,559,404	159,423,571	162,528,551	145,464,255

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2024	151,465,598	$151	$1,713,162	41,309	$(234)	$(1,552,577)	$160,502
Issuance of common stock in connection with exercise of options	2,500	—	10	—	—	—	10
Issuance of restricted stock	3,304,468	4	(4)	—	—	—	—
Forfeiture of restricted stock	(165,514)	—	—	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	10,304	—	—	—	10,304
Net loss	—	—	—	—	—	(10,707)	(10,707)
Balance at March 31, 2024	154,607,052	155	1,723,472	41,309	(234)	(1,563,284)	160,109
Issuance of common stock in connection with exercise of options	27,250	*	135	—	—	—	135
Issuance of restricted stock	332,138	*	—	—	—	—	—
Forfeiture of restricted stock	(92,593)	*	—	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	10,445	—	—	—	10,445
Net income	—	—	—	—	—	6,879	6,879
Balance at June 30, 2024	154,873,847	155	1,734,052	41,309	(234)	(1,556,405)	177,568

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2025	156,204,159	$156	$1,760,396	367,903	$(8,994)	$(1,529,194)	222,364
Issuance of common stock in connection with exercise of options	5,000	*	20	—	—	—	21
Issuance of restricted stock	2,547,179	2	(2)	—	—	—	—
Forfeiture of restricted stock	(20,052)	*	*	—	—	—	—
Purchase of Treasury Stock	—	—	—	199,695	(6,123)	—	(6,123)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	15,967	—	—	—	15,967
Net income				—	—	5,060	5,060
Balance at March 31, 2025	158,736,286	159	1,776,381	567,598	(15,117)	(1,524,134)	237,289
Issuance of common stock in connection with exercise of options	46,650	*	432	—	—	—	432
Issuance of restricted stock	176,467	*	*	—	—	—	—
Forfeiture of restricted stock	(173,068)	*	*	—	—	—	—
Purchase of Treasury Stock		—	—	193,500	(6,875)	—	(6,875)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	17,399	—	—	—	17,399
Net income	—	—		—	—	28,187	28,187
Balance at June 30, 2025	158,786,335	159	1,794,212	761,098	(21,992)	(1,495,947)	276,432

*Amount less than one thousand dollars

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$33,247	$(3,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock compensation expense	31,333	18,820
Depreciation and amortization	21	48
Amortization of premium (discount) on investment securities	(2,619)	(3,470)
Amortization of debt issuance costs	608	1,278
Amortization of leasehold interest	94	106
Noncash change in lease liability and right of use asset	885	905
Change in fair value of equity investments	285	178
Change in fair value of notes payable	149	24
Changes in assets and liabilities:
Increase in inventory	(42,710)	(39,491)
(Increase) decrease in other current assets	(9,887)	2,540
Increase in accounts receivable	(102,331)	(32,515)
Increase in accounts payable and accrued expenses	71,150	49,181
Decrease in lease liabilities	(1,061)	(1,193)
(Decrease) increase in other current liabilities	(2,370)	3,646
Increase in deferred revenue	1,927	1,100
Net cash used in operating activities	(21,279)	(2,671)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of held-to-maturity securities	129,750	144,900
Investment in held-to-maturity securities	(145,359)	(151,265)
Investment in equity investments	(1,250)	(1,125)
Purchases of Property, Plant and Equipment	(67)	—
Net cash used in investing activities	(16,926)	(7,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	453	145
Purchase of treasury stock	(12,998)	—
Net cash (used in) provided by financing activities	(12,545)	145

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(50,750)	(10,016)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	181,192	94,218

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$130,442	$84,202

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$129,126	$82,910
Restricted cash	1,316	1,292
Total cash, cash equivalents and restricted cash	$130,442	$84,202

Cash paid for:
Interest	$12,240	$4,936
Income taxes	$5,077	$—

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

TG Therapeutics is a fully-integrated, commercial stage, biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell diseases. In addition to a research pipeline including several investigational medicines, TG has received approval from the FDA for BRIUMVI (ublituximab-xiiy) for the treatment of adult patients with relapsing forms of multiple sclerosis (RMS), to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults, as well as approval by the European Commission (EC), the Medicines and Healthcare Products Regulatory Agency (MHRA), Swissmedic, and Australia’s Therapeutic Goods Administration (TGA) for BRIUMVI to treat adult patients with RMS who have active disease defined by clinical or imaging features. We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024. The accompanying condensed balance sheet as of  December 31, 2024 has been derived from these statements. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Liquidity and Capital Resources

While we recently began generating net income, we have incurred significant operating losses since our inception. BRIUMVI first became commercially available in the United States in January of 2023, and ex-US through our partner Neuraxpharm, in February 2024. Even with the commercialization of BRIUMVI and the possible future commercialization of our other drug candidates, we may not realize continued profitability. During the six months ended June 30, 2025, we generated $262.0 million in revenue. Historically, substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities to date. Our future operating results, profitability and other financial results may fluctuate from period to period, and we will need to generate significant revenues to maintain profitability and/or positive cash flow on a sustained basis. As of June 30, 2025, we have an accumulated deficit of approximately $1.5 billion.

As of  June 30, 2025, we had $278.9 million in cash and cash equivalents, and investment securities. We anticipate that our cash, cash equivalents, and investment securities, combined with projected future revenues will provide sufficient liquidity for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, our commercialization efforts for BRIUMVI and the timing, design and conduct of clinical trials for our drug candidates as well as the costs associated with licensing or otherwise acquiring new product candidates. We may be dependent upon significant future financing to provide the cash necessary to execute our ongoing and future operations.

Our common stock is quoted on the Nasdaq Capital Market and trades under the symbol “TGTX.”

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 - Organization and Summary of Significant Accounting Policies to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, except as updated herein or as it relates to revenue recognition, accounts receivable, inventory, cost of revenue, equity securities, and the adoption of new accounting standards during the six months ended June 30, 2025. Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires entities to provide additional information in their tax rate reconciliation and additional disclosures about income taxes paid by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company is currently evaluating the impact of adopting this new accounting guidance.

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

Accounts Receivable

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns and chargebacks. Our contracts with customers have standard payment terms. We analyze accounts that are past due for collectability, and regularly evaluate the creditworthiness of our customers so that we can properly assess and respond to changes in their credit profiles. As of June 30, 2025, we determined an allowance for expected credit losses related to outstanding accounts receivable was currently not required as they relate to large established credit worthy customers.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per share of our common stock is calculated by dividing net income (loss) applicable to the common stock by the weighted-average number of shares of our common stock outstanding for the period. Diluted net income (loss) per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, stock options, and restricted stock, which would result in the issuance of incremental shares of common stock. The impact of these items is anti-dilutive during periods of net loss. Therefore, as a result of the Company’s net loss in the condensed consolidated statement of operations during the six months ended June 30, 2024, basic and diluted net loss per share were the same. For all other periods presented, the Company reported net income in the condensed consolidated statement of operations and as such presents the dilutive effect of potential common shares in the computation of basic and diluted earnings per share in the table below.

The following table summarizes our potentially dilutive securities at June 30, 2025 and 2024:

	As of
	June 30,
	2025	2024
Unvested restricted stock	11,270,068	9,872,652
Options	4,362,316	4,667,279
Warrants	165,214	312,272
Shares issuable upon note conversion	21,973	21,434
Total	15,819,571	14,873,637

The computation of basic and diluted EPS is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Net income (loss)	28,187	6,879	33,247	(3,828)
Weighted-average common shares outstanding	146,739,833	144,727,482	146,708,980	145,464,255
Dilutive effect of potential common shares	15,819,571	14,696,089	15,819,571	—
Weighted-average common shares outstanding assuming dilution	162,559,404	159,423,571	162,528,551	145,464,255

Net income (loss) per share - basic	0.19	0.05	0.23	(0.03)
Net income (loss) per share - diluted	0.17	0.04	0.20	(0.03)

Segment Reporting

Operating segments are defined as components of an enterprise that engage in business activities from which it  may recognize revenues and incur expenses, and for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) to allocate resources and assess performance.

The Company operates in one reportable segment, B-cell mediated disease therapy, which includes all activities related to the development and commercialization of novel treatments, including BRIUMVI, to address unmet medical needs and improve the lives of patients. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s CODM, which is its chief executive officer, who reviews and evaluates consolidated net income (loss) for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets.

NOTE 2 - REVENUE

As discussed in Note 1 - Organization and Summary of Significant Accounting Policies, revenues are recognized under guidance within ASC 606. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Total product revenue, net	$138,843	$72,596	$258,498	$123,084
License, milestone, royalty and other revenue	2,305	870	3,506	13,855
Total Revenue	$141,148	$73,466	$262,004	$136,939

Product Revenue, net

For the three and six months ended June 30, 2025, our only source of product revenue has been from U.S. sales of BRIUMVI, which we began shipping to our customers in January 2023.

As of June 30, 2025, gross-to-net accruals of approximately $16.1 million and $33.3 million are included on the condensed consolidated balance sheets within accounts receivable, net, and accounts payable and accrued expenses, respectively.

The Company primarily sells BRIUMVI through specialty distributors. The following table summarizes the customers that represent 10% or greater of gross product revenue for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Customer 1	42%	37%	41%	38%
Customer 2	25%	33%	29%	32%
Customer 3	19%	16%	17%	16%
Customer 4	13%	14%	12%	13%

The following table summarizes the customers with amounts due that represent 10% or greater of the accounts receivable associated with the Company’s product sales as of  June 30, 2025 and  December 31, 2024:

	June 30, 2025	December 31, 2024
Customer 1	40%	32%
Customer 2	19%	25%
Customer 3	25%	25%
Customer 4	15%	17%

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

NOTE 3 - INVESTMENT SECURITIES

Our short-term and long-term investment securities as of June 30, 2025 and December 31, 2024 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize our short-term and long-term investment securities at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term obligations of domestic governmental agencies (maturing between July 2025 and June 2026) (held-to-maturity)	$122,744	$5	$(24)	$122,725
Long-term obligations of domestic governmental agencies (maturing between July 2026 and May 2027) (held-to-maturity)	26,990	52	(1)	27,041
Total short-term and long-term investment securities	$149,734	$57	$(25)	$149,766

	December 31, 2024
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term obligations of domestic governmental agencies (maturing between January 2025 and December 2025) (held-to-maturity)	$131,106	$64	$—	$131,170
Total short-term investment securities	$131,106	$64	$—	$131,170

Included in long-term investments on the condensed consolidated balance sheet, are equity securities as a result of the Precision License Agreement. See Note 5 - Fair Value Measurements for a description of the Precision License Agreement and for further information on our equity investments.

NOTE 4 - INVENTORY

The following table presents our inventory as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Raw Materials	$4,119	$28,151
Work in Process	129,239	68,369
Finished Goods	21,844	13,938
Total Inventory	$155,202	$110,458

Inventory is stated at the lower of cost or net realizable value and consists of raw materials, work-in-process and finished goods. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Inventory that is used for clinical development purposes is expensed to research and development expense when consumed.

At June 30, 2025, our inventory was solely related to BRIUMVI, which was approved by the FDA in December 2022, at which time we began to capitalize costs to manufacture BRIUMVI. Prior to the FDA approval of BRIUMVI, all costs related to the manufacturing of BRIUMVI and related material were charged to research and development expense in the period incurred.

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

On a quarterly basis, the Company analyzes our inventory levels for excess quantities and obsolescence (expiration), taking into account factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf-life. At June 30, 2025, we determined that a reserve related to BRIUMVI inventory for excess quantities and obsolescence is not required. In addition, since FDA approval of BRIUMVI, the Company has not recorded any inventory write downs.

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

Upon execution of the Precision License Agreement, the Company made an upfront payment to Precision of $7.5 million, consisting of (i) $5.25 million in cash and (ii) $2.25 million (the Upfront Precision Stock Payment), as an equity investment, for the purchase of 2,920,816 shares of Precision’s common stock at a price of $0.77 per share. The Company paid a premium for the shares which was recorded in research and development expense as part of the cost of the Precision License Agreement. Precision subsequently implemented a 30-to-1 reverse stock split in February 2024.

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

All Precision shares held are recognized at fair market value as of June 30, 2025, and are classified as an equity investment and included within long-term investments on the condensed consolidated balance sheet as of June 30, 2025.

The Precision License Agreement also includes a milestone payment upon the achievement of a clinical and regulatory milestone event (Milestone Event 1). Milestone Event 1 requires the Company to make a one-time payment to Precision equal to $2.3 million (the Milestone 1 Precision Stock Payment). Upon receipt of the payment, Precision will issue to the Company shares of Precision common stock (rounded down to the nearest whole share) calculated by dividing the Milestone 1 Precision Stock Payment by 200% of the weighted average share price of the Precision common stock for the thirty (30) trading days preceding the achievement of Milestone Event 1. While Milestone Event 1 has not been achieved to date, it was recorded to research and development License Fees as part of the cost of executing the Precision License Agreement, and is classified as a forward contract liability recognized at its fair market value of $1.4 million in Other Current Liabilities on the Company’s condensed consolidated balance sheet as of  June 30, 2025, in accordance with ASC 321.

5% Notes

At the time of our merger (we were then known as Manhattan Pharmaceuticals, Inc. (Manhattan)) with Ariston Pharmaceuticals, Inc. (Ariston) in March 2010, Ariston issued $15.5 million of five-year 5% notes payable (the 5% Notes) in satisfaction of several note payable issuances. The 5% Notes and accrued and unpaid interest thereon are convertible at the option of the holder into common stock at the conversion price of $1,125 per share. We have no obligations under the 5% Notes aside from the conversion feature. The 5% Notes are recognized in other current liabilities on the Company’s consolidated balance sheet as of  June 30, 2025.

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts receivable, accounts payable and loan payable. As of June 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, restricted cash, accounts receivable, and loan and interest payable approximate their carrying value. The carrying value of the loan payable on the Company’s balance sheet is estimated to approximate its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics.

Our equity investments classified as Level 1 were valued using their respective closing stock price on the Nasdaq Stock Market. We did not experience any transfers of financial instruments between the fair value hierarchy levels during the three months ended June 30, 2025. Our forward contract liabilities classified as Level 2 were valued using Precision’s closing stock price on the Nasdaq Stock Market and our assessment of the probability of achieving Milestone Event 1. Our Level 3 instrument amounts represent the fair value of the 5% Notes and related accrued interest.

The following tables provide the fair value measurements of applicable financial assets and liabilities as of June 30, 2025 and December 31, 2024:

	Financial assets and liabilities at fair value as of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total

Equity Investments	$1,336	$—	$—	$1,336
Total Assets	$1,336	$—	$—	$1,336

Forward Contract Liabilities	$—	$1,404	$—	$1,404
5% Notes	$—	$—	$810	$810
Total Liabilities	$—	$1,404	$810	$2,214

	Financial assets and liabilities at fair value as of December 31, 2024
	Level 1	Level 2	Level 3	Total

Equity Investments	$371	—	—	371
Total Assets	$371	—	—	371

Forward Contract Liabilities	—	3,129	—	3,129
5% Notes	$—	$—	$661	$661
Total Liabilities	$—	$3,129	$661	$3,790

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

Share Repurchase Program and Treasury Stock

In August 2024, we announced that our Board of Directors (the Board) had authorized and approved a share repurchase program for up to $100 million of the currently outstanding shares of the Company’s common stock. Under the share repurchase program, we intend to repurchase shares through open market purchases, privately-negotiated transactions, block purchases or other methods in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act). For the three months ended June 30, 2025, the Company repurchased 193,500 shares of common stock at a cost of $6.9 million. As of June 30, 2025, 761,098 shares of common stock are being held in Treasury, at a cost of approximately $22.0 million, representing the fair market value on the date the shares were surrendered to the Company, mainly as part of our share repurchase program.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the 2012 Incentive Plan) was approved by stockholders in  June 2020. As of  June 30, 2025, 3,283,775 shares of restricted stock and 2,099,816 options were outstanding, and no additional shares were available to be issued under the 2012 Incentive Plan.

The TG Therapeutics, Inc. 2022 Incentive Plan (the 2022 Incentive Plan) was approved by stockholders in  June 2022 with 17,000,000 shares available to be issued. On June 12, 2025, the 2022 Incentive Plan was amended to increase the shares available to be issued from 17,000,000 to 22,000,000 (the 2022 Incentive Plan Amendment). As of  June 30, 2025, 9,486,324 shares of restricted stock and 2,262,500 options were outstanding, and up to an additional 6,567,583 shares were available to be issued under the 2022 Incentive Plan. The 2022 Incentive Plan is currently the Company's only active incentive plan.

Stock-based compensation expense included in the condensed consolidated statements of operations was $16.4 million and $9.5 million for the three months ended June 30, 2025 and 2024, respectively, and $31.3 million and $18.8 million for the six months ended June 30, 2025 and 2024. The $16.4 million and the $31.3 million for the three and six months ended June 30, 2025, respectively, is net of $1.0 million and $2.0 million of stock-based compensation expense that was capitalized into inventory, respectively.

Restricted Stock

The following table summarizes the activity for restricted stock for the six months ended June 30, 2025:

	Restricted Stock
	June 30,	June 30,
	2025	2024
Restricted stock awards outstanding, beginning of year	11,843,586	9,639,068
Changes during the year:
Granted	2,723,646	3,636,606
Vested	(1,604,013)	(1,644,884)
Expired or Forfeited	(193,120)	(258,107)
Restricted stock awards outstanding, end of period	12,770,099	11,372,683

Total stock-based compensation expense associated with restricted stock grants was $16.0 million and $8.7 million during the  three months ended June 30, 2025 and 2024, respectively, and is net of $1.0 million and $1.0 million of stock-based compensation expense that was capitalized into inventory during each of the respective periods. Total stock-based compensation expense associated with restricted stock grants was $30.5 million and $17.2 million for the six months ended June 30, 2025 and 2024, respectively, and is net of $2.0 million and $1.9 million of stock-based compensation expense that was capitalized into inventory during each of the respective periods. As of  June 30, 2025, there was approximately $68.3 million of total unrecognized compensation expense related to unvested time-based restricted stock, which is expected to be recognized over a weighted-average period of  3.0 years. This amount does  not include, as of  June 30, 2025,  1,050,000 shares of restricted stock outstanding which are milestone-based and vest upon certain corporate milestones, and  3,817,678 shares of restricted stock that vest based on market conditions. Milestone-based noncash compensation expense will be measured and recorded if and when a milestone becomes probable. Equity awards with market conditions are valued using advanced option-pricing models, such as a Monte Carlo simulation. The effect of a market condition is reflected in the award’s fair value on the grant date. Stock-based compensation expense for an award that has a market condition is recognized over the requisite service period derived from the award valuation on the grant date, even if the market condition is never satisfied. As of  June 30, 2025, there was approximately $20.4 million of total unrecognized compensation expense related to unvested milestone-based restricted stock. As of  June 30, 2025, there was approximately $46.1 million of total unrecognized compensation expense related to restricted stock with market conditions, which is expected to be recognized over a weighted-average period of 2.3 years.

Stock Options:

The following table summarizes the activity for stock options for the six months ended June 30, 2025:

	Stock Options
	June 30,	June 30,
	2025	2024
Stock options outstanding, beginning of year	4,470,216	4,697,029
Changes during the year:		—
Granted	—	—
Exercised	(51,650)	(29,750)
Expired or Forfeited	(56,250)	—
Stock options outstanding, end of period	4,362,316	4,667,279

Total stock based compensation expense associated with stock options was approximately $0.4 million and $0.8 million during the three months ended June 30, 2025 and 2024, respectively, and $0.8 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively. As of  June 30, 2025, there was approximately $1.1 million of total unrecognized compensation cost related to unvested time-based stock options, which is expected to be recognized over a weighted-average period of 0.8 years. As of  June 30, 2025, stock options outstanding include options granted to both employees and non-employees which are both time-based and milestone-based. Stock-based compensation for milestone-based options will be recorded if and when a milestone becomes probable.

Warrants

The Company’s outstanding warrants as of June 30, 2025, are warrants issued to Hercules Capital, Inc. (Hercules) as part of the prior loan agreements to purchase 115,042 and 50,172 shares of our common stock with exercise prices of $17.95 and $14.70, respectively. Please see Note 7 for more information on our loan agreement with Hercules.

NOTE 7 - LOAN PAYABLE

In August 2024, the Company entered into a term loan facility of $250 million (the Initial Term Loan) with Blue Owl Capital Corporation, as administrative agent (the Administrative Agent), HealthCare Royalty and Blue Owl Capital under the Financing Agreement (as defined below). The Company repaid all outstanding principal and accrued interest and fees under the prior loan agreement with Hercules (such repayment, the Refinancing), which Refinancing was funded with the proceeds of the Initial Term Loan. The agreement with Hercules was effectively terminated, and all guarantees and liens granted thereunder were released upon the consummation of the Refinancing.

The Initial Term Loan is governed by a financing agreement (the Financing Agreement), which provides for (i) a single draw of the Initial Term Loan on the New Closing Date and (ii) an uncommitted additional facility in an aggregate principal amount of up to $100 million. The Initial Term Loan will mature on  August 2, 2029 (the Term Loan Maturity Date). The Initial Term Loan accrues interest at a per annum rate of interest equal to an applicable margin plus, at the Company’s option, either (a) at a base rate determined by reference to the highest of (1) the prime rate published by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) Term SOFR, plus 1.00% or (b) Term SOFR, which, shall be no less than 1.00%. The applicable margin for borrowings of the Initial Term Loan is determined on a quarterly basis by reference to a pricing grid based on the achievement of US Net Sales (as defined in the Financing Agreement) for the most recently completed four consecutive fiscal quarters of the Company and its Subsidiaries (as defined in the Financing Agreement). The pricing grid commences at 5.50% for SOFR borrowings and 4.50% for base rate borrowings and is subject to a 25 basis point step-down upon achievement of a specified US Net Sales threshold. The Initial Term Loan requires scheduled quarterly amortization payments, commencing with the fiscal quarter ending  June 30, 2028, in an amount equal to $12.5 million, with the balance due and payable on the Term Loan Maturity Date; provided that such amortization payments  may be deferred to the Term Loan Maturity Date upon the achievement of a Total Net Leverage Ratio (as defined in the Financing Agreement) that is less than or equal to an agreed threshold.

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

The Company incurred total financing and upfront costs of $6.0 million related to the Initial Term Loan which are recorded as debt issuance costs and debt discount costs and as an offset to loan payable on the Company’s consolidated balance sheet. The debt issuance and debt discount costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and will be included in interest expense in the Company’s consolidated statements of operations. Amortization of debt issuance and debt discount costs was $0.6 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, the remaining unamortized balance of debt issuance and discount costs was approximately $5.0 million.

The loan payable balance of the Initial Term Loan as of June 30, 2025, is as follows:

	The Initial Term Loan	The Initial Term Loan
	June 30,	December 31,
(in thousands)	2025	2024
Loan payable	$250,000	$250,000
Add: Accreted Liability of final payment fee	—	—
	250,000	250,000
Less: unamortized debt issuance and debt discount costs	(4,963)	(5,571)
	245,037	244,429
Less: principal payments	—	—
Total loan payable	245,037	244,429
Less: current portion	—	—
Loan payable non-current	$245,037	$244,429

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

In October 2021, we finalized a five-year lease for office space in North Carolina (the NC Lease). We approximate an average annual rental obligation of $0.2 million under the NC Lease. We incurred rental expense of less than $0.1 million for the six months ended June 30, 2025.

The present values of our lease liability and corresponding Right-of-Use (ROU) asset are $8.7 million and $6.7 million, respectively, as of June 30, 2025. Our leases have remaining lease terms of two to six years. One lease has a renewal option to extend the lease for an additional term of two years. The following components of lease expense are included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$474	$551	$978	$1,151
Net lease cost	$474	$551	$978	$1,151

As of June 30, 2025, the weighted-average remaining operating lease term was 5.2 years and the weighted-average discount rate for operating leases was 10.07%. Cash paid for amounts included in the measurement of operating lease liabilities during the six months ended June 30, 2025 was $1.1 million. The balance sheet classification of lease liabilities was as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Liabilities
Lease liability current portion	$1,091	$1,157
Lease liability non-current	7,588	8,133
Total lease liability	$8,679	$9,290

As of June 30, 2025, the maturities of lease liabilities were as follows:

Operating
(in thousands)	leases
Remainder of 2025	$1,037
2026	2,080
2027	1,913
2028	1,827
2029	1,827
After 2030	2,889
Total lease payments	11,573
Less: interest	(2,894)
Present value of lease liabilities(*)	$8,679

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

LFB Group is eligible to receive royalty payments on net sales of ublituximab at a royalty rate that escalates from mid-single digits to high-single digits. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or fifteen years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party. During the three and six months ended June 30, 2025, the Company recorded $14.2 million and $26.2 million, respectively, related to the worldwide royalty due under the LFB License Agreement in cost of revenue. As of June 30, 2025, $14.2 million in royalties payable under the LFB License Agreement remain outstanding in accounts payable and accrued expenses.

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

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or fifteen years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which we will have certain ongoing responsibilities under the sublicense agreement. We recorded license revenue of approximately $38,000 for each of the three months ended June 30, 2025 and 2024. At June 30, 2025 and December 31, 2024, we have deferred revenue of approximately $0.1 million and $0.2 million, respectively, associated with this $2.0 million payment.

We may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to us on net sales of ublituximab in the sublicense territory.

Neuraxpharm Commercialization Agreement

In July 2023, the Company entered into the Commercialization Agreement with Neuraxpharm. The Company granted Neuraxpharm the exclusive right to commercialize BRIUMVI in certain territories outside the United States, Canada, and Mexico, the commercialization rights for which had been previously retained by the Company, thus, and excluding certain Asian countries subject to previously existing partnerships. Under the terms of the Commercialization Agreement, the Company received a one-time, non-refundable payment of $140.0 million upon contract execution and a $12.5 million milestone payment upon the first key market commercial launch in the EU. The Company is eligible to receive up to an additional $492.5 million in milestone-based payments on achievement of certain launch and commercial milestones. In addition, TG will receive tiered double-digit royalties on net product sales up to 30%. During the three and six months ended June 30, 2025 and 2024, royalty revenue of $1.1 million and $1.7 million, respectively, was recognized.

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

The arrangement also provides Neuraxpharm with the right to make optional purchases of BRIUMVI (the Supply of Licensed Product). These optional purchases are accounted for as a separate contract when the right to purchase BRIUMVI is exercised. The consideration for optional purchases of BRIUMVI by Neuraxpharm approximates the price that a customer in the Territory would be willing to pay for these goods. The performance obligation related to the Supply of Licensed Product is met when control of the product passes to Neuraxpharm. The consideration received from Neuraxpharm for the supply of BRIUMVI will be recognized by the Company as a component of product revenue, net. As of June 30, 2025, the Company has an unconditional right to receive $1.5 million in consideration from Neuraxpharm related to the performance obligation to supply BRIUMVI, that is recorded as accounts receivable, net. The related performance obligation to supply BRIUMVI has not yet been satisfied, and therefore, as of June 30, 2025, $25.5 million has been recorded as deferred revenue. The Company will reevaluate the consideration received, and performance obligations satisfied, at the end of each reporting period. Such reevaluations may result in a change to the amount of product revenue, net, recognized and deferred revenue.

Azer-cel

In January 2024, the Company and its wholly-owned subsidiary, TG Cell Therapy, Inc., entered into the Precision License Agreement with Precision, pursuant to which Precision granted the Company certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize Precision’s allogeneic CAR T therapy azercabtagene zapreleucel (azer-cel) for the treatment of autoimmune and other non-oncology diseases and conditions.

Pursuant to the Precision License Agreement, the Company made an upfront payment to Precision of $7.5 million, consisting of (i) $5.25 million in cash and (ii) $2.25 million, as an equity investment, for the purchase of 2,920,816 shares of Precision’s common stock at a price of $0.77 per share. In January 2025, within 12 months of the Precision License Agreement, the Company made a deferred payment of $2.5 million to Precision consisting of an equity investment in Precision’s common stock at a 100% premium to the 30-day volume-weighted average price (the 30-day VWAP) prior to purchase. Upon receipt of such payment, Precision issued to the Company 220,712 shares of Precision common stock. Upon achievement of certain near-term clinical or time-based milestones, the Company will make a $7.5 million payment to Precision, a portion of which will also be an equity investment in Precision’s common stock at a 100% premium to the 30-day VWAP prior to purchase. Precision will be eligible to receive up to $288 million in additional milestone payments based on the achievement of certain clinical, regulatory, and commercial milestones. In addition, the Company is obligated to pay Precision high-single-digit to low-double-digit royalties on net sales of the licensed product on a country-by-country basis until the latest to occur of patent expiration, loss of regulatory exclusivity, and a period of ten years following the first commercial sale of the licensed product in such country. As of June 30, 2025, none of the near-term clinical milestones have been achieved.

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

NOTE 10 - RELATED PARTY TRANSACTIONS

In July 2015, we entered into a Shared Services Agreement (the Shared Services Agreement) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. The Shared Services Agreement requires us to pay our respective share of services utilized. In connection with the Shared Services Agreement, we incurred expenses of approximately $0.8 million and $0.9 million for the six months ended June 30, 2025 and 2024, respectively, primarily related to shared personnel. Mr. Weiss, our Chairman and Chief Executive Officer, also serves as a director and Executive Vice Chairman, Strategic Development of FBIO.

Please refer to Note 8 – Leases for details regarding the Office Agreement with FBIO.

NOTE 11 - INCOME TAXES

For the six months ended June 30, 2025 and 2024, the Company recorded income tax expense of $3.1 million and income tax benefit of $0.3 million, respectively. The effective tax rates for the six months ended June 30, 2025 and 2024 were 8.6% and 7.2%, respectively. For the six months ended June 30, 2025, the effective tax rate differs from the federal statutory rate primarily due state income taxes, research and development tax credit and change in valuation allowance. For the six months ended June 30, 2024, the effective tax rate differs from the federal statutory rate primarily due to state income taxes and research and development credit.

For the three months ended  June 30, 2025 and 2024, the Company recorded income tax expense of $2.7 million and income tax benefit of $0.3 million, respectively. The effective tax rates for the three months ended June 30, 2025 and 2024 were 8.8% and (5.0)%, respectively. For the three months ended June 30, 2025 and 2024, the effective tax rate differs from the federal statutory rate primarily due state income taxes, research and development tax credit, non-deductible officer compensation and change in valuation allowance.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact the Company. As the legislation was not signed into law until the Company’s third quarter of 2025, the impacts are not included in its operating results for the three and six months ended June 30, 2025. The Company plans to evaluate the impact of the newly enacted tax law, including its impact on the Company’s forecasted annual effective tax rate in subsequent periods as required.

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

OVERVIEW

TG Therapeutics is a fully-integrated, commercial stage, biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell diseases. In addition to a research pipeline including several investigational medicines, TG has received approval from the FDA for BRIUMVI (ublituximab-xiiy) for the treatment of adult patients with relapsing forms of multiple sclerosis (RMS), to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults, as well as approval by the European Commission (EC), the Medicines and Healthcare Products Regulatory Agency (MHRA), Swissmedic, and Australia’s Therapeutic Goods Administration (TGA) for BRIUMVI to treat adult patients with RMS who have active disease defined by clinical or imaging features. We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

OUR PRODUCTS

We currently license worldwide development and commercial rights, subject to certain limited geographical restrictions, for all of our products under development. The following table summarizes the current clinical trial status for our lead drug candidates as of July 2025.

Clinical Drug Candidate: (molecular target)	Initial Target Disease	Stage/Status of Development
Ublituximab IV (anti-CD20 mAb)	RMS	APPROVED
Ublituximab Subcutaneous (anti-CD20 mAb)	RMS	Phase 3 pending initiation of patient enrollment
Azer-cel	Progressive Forms of Multiple Sclerosis	Phase 1

BRIUMVI (ublituximab-xiiy) Overview

BRIUMVI is an anti-CD20 monoclonal antibody that can be administered to adults with RMS in a one-hour infusion every 24 weeks, following the starting dose. BRIUMVI received approval from the FDA primarily based on results from the ULTIMATE I and ULTIMATE II Phase 3 trials. Each trial was an independent global, randomized, multi-center, double-blinded, double-dummy, active-controlled study comparing the efficacy and safety/tolerability of BRIUMVI (450mg dose administered by one-hour intravenous infusion every 6 months, following a day 1 infusion of 150mg over four hours and a day 15 infusion of 450mg over one hour) versus teriflunomide (14mg oral tablets taken once daily) in subjects with RMS.

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

●	On August 22, 2022, the full results from the ULTIMATE I & II trials were published in the New England Journal of Medicine.
●	On February 27, 2024, we announced the issuance of three additional patents by the United States Patent and Trademark Office (USPTO) for BRIUMVI, which extended patent protection through 2042.
●	Additional data sets from the ULTIMATE I & II Phase 3 trials continue to be presented at major medical meetings, including five year long term data which was presented for the first time at the 2024 ECTRIMS meeting in September 2024, and updated data from the ENHANCE Phase 3b trial evaluating RMS patients who switch from an IV anti-CD20 therapy to BRIUMVI and evaluating a shorter infusion time of as low as 30 minutes for BRIUMVI.
●	In August 2025, we announced patient enrollment commenced into a randomized Phase 3 pivotal program to evaluate a consolidated Day 1 and Day 15 dosing regimen for IV BRIUMVI in the ongoing ENHANCE trial.

U.S. Commercialization of BRIUMVI

In December 2022, we announced the FDA approval of BRIUMVI for the treatment of RMS, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults, primarily based on results from the ULTIMATE I & II Phase 3 trials. On January 26, 2023, we announced the U.S. commercial launch of BRIUMVI, making it available to physicians and patients.

Ex-U.S. Commercialization of BRIUMVI

In June 2023, we announced that the EC granted approval of BRIUMVI for the treatment of adult patients with RMS who have active disease defined by clinical or imaging features. With this approval, the centralized marketing authorization is valid in all EU member states, Iceland, Norway and Liechtenstein.

In August 2023, we announced an agreement with Neuraxpharm Pharmaceuticals, S.L. (Neuraxpharm), a leading European specialty pharmaceutical company focused on the treatment of CNS disorders, for the Ex-U.S. commercialization of BRIUMVI (Commercialization Agreement). Under the terms of the Commercialization Agreement, we received an upfront payment of $140 million, and $12.5 million upon launch in the first EU country (February 2024) and up to an additional $492.5 million in milestone-based payments on achievement of certain launch and commercial milestones. The total deal is valued at up to $645 million in upfront and milestone payments. In addition, we will receive tiered double-digit royalties on net product sales up to 30%. In exchange, Neuraxpharm will have the exclusive right to commercialize BRIUMVI in territories outside the U.S., Canada and Mexico, which are retained by TG, and excluding certain Asian countries of which the Company previously partnered.

In February 2024, we announced the commercial launch of BRIUMVI in the EU by Neuraxpharm, with BRIUMVI made available for commercial sale in Germany, and is now commercially available in several other countries in the European Union, and United Kingdom. BRIUMVI is now also approved in Switzerland and Australia.

Subcutaneous BRIUMVI (ublituximab) Overview

In August 2024, we announced the initiation of a Phase 1 clinical trial evaluating subcutaneous BRIUMVI (ublituximab) in patients with RMS.

In August 2025 we announced the Phase 3 pivotal program will evaluate two dosing schedules, every other month and quarterly, compared to IV BRIUMVI in patients with relapsing forms of MS. The primary endpoint is to demonstrate non-inferior exposure between subcutaneous dosing and our approved IV dosing, and patient enrollment is set to commence in the coming weeks.

In January 2025, we announced the first patients with myasthenia gravis (MG) have been enrolled in a clinical trial evaluating ublituximab.

Azercabtagene Zapreleucel (azer-cel)

Azer-cel is an allogeneic (off-the-shelf) CD19-directed CAR T cell therapy under development by the Company for autoimmune diseases. Made from donor-derived T cells modified using a proprietary ARCUS genome editing technology, azer-cel recognizes the well characterized B-cell surface protein CD19, an important and validated target in several B-cell cancers and autoimmune diseases. Azer-cel is designed to minimize graft-versus-host disease (GvHD), a significant complication associated with other donor-derived, cell-based therapies. In August 2024, we announced FDA clearance of the IND for azer-cel for the treatment of progressive forms of MS. In August 2025, we announced the first patient with progressive multiple sclerosis has been dosed with azer-cel in a Phase 1 trial.

For more information, please refer to our Annual Report on Form 10-K for the quarter and year ended December 31, 2024.

RESULTS OF OPERATIONS

The following table summarizes the results of operations for the three months ended June 30, 2025 and 2024:

	Three months ended
	June 30,
(in thousands)	2025	2024
Product revenue, net	$138,843	$72,596
License, milestone, royalty and other revenue	2,305	870
Total Revenue	$141,148	$73,466

Costs and expenses:
Cost of revenue	18,938	8,304
Research and development:
Noncash compensation	4,318	2,520
Other research and development	27,464	15,036
Total research and development	31,782	17,556

General and administrative:
Noncash compensation	12,044	6,962
Other selling, general and administrative	43,541	31,828
Total general and administrative	55,585	38,790

Total costs and expenses	106,305	64,650

Interest expense	6,716	3,977
Other income	(2,793)	(1,712)
Total other expense, net	3,923	2,265

Net income (loss) before taxes	30,920	6,551
Income tax benefit (expense)	(2,733)	328
Net income (loss)	$28,187	$6,879

Product Revenue, Net. Product revenue, net was approximately $138.8 million for the three months ended June 30, 2025, compared to $72.6 million for the three months ended June 30, 2024. Product revenue, net for both the three months ended June 30, 2025 and June 30, 2024 consisted of net product sales of BRIUMVI in the United States. The increase in product revenue, net is a result of greater market penetration.

License, Milestone, Royalty and Other Revenue. License, milestone, royalty and other revenue was $2.3 million for the three months ended June 30, 2025 and $0.9 million for the three months ended June 30, 2024. License, milestone, royalty and other revenue for the three months ended June 30, 2025 is comprised of $1.2 million of consideration received for development and regulatory activities performed on behalf of Neuraxpharm in accordance with the Commercialization Agreement and $1.1 million of royalty revenue recognized under the Commercialization Agreement with Neuraxpharm (see Note 2 - Revenue for more information). License, milestone, royalty and other revenue for the three months ended June 30, 2024 is primarily comprised of consideration received for development and regulatory activities performed on behalf of Neuraxpharm in accordance with the Commercialization Agreement (see Note 2 - Revenue for more information).

Cost of Revenue. Cost of revenue for the three months ended June 30, 2025 was $18.9 million compared to approximately $8.3 million for the three months ended June 30, 2024. Cost of revenue for both the three months ended June 30, 2025 and June 30, 2024 consists primarily of royalties owed to our licensing partner for BRIUMVI sales, third-party manufacturing, distribution and overhead costs. A portion of the manufacturing costs of BRIUMVI sold during the quarter ending June 30, 2024 was expensed as research and development prior to the FDA approval of BRIUMVI and therefore it is not reflected in the cost of revenue. We depleted these inventories during the quarter ending March 31, 2025; therefore, the cost of revenue for BRIUMVI increased modestly in relation to product revenues during the three months ended June 30, 2025.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $4.3 million for the three months ended June 30, 2025, as compared to $2.5 million during the comparable period ended June 30, 2024. The modest increase in noncash compensation expense was primarily due to an increase in headcount and stock price at which equity awards were granted during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Other Research and Development Expense. Other research and development expense was $27.5 million for the three months ended June 30, 2025, as compared to $15.0 million during the three months ended June 30, 2024. The increase in research and development expense during the three months ended June 30, 2025 was primarily due to an increase in manufacturing expense in connection with our ublituximab subcutaneous development work during the period ended June 30, 2025, as well as increased clinical trial related expenses pertaining to our clinical pipeline, and increased personnel costs.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $12.0 million for the three months ended June 30, 2025, as compared to $7.0 million during the comparable period ended June 30, 2024. The increase in noncash compensation expense was primarily due to greater recognition of noncash compensation expense for market-based awards during the three months ended June 30, 2025.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses totaled $43.5 million for the three months ended June 30, 2025, as compared to $31.8 million during the comparable period ended June 30, 2024. The increase was primarily due to other selling, general and administrative costs, including marketing personnel and external costs associated with the commercialization of BRIUMVI during the three months ended June 30, 2025.

Interest Expense. Interest expense totaled $6.7 million for the three months ended June 30, 2025, as compared to $4.0 million for the three months ended June 30, 2025. The increase is mainly due to increased interest expense pertaining to the Initial Term Loan with Blue Owl during the period ended June 30, 2025 (see Note 7 - Loan Payable for more information).

Other Income. Other income totaled $2.8 million for the three months ended June 30, 2025, as compared to $1.7 million during the comparable period ended June 30, 2024. The increase is mainly due to higher interest income received from our investments during the period.

The following table summarizes the results of operations for the six months ended June 30, 2025 and 2024:

	Six months ended
	June 30,
(in thousands)	2025	2024
Product revenue, net	$258,498	$123,084
License, milestone, royalty and other revenue	3,506	13,855
Total Revenue	$262,004	$136,939

Costs and expenses:
Cost of revenue	34,479	13,745
Research and development:
Noncash compensation	7,649	4,972
Other research and development	70,495	45,306
Total research and development	78,144	50,278

General and administrative:
Noncash compensation	23,684	13,848
Other selling, general and administrative	82,232	59,522
Total general and administrative	105,916	73,370

Total costs and expenses	218,539	137,393

Interest expense	13,473	6,265
Other income	(6,396)	(2,592)
Total other expense, net	7,077	3,673

Net income before taxes	36,388	(4,127)
Income tax benefit (expense)	(3,141)	299
Net income	$33,247	$(3,828)

Product Revenue, Net. Product revenue, net was approximately $258.5 million for the six months ended June 30, 2025, compared to $123.1 million for the six months ended June 30, 2024. Product revenue, net for both the six months ended June 30, 2025 and June 30, 2024 consisted of net product sales of BRIUMVI in the United States. The increase in product revenue, net is a result of greater market penetration.

License, Milestone, Royalty and Other Revenue. License, milestone, royalty and other revenue was $3.5 million for the six months ended June 30, 2025 and $13.9 million for the six months ended June 30, 2024. License, milestone, royalty and other revenue for the six months ended June 30, 2025 is primarily comprised $1.8 million of consideration received for development and regulatory activities performed on behalf of Neuraxpharm in accordance with the Commercialization Agreement and $1.7 million of royalty revenue recognized under the Commercialization Agreement with Neuraxpharm (see Note 2 - Revenue for more information). License, milestone, royalty and other revenue for the six months ended June 30, 2024 is predominantly comprised of recognition of the one-time $12.5 million milestone payment under the Commercialization Agreement for the first key market commercial launch of BRIUMVI in the EU.

Cost of Revenue. Cost of revenue for the six months ended June 30, 2025 was $34.5 million compared to approximately $13.7 million for the six months ended June 30, 2024. Cost of revenue for both the six months ended June 30, 2025 and June 30, 2024 consists primarily of royalties owed to our licensing partner for BRIUMVI sales, third-party manufacturing, distribution and overhead costs. A portion of the manufacturing costs of BRIUMVI sold through the middle of the quarter ending March 31, 2025 was expensed as research and development prior to the FDA approval of BRIUMVI and therefore it is not reflected in the cost of revenue. We depleted these inventories during the quarter ending March 31, 2025; therefore, the cost of revenue for BRIUMVI increased modestly in relation to product revenues during the six months ended June 30, 2025.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $7.6 million for the six months ended June 30, 2025, as compared to $5.0 million during the comparable period ended June 30, 2024. The modest increase in noncash compensation expense was primarily due to an increase in headcount and stock price at which equity awards were granted during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Other Research and Development Expense. Other research and development expense was $70.5 million for the six months ended June 30, 2025, as compared to $45.3 million during the six months ended June 30, 2024. The increase in research and development expense during the six months ended June 30, 2025 was primarily due to an increase in manufacturing expense in connection with our ublituximab subcutaneous development work during the period ended June 30, 2025.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $23.7 million for the six months ended June 30, 2025, as compared to $13.8 million during the comparable period ended June 30, 2024. The increase in noncash compensation expense was primarily due to greater recognition of noncash compensation expense for market-based awards during the six months ended June 30, 2025.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses totaled $82.2 million for the six months ended June 30, 2025, as compared to $59.5 million during the comparable period ended June 30, 2024. The increase was primarily due to other selling, general and administrative costs, including marketing personnel and external costs associated with the commercialization of BRIUMVI during the six months ended June 30, 2025.

Interest Expense. Interest expense totaled $13.5 million for the six months ended June 30, 2025, as compared to $6.3 million for the six months ended June 30, 2024. The increase is mainly due to increased interest expense pertaining to the Initial Term Loan with Blue Owl during the period ended June 30, 2025 (see Note 7 - Loan Payable for more information).

Other Income. Other income totaled $6.4 million for the six months ended June 30, 2025, as compared to $2.6 million during the comparable period ended June 30, 2024. The increase is mainly due to higher interest income received from our investments during the period.

LIQUIDITY AND CAPITAL RESOURCES

While we recently began generating net income, we have incurred significant operating losses since our inception. BRIUMVI first became commercially available in the United States in January of 2023, and ex-US through our partner Neuraxpharm, in February 2024. Even with the commercialization of BRIUMVI and the possible future commercialization of our other drug candidates, we may not realize continued profitability. During the six months ended June 30, 2025, we generated $262.0 million in revenue. Historically, substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities to date. Our future operating results, profitability and other financial results may fluctuate from period to period, and we will need to generate significant revenues to maintain profitability and/or positive cash flow on a sustained basis. As of June 30, 2025, we have an accumulated deficit of approximately $1.5 billion.

As of June 30, 2025, we had $278.9 million in cash and cash equivalents, and investment securities. We anticipate that our cash, cash equivalents, and investment securities, combined with projected future revenues will provide sufficient liquidity for more than a twelve-month period from the date of filing this Quarterly Report on Form 10-Q. The actual amount of cash that we will need to operate is subject to many factors, including, but not limited to, our commercialization efforts for BRIUMVI and the timing, design and conduct of clinical trials for our drug candidates as well as the costs associated with licensing or otherwise acquiring new product candidates. We may be dependent upon significant future financing to provide the cash necessary to execute our ongoing and future operations.

Discussion of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	Six months ended
	June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(21,279)	$(2,671)
Net cash used in investing activities	$(16,926)	$(7,490)
Net cash (used in) provided by financing activities	$(12,545)	$145

Cash used in operating activities for the six months ended June 30, 2025 was $21.3 million as compared to cash used in operating activities of $2.7 million for the six months ended June 30, 2024. The increase in net cash used in operating activities was due to an increase in accounts receivable during the six months ended June 30, 2025 and inventory purchases during the same period, partially offset by increase in accounts payable.

Net cash used in investing activities for the six months ended June 30, 2025 was $16.9 million as compared to $7.5 million used in investing activities for the six months ended June 30, 2024. The increase in net cash used in investing activities was primarily due to lower maturities of short-term securities during the six months ended June 30, 2025.

Net cash used in financing activities for the six months ended June 30, 2025 was approximately $12.5 million as compared to net cash provided by financing activities of $0.1 million for the six months ended June 30, 2024. The increase in net cash used in financing activities during the six months ended June 30, 2025 is mainly due to the repurchase of stock under our share repurchase program.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are more effective, have fewer or less severe side effects, are more convenient or are priced or contracted differently than any drugs that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. In a competitive environment, a company’s communications may also be subject to heightened scrutiny from regulators and competitors under laws, regulations, and guidance about promotional communications (advertising and promotional labeling) and non-promotional communications (certain educational and scientific exchange), and with regard to potential competitor actions under federal law (such as the Lanham Act) and congruous state law, which protect businesses against the unfair competition of misleading advertising or labeling.

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

Our ability to commercialize any product successfully also will depend in part on the extent to which coverage and reimbursement for our products and related treatments will be available from government authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement and co-payment levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by restricting coverage and limiting the amount of reimbursement for particular drugs. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs, examining the cost effectiveness of drugs in addition to their safety and efficacy. Third-party commercial payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Payors may restrict coverage of some products by using formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payor more expensive for patients, and utilization management controls, such as requirements for prior authorization or failure first on another type of treatment. Payors may target higher-priced drugs for imposition of these obstacles to coverage, and consequently our products may be subject to payor-driven restrictions. Additionally, in countries where patients have access to insurance, as in the U.S., insurance co-payment amounts or other benefit limits may represent a barrier to obtaining or continuing use of our products that receive regulatory approval. If we are unable to obtain or maintain coverage, or coverage is reduced in one or more countries, our product sales may be lower than anticipated and our financial condition could be harmed. See Risk Factors – Risks Related to Governmental Regulation of the Pharmaceutical Industry and Legal Compliance Matters – We are subject to new legislation, regulatory proposals and third-party payor initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.

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

To become and remain profitable, we must succeed in developing (or in-licensing) and commercializing our products or product candidates, and continue to successfully commercialize BRIUMVI. It is uncertain when and if we will generate or continue to generate any significant revenue from the sale of our product or any product candidates, if approved, in the future. Furthermore, no assurance can be given that we will meet revenue and operating expenses projections or guidance with respect to BRIUMVI or our product candidates, if approved. To obtain significant and sustained revenues and meet our revenue and operating expenses projections or guidance, we must succeed, either alone or with others, in (i) obtaining and maintaining regulatory approval for our products and product candidates; and (ii) manufacturing, marketing and selling our product and product candidates. Our ability to generate sustained revenue depends on a number of factors, including, but not limited to, our ability to:

●	successfully complete clinical trials that meet their clinical endpoints;
●	initiate and successfully complete all safety, pharmacokinetic, biodistribution, and non-clinical studies required to obtain U.S. and foreign marketing approval for our product and product candidates;
●	obtain approval from the FDA and foreign equivalents to market and sell our product and product candidates, and maintain FDA, MHRA, EMA and other global approvals of BRIUMVI for RMS;
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

Furthermore, some of our clinical trials may be conducted as open-label studies, meaning that trial participants, investigators, site staff, some employees of our CROs, and our field-level employees (including clinical research associates and monitors), among others, have knowledge of treatment arm assignments on a patient-level, which has the potential to introduce bias into study conduct. Further, even when our clinical trials are double-blind, double-dummy studies, unblinding of treatment arm assignment may occur from time to time, for example, on the occurrence of unexpected safety events which may necessitate understanding of study treatment. While we believe we have put in place adequate firewalls to prevent inappropriate unblinding of study data consistent with standard industry practice for these types of studies, no assurance can be given that issues related to study conduct will not be raised. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the study design or data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee in evaluating (among other things) clinical data and safety and effectiveness considerations prior to making its final decision. These issues could cause a delay in the FDA’s review, lead the FDA to deny approval, or lead the Company to withdraw a regulatory application.

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

In addition, our clinical studies with sites outside the United States may be adversely impacted by international conflict, including in Russia and Ukraine and in the Middle East. The conflict in Russia and Ukraine and its impact on neighboring countries may adversely affect clinical trial sites for our programs. While no clinical trials are currently enrolling patients in Russia or Ukraine, there are a number of trial subjects in long-term treatment and follow-up. The political and physical conditions in Russia and Ukraine have disrupted our ability to supply investigational drug product to impacted sites; impacted patients’ ability to partake in our clinical trials and our ability to gather data on those patients, including long-term follow-up data; and resulted in suspension of clinical trial activities at impacted sites. Furthermore, the United States and other countries have imposed sanctions against Russia and other restrictions from doing business with certain Russian companies and financial institutions. Our ability to conduct clinical trials in Russia, Ukraine and elsewhere in the region may also become restricted under applicable sanctions laws. Geopolitical conflicts and related government responses have resulted in global economic instability, which could affect our supply chain and commercialization efforts. While we currently do not believe such conflicts will have a material impact on product development or our overall business, given the evolving situation and the related geopolitical and economic uncertainties, the full impact of the conflict remains uncertain.

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

We may be unable to successfully develop, obtain regulatory approval for, or commercialize a subcutaneous formulation of our approved intravenous product, which could limit our ability to expand our market opportunity and patient reach.

We are currently developing a subcutaneous (SubQ) formulation of BRIUMVI, which is approved in its intravenous (IV) form for the treatment of relapsing forms of multiple sclerosis. While IV BRIUMVI has demonstrated clinical benefit and gained commercial traction, development and commercialization of a SubQ version of BRIUMVI presents unique scientific, formulation, clinical, pharmacologic, manufacturing, regulatory, and operational challenges.

In order to rely on the benefit and risk profile established for IV BRIUMVI in previously conducted pivotal clinical trials, the SubQ form of BRIUMVI requires optimization of pharmacokinetics to attain equivalent exposure to ensure that efficacy and safety are maintained at levels comparable to the approved IV formulation. Pharmacokinetic (PK) and pharmacodynamic (PD) effects may be reduced or altered when administered SubQ, which could create significant challenges in the development of a SubQ formulation of BRIUMVI. There is also a risk that systemic exposure, tissue distribution or tissue reactions differ in ways that lead to unforeseen efficacy issues, such as reduced clinical benefit or safety or tolerability issues, including injection site reactions or immunogenicity. Clinical development of a new formulation often takes place alongside process and formulation development, such that the form of the product evaluated in early-stage testing may not be the final form of the product evaluated in late-stage testing or intended to be commercialized, as is the case for the SubQ BRIUMVI development. Furthermore, while early phase clinical trials can provide a general understanding of the bioavailability and tolerability of a SubQ product, they are limited in patient number and duration of follow-up, with the pivotal regimen determined through PK/PD modeling and projections. Such differences in safety, efficacy or PK/PD may not be observed until later stage clinical studies with the final formulation of SubQ BRIUMVI.

Furthermore, the development of a SubQ formulation, including SubQ BRIUMVI, typically requires additional clinical studies, including bridging studies and the use of delivery devices (e.g., auto-injectors or prefilled syringes), which may introduce new technical, supply chain, or regulatory challenges. Regulatory agencies may not consider bioequivalence sufficient for approval or may require additional data to demonstrate comparable effectiveness or safety, especially if the SubQ formulations have analytical differences.  While the primary outcome of the pivotal clinical trial is to establish equivalent exposure, differences in other clinical properties including but not limited to PD effect, safety, tolerability, and immunogenicity may occur.  In such cases, while the primary outcome of the clinical study may be met, regulatory agencies may still consider such a product not pharmaceutically equivalent.

SubQ formulation may involve higher concentration of the existing IV product, as in the case of SubQ BRIUMVI, which presents technical and analytical challenges. Concentrated products will have increased viscosity, which will result in decreased yield in the manufacturing process and may increase the cost of goods compared to that of IV BRIUMVI. The high concentration formulations currently under evaluation may not prove to be as stable as the IV BRIUMVI product. If the SubQ formulation is determined to have a shorter shelf life, we may require more inventory or reassess the commercial feasibility for distribution. and if a shorter shelf life is determined that may require either more inventory or even worse, may not be commercially feasible for distribution. Additionally, new supply chains have been and will continue to need to be developed, which adds complexity and magnifies the concerns around reliance on third parties, including establishing new vendors, their timeliness and quality of performance and potential for future supply constraints, and other limitations. Furthermore, the altered physical properties of the subcutaneous material have resulted in certain analytical differences from IV BRIUMVI that may require the development of new analytical methods for product characterization and release, if the current analytical methods used for IV BRIUMVI prove to be inadequate to characterize SubQ BRIUMVI.  Analytical method development is a complex task that has both technical and regulatory implications, and there can be no assurances given that such development will be successful or be completed in a timely manner.

Even if approved, we cannot guarantee that the SubQ formulation of BRIUMVI will be successfully commercialized or achieve the same level of adoption as the IV formulation. Development, approval, and commercialization of the SubQ formulation of BRIUMVI will take considerable time and will be subject to completion with existing therapies and new therapies that may become available in the future. Failure to develop or obtain regulatory approval for a SubQ formulation, or to successfully commercialize it if approved, could materially limit our growth in markets that favor self-administration and reduce our competitive positioning relative to other self-administered therapies.

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

In the United States, federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of healthcare and addressing public concern over access and affordability of prescription drugs. The Affordable Care Act (ACA) made significant changes to the U.S. healthcare system, which included expanding healthcare coverage through Medicaid and implementation of the individual health insurance mandate; changing coverage and reimbursement of drug products under Medicare, Medicaid and 340B government programs; imposing an annual fee on manufacturers of branded drugs; and expanding government enforcement authority. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. The One Big Beautiful Bill Act (OBBBA) has enacted, among others, changes to eligibility requirements for premium tax credits, which is expected to result in less coverage in the ACA’s health insurance marketplace (Marketplace) over the next few years. The ACA premium tax credits will expire at the end of 2025, which is expected to result in an additional loss of coverage for approximately 24 million people currently enrolled in insurance plans obtained through the Marketplace. In addition, the OBBBA has made other changes to the enrollment and eligibility requirements for Medicaid, which is expected to result in the loss of coverage for certain individuals currently enrolled in Medicaid programs.

We are uncertain of the impact or outcome of potential executive orders, rescission of rules and policy statements, or new legislation to be enacted, especially with regards to the healthcare regulatory and policy landscape, or the impact they may have on our business. In addition, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort could have an adverse impact on our anticipated product revenues. There have been several recent U.S. Congressional inquiries and proposed and enacted legislation designed to bring more transparency to drug pricing, reduce the cost of prescription drugs and reform government health care program reimbursement methodologies for prescription drugs. In September 2024, CMS issued a final rule titled “Medicaid Program; Misclassification of Drugs, Program Integrity Updates Under the Medicaid Drug Rebate Program” which may impact our reimbursement and rebate strategy. The ACA expanded the 340B drug discount program to additional facilities for outpatient drugs. These facilities may purchase drugs at the discounted price provided to Medicaid and dispense drugs to people with commercial insurance coverage. This program has greatly expanded over time with qualifying facilities establishing relationships with contract pharmacies, which has continued to exert downward pressure on price and profitability of outpatient medicines. Any changes to Medicaid required rebates could also affect our 340B pricing. Other aspects of the 340B program are subject to ongoing litigation, the resolution of which could impact the scope of the 340B program.

Moreover, the IRA included, among other provisions, several measures intended to lower the cost of prescription drugs and related healthcare reforms. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and replaces the Part D coverage gap discount program with a new discounting program. To date, CMS has selected ten Medicare Part D drugs with prices to go into effect on January 1, 2026 and another 15 Part D drugs with prices to go into effect on January 1, 2027. Another 15 drugs from Medicare Part B or Medicare Part D will be selected by February 1, 2026, for the maximum price to be set and in effect by January 1, 2028. If any of our approved products are subject to price negotiations, it could, among other things, lead to lower revenues prior to the expiry of intellectual property protections. The Medicare drug price negotiation program is currently subject to legal challenges and therefore, its outcome remains uncertain.

Further, executive orders were signed to implement Most Favored Nation drug pricing policies designed to align certain prescription drug prices in the U.S. to lower prices available in other countries. Investigations are being conducted to examine price differentials and consider policy approaches for implementation, including through administrative action. If such Most Favored Nation policies are implemented, changes to drug pricing are expected to affect the profitability of pharmaceutical and biotech companies in the U.S. as well as in other countries, as a price referencing policy to the U.S. market could make it commercially unviable to commercialize a drug product in a price constrained market. The details of the proposed policies are unclear and the final terms and impact remain uncertain, and may pose long-term risks to our business and our future commercialization plans of our products and product candidates. We expect that healthcare reform measures that may be adopted in the future, may result in increased manufactured financial liability and additional downward pressure on the price that we may receive for any of our product candidates, if approved. Any reduction in reimbursement from Medicare or other government health care programs may result in a similar reduction in payments from private payors.

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

Individual states are experiencing significant economic pressure within their respective Medicaid programs and responding to public concern over the cost of healthcare. Several states have responded to these pressures with a range of legislative enactments and policy proposals designed to control prescription drug prices by, for example, allowing importation of pharmaceutical products from jurisdictions outside the U.S., imposing Prescription Drug Affordability Boards, some with the ability to impose price controls on state drug purchases, and imposing transparency measures around prescription drug prices and marketing costs. These measures, which vary by state, could reduce the ultimate demand for our products, if approved, or put pressure on our product net pricing.

There is also a great degree of uncertainty regarding how the recent U.S. Supreme Court decisions, including Loper Bright Enterprises v. Raimondo and Corner Post, Inc. v. Board of Governors of the Federal Reserve System, will impact FDA’s enforcement and decision-making authority of regulatory agencies, including those of the FDA. Loper Bright explicitly overturned Chevron deference, which previously gave judicial deference to administrative action by agencies in the executive branch. Further, the Supreme Court’s decision in Corner Post may result in challenges to FDA decisions by new litigants long into the future, resulting in greater uncertainty about our continued operations. In February 2025, an executive order was signed asserting greater authority over all federal agencies, including those established by Congress as independent from direct presidential control. The executive order may lead to delays, if not cancellations, of pending and proposed regulations at federal agencies and introduces uncertainty as it subjects all significant regulatory actions by the agencies to the President’s supervision and control. We cannot predict the impact that such executive order, any future executive orders or legislation implementing executive orders may have on our business or our results of operations.

Furthermore, legislative and regulatory proposals have been made to expand post-approval requirements, make changes the Orphan Drug Act and related guidance, reform the 340B Drug Pricing Program, and restrict sales and promotional activities for drugs. With respect to the 340B drug discount program, recent legislative proposals, as well as judicial challenges to policies of the Department of Health and Human Services (HHS), present both opportunities and challenges for drug manufacturers participating in the program. Further, we cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. It is not possible at this time to determine whether changes in the administration may change the regulatory focus and/or implementation of any regulations, policies or reforms.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. Significant workforce reductions and reorganizations at several U.S. health agencies, including the FDA, the HHS, the Centers for Disease Control and Prevention and the National Institutes of Health, have impacted, and may continue to impact, the FDA’s ability to review and approve new medicines and conduct necessary inspections. In addition, government funding of the FDA, SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

We, directly or through our third-party service providers, may adopt, use or incorporate artificial intelligence (AI) technology and capabilities into the information technology systems or software that we use in our business and operations. Defects in such AI technology or related security breaches, loss of data and other disruptions as well as changes in implementation standards and enforcement practices under a rapidly evolving regulatory framework for AI technology may adversely affect our business and operations and potentially expose us to increasing liability.

We, directly or through our third-party service providers, may adopt, use or incorporate AI technology and capabilities into information technology systems or software to help us operate our business more efficiently than existing industry tools. The regulatory framework for AI technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. In addition, existing laws and regulations may be interpreted in ways that would affect the use of AI in our business. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of such requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

Several governmental agencies in the U.S. and non-U.S. jurisdictions have proposed or enacted laws regulating AI technologies by setting out principles intended to guide AI design and deployment for the public and private sectors and signaling the increase in governmental involvement and regulation over AI technologies. While there is currently no comprehensive federal legislation in the U.S. that regulates the development or use of AI, the U.S. House of Representatives had narrowly passed its version of the reconciliation bill that would have placed a 10-year moratorium on state AI laws, which was struck down by the U.S. Senate and was ultimately removed from the OBBBA. The significant increase in companies that have incorporated the use of AI in their businesses has also increased the SEC’s focus on AI-washing as a key enforcement priority. In May 2024, the European Union legislators approved the EU Artificial Intelligence Act (EU AI Act), which establishes a comprehensive, risk-based governance framework for AI in the EU market. In July 2025, the EU published a voluntary AI Code of Practice, which is intended to guide developers of AI systems in complying with the EU AI Act and avoid potential penalties. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in the impact of AI technology on data privacy, may affect our use of AI technologies and our ability to provide, improve or commercialize our business, require additional compliance measures and changes to our operations and processes, and result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

Further, interpretation and implementation of intellectual property protection in the field of AI are rapidly evolving and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and relevant system inputs and outputs. If we fail to obtain protection for intellectual property rights for any of our intellectual property that may incorporate or be developed using AI technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products that could adversely affect our business, reputation and financial condition. Further, other parties may have, or in the future may obtain, patents or other proprietary rights that would prevent, limit or interfere with our ability to use any AI technologies that we may develop or use in our business.

It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI technologies for our business, or require us to change the way we use AI technologies in a manner that negatively affects the performance of our system and business and the way in which we use AI technologies. We may need to expend resources to adjust our system in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses. Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could materially and adversely affect our business, financial condition, results of operations, and prospects.

If we fail to adequately understand and comply with the local laws and customs as we expand into new international markets, these operations may incur losses or otherwise adversely affect our business and results of operations.

We expect to operate a portion of our business in certain countries through subsidiaries or through supply, marketing, and distributor arrangements. In those countries where we have limited experience in operating subsidiaries and in reviewing equity investees, we will be subject to additional risks related to complying with a wide variety of national and local laws, including restrictions on the import and export of certain intermediates, drugs, technologies and multiple and possibly overlapping tax laws. In addition, we may face competition in certain countries from companies that may have more experience with operations in such countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees hired in different countries into our existing corporate culture. If we do not effectively manage our operations in these subsidiaries and review equity investees effectively, or if we fail to manage our alliances, we may lose money in these countries, and it may adversely affect our business and results of our operations. In all interactions with foreign regulatory authorities and other government agencies, we are exposed to liability risks under the Foreign Corrupt Practices Act (FCPA) or similar anti-bribery laws. We may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA, or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the U.S. and the EU, including applicable export control regulations (focusing on national security-related technologies, including biotechnology), economic sanctions on countries and persons, customs requirements, and currency exchange regulations, which we collectively refer to as Trade Control Laws. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA, similar anti-bribery laws, or other legal requirements, including Trade Control Laws. If we are not in compliance with the FCPA, and other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. The SEC may also suspend or bar issuers from trading securities on U.S. exchanges, including the Nasdaq Stock Market, for violations of the FCPA’s accounting provisions. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws or Trade Control Laws by the U.S. or other authorities, could also have an adverse impact on our reputation, our business, results of operations and financial condition.

Any product for which we obtain marketing approval, including BRIUMVI, could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.

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

Whether conducted through a CRO or through our internal staff, we are solely responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or other enforcement actions that may include civil penalties or criminal prosecution. We and our CROs are required to comply with regulations, including GCP guidelines for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any drug candidates in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, clinical investigators, CROs, institutional review boards, and non-clinical laboratories. If we, our CROs, our investigators or other third parties fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our current or future clinical trials comply with GCPs. In addition, our clinical trials must be conducted with drug candidates produced under cGMP regulations. Our failure or the failure of our CROs or Contract Manufacturing Organizations (CMOs) to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action. We also are required to register most ongoing clinical trials and post the results of completed clinical trials on government-sponsored databases within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We are dependent upon our relationships with collaboration and commercialization partners to further develop, fund, manufacture and commercialize our drug products and our product candidates. If such relationships are unsuccessful, or if a collaboration or commercialization partner terminates its collaboration or commercialization agreement with us, it could negatively impact our ability to conduct our business and generate net product revenue. Failure by a collaboration or commercialization partner to perform its duties under its collaboration or commercialization agreement with us may negatively affect us.

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
●

failure by a collaboration or commercialization partner to perform its duties under its agreement with us, including failure to comply with regulatory requirements which may disrupt its performance of its obligations under the agreement with us;

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

As of August 4, 2025, we had 370 employees. To manage our anticipated future growth and focus in the neurological and immunological fields, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these activities. Due to our limited resources, we may not be able to effectively manage the expansion and shift of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage our transition to a strategy primarily focused on the neurological and immunological fields, our expenses may increase more than expected our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and changes to our business.

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

Despite the implementation of security measures, our internal information technology systems and those of our third-party CROs, CMOs, and other contractors and consultants are vulnerable to damage from unauthorized access, security breach or incidents, natural disasters, terrorism, war and telecommunication and electrical failures. Security breaches include, but are not limited to, deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of our and our third-party service providers’ systems and the information on such systems. Security breaches can also include phishing attempts or e-mail fraud to cause unauthorized payments or information to be transmitted to an unintended recipient, or to permit unauthorized access to systems. Although we have experienced security breaches in the past, the impact on our operations and financial condition has not been material. We expect such cybersecurity threats to continue and become more sophisticated. Threat actors, including nation state attackers, could also use AI for malicious purposes, increasing the frequency and complexity of their attacks. A significant security breach or incident could cause our systems to fail, compromise confidential information, or cause significant business interruptions, which could result in a material disruption of our operations, financial loss, or reputational harm. For example, the loss of clinical trial data for our drug candidates could result in delays in our regulatory approval efforts, violate healthcare privacy laws and regulations and significantly increase the cost of remediation. We have invested in protections and monitoring practices of our data and information technology systems to reduce these risks and expect to continue do so as our information technology systems increase in magnitude and complexity. However, there can be no assurance that our efforts and investments will prevent breakdowns or breaches in our systems that could adversely affect our business.

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

Likewise, the capital and credit markets may be adversely affected by geopolitical conflicts and global sanctions imposed in response thereto. Other international events such as trade disputes, increased tariffs and countermeasures by affected countries, leadership changes and political and military conflicts could also adversely affect global financial activity and markets and could negatively affect the U.S. economy. The U.S. has imposed increased tariffs on certain countries, focusing on those with which it has the largest trade deficits. Other countries have responded, and may continue to respond, by announcing retaliatory tariffs on U.S. imports. The tariffs have disrupted, and may continue to disrupt, the global markets and escalate tensions between the U.S. and other countries. The extent of the impact of geopolitical conflicts, sanctions and increased tariffs on our business specifically, or on the U.S. market and global economy generally, are uncertain and unpredictable, and could adversely affect our business, financial condition and results of operations as well as impact our ability to raise capital. The United States may also enact other regulations or policies that affect trade or otherwise impact the pharmaceutical industry by restricting U.S. pharmaceutical companies from contracting with certain countries for the development, research or manufacturing of pharmaceutical products. Further, the U.S. Department of Commerce initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, which could result in the imposition of new tariffs on imports within the pharmaceutical industry.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the year incurred and instead requires taxpayers to capitalize and subsequently amortize such expenditures over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. The OBBBA reinstates the option to deduct domestic research and development expenditures in the year incurred, commencing with tax years beginning after December 31, 2024. Foreign research and development expenditures remain subject to the 15-year capitalization and amortization requirement. The OBBBA also includes other significant provisions, including tax cut extensions and modifications to the international tax framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.

Any changes in regulations or policies related to taxation and importation, including as a result of increased tariffs, could adversely impact the global economy and our operating results. To the extent that future U.S. tax policy changes have a negative impact on us, including as a result of related uncertainty, these changes could adversely impact our business, results of operations and financial position.

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

Our reputation and the reputation of our brands, including the perception held by our customers, end-users, business partners, investors, other key stakeholders and the communities in which we do business are influenced by various factors. The impact of environmental, social and governance (ESG) regulations and policies may change customer preferences, demands and requirements, and if we are not able to meet changing expectations, our ability to compete may be adversely affected and our reputation or the reputation of our brands may suffer. Such damage to our reputation and the reputation of our brands may negatively impact our business, financial condition and results of operations. In addition, negative or inaccurate postings or comments on social media or networking websites about the Company or our brands could generate adverse publicity that could damage our reputation or the reputation of our brands. If we are unable to effectively manage real or perceived issues, including concerns about product quality, safety, corporate social responsibility or other ESG matters, sentiments toward the Company or our products could be negatively impacted, and our financial results could suffer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
April 2025	—	—	—	$85,117,780
(April 1st to April 30th, 2025)
May 2025	103,500	$34.43	103,500	$81,568,031
(May 1st to May 31st, 2025)
June 2025	90,000	$37.07	90,000	$78,241,866
(June 1st to June 30th, 2025)
Total	193,500	$35.75	193,500	$78,241,866

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

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

10.1*	Amendment No. 2 to the TG Therapeutics, Inc. 2022 Incentive Plan, dated April 11, 2025.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2025.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2025.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2025.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2025.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: August 8, 2025	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer