Form 10-Q
period 2025-09-30
TG THERAPEUTICS, INC.
filed 2025-11-05
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☒

There were 158,759,451 shares of the registrant’s common stock, $0.001 par value, outstanding as of October 31, 2025.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2025

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-Q contain forward-looking statements. All statements other than statements of historical facts may constitute forward-looking statements. We intend such forward-looking statements to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these words or other comparable terminology, although not all forward-looking statements contain these identifying words.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about:

●

our ability to obtain regulatory approvals for our product candidates and our ability to maintain regulatory approval of BRIUMVI® (ublituximab-xiiy) 150 mg/6 mL Injection for intravenous therapy for the treatment of relapsing forms of multiple sclerosis (RMS) or any other future indication in the United States (U.S.) or any other jurisdiction outside of the U.S.;

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

Risks Related to Commercialization

●

If we obtain U.S. Food and Drug Administration (FDA) or approval by any comparable regulatory authority outside of the U.S. for a product candidate and do not achieve broad market acceptance among physicians, patients, healthcare payors, and the medical community, the revenues that we generate from product sales will be limited.

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

●

The incidence and prevalence for target patient populations of BRIUMVI and our other product candidates have not been established with precision. If the market opportunities for BRIUMVI and our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected.

●	We face substantial competition, which may result in others commercializing drugs before or more successfully than we do, resulting in the reduction or elimination of our commercial opportunity.
●	BRIUMVI, as well as any products that we are able to commercialize in the future, may become subject to unfavorable pricing regulations or third-party payor coverage and reimbursement policies, which would harm our business.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any drug candidates that we may develop.

Risks Related to our Financial Position and Need for Additional Capital

●	We have incurred substantial operating losses since our inception, and we may incur losses in the future.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$74,081	$179,894
Short-term investment securities	57,501	131,106
Accounts receivable, net	265,384	129,185
Inventories	146,953	110,458
Other current assets	55,846	15,716
Total current assets	599,765	566,359
Restricted cash	1,329	1,298
Long-term investment securities	48,757	808
Right of use assets	6,501	7,151
Deferred tax assets	366,627	—
Other noncurrent assets	2,045	2,074
Total assets	$1,025,024	$577,690

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$112,336	$58,296
Other current liabilities	1,993	4,627
Lease liability – current portion	1,068	1,157
Deferred revenue - current portion	26,399	11,414
Accrued compensation	15,014	15,185
Total current liabilities	156,810	90,679
Deferred revenue, non-current portion	8,348	12,085
Loan payable – non-current	245,340	244,429
Lease liability – non-current	7,308	8,133
Total liabilities	$417,806	$355,326
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share (190,000,000 and 175,000,000 shares authorized, 158,754,176 and 156,204,159 shares issued, 155,210,533 and 155,836,256 shares outstanding at September 30, 2025 and December 31, 2024, respectively)	159	156
Additional paid-in capital	1,812,345	1,760,396
Treasury stock, at cost, 3,543,643 and 367,903 shares at September 30, 2025 and December 31, 2024, respectively	(100,234)	(8,994)
Accumulated deficit	(1,105,052)	(1,529,194)
Total stockholders’ equity	607,218	222,364
Total liabilities and stockholders’ equity	$1,025,024	$577,690

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$159,317	$83,297	$417,815	$206,381
License, milestone, royalty and other revenue	2,392	582	5,898	14,438
Total revenue	$161,709	$83,879	$423,713	$220,819

Costs and expenses:
Cost of revenue	28,093	9,341	62,572	23,087
Research and development:
Noncash compensation	5,335	3,028	12,984	8,000
Other research and development	35,543	17,110	106,038	62,417
Total research and development	40,878	20,138	119,022	70,417

Selling, general and administrative:
Noncash compensation	12,351	8,745	36,035	22,593
Other selling, general and administrative	51,022	33,221	133,254	92,742
Total selling, general and administrative	63,373	41,966	169,289	115,335

Total costs and expenses	132,344	71,445	350,883	208,839

Operating income	29,365	12,434	72,830	11,980

Other expense (income):
Interest expense	6,721	10,832	20,194	16,967
Other income	(3,265)	(2,666)	(9,661)	(5,128)
Total other expense, net	3,456	8,166	10,533	11,839

Net income before taxes	$25,909	$4,268	$62,297	$141
Income tax benefit (expense)	364,986	(388)	361,845	(89)
Net income	$390,895	$3,880	$424,142	$52

Net income per common share:
Basic	$2.69	$0.03	$2.90	$0.00
Diluted	$2.43	$0.02	$2.62	$0.00

Weighted-average shares of common stock outstanding
Basic	145,416,901	145,102,479	146,273,554	145,342,337
Diluted	160,997,977	160,714,388	162,102,373	160,366,927

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2024	151,465,598	$151	$1,713,162	41,309	$(234)	$(1,552,577)	$160,502
Issuance of common stock in connection with exercise of options	2,500	—	10	—	—	—	10
Issuance of restricted stock	3,304,468	4	(4)	—	—	—	—
Forfeiture of restricted stock	(165,514)	—	—	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	10,304	—	—	—	10,304
Net loss	—	—	—	—	—	(10,707)	(10,707)
Balance at March 31, 2024	154,607,052	$155	$1,723,472	41,309	$(234)	$(1,563,284)	$160,109
Issuance of common stock in connection with exercise of options	27,250	*	135	—	—	—	135
Issuance of restricted stock	332,138	*	—	—	—	—	—
Forfeiture of restricted stock	(92,593)	*	—	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	10,445	—	—	—	10,445
Net income	—	—	—	—	—	6,879	6,879
Balance at June 30, 2024	154,873,847	$155	$1,734,052	41,309	$(234)	$(1,556,405)	$177,568
Issuance of common stock in connection with exercise of options	35,313	*	199	—	—	—	199
Issuance of restricted stock	1,038,407	1	(1)	—	—	—	—
Forfeiture of restricted stock	(36,666)	*	*	—	—	—	—
Purchase of Treasury Stock	—	—	—	92,301	(2,149)	—	(2,149)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	12,659	—	—	—	12,659
Net loss	—	—	—	—	—	3,880	3,880
Balance at September 30, 2024	155,910,901	$156	$1,746,909	133,610	$(2,383)	$(1,552,525)	$192,157

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2025	156,204,159	$156	$1,760,396	367,903	$(8,994)	$(1,529,194)	$222,364
Issuance of common stock in connection with exercise of options	5,000	*	20	—	—	—	21
Issuance of restricted stock	2,547,179	2	(2)	—	—	—	—
Forfeiture of restricted stock	(20,052)	*	*	—	—	—	—
Purchase of Treasury Stock	—	—	—	199,695	(6,123)	—	(6,123)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	15,967	—	—	—	15,967
Net income				—	—	5,060	5,060
Balance at March 31, 2025	158,736,286	$159	$1,776,381	567,598	$(15,117)	$(1,524,134)	$237,289
Issuance of common stock in connection with exercise of options	46,650	*	432	—	—	—	432
Issuance of restricted stock	176,467	*	*	—	—	—	—
Forfeiture of restricted stock	(173,068)	*	*	—	—	—	—
Purchase of Treasury Stock		—	—	193,500	(6,875)	—	(6,875)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	17,399	—	—	—	17,399
Net income	—	—		—	—	28,187	28,187
Balance at June 30, 2025	158,786,335	$159	$1,794,212	761,098	$(21,992)	$(1,495,947)	$276,432
Issuance of restricted stock	11,000	*	*	—	—	—	—
Forfeiture of restricted stock	(43,159)	*	*	—	—	—	—
Purchase of Treasury Stock	—	—	—	2,782,545	(78,242)	—	(78,242)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	18,133	—	—	—	18,133
Net income	—	—	—	—	—	390,895	390,895
Balance at September 30, 2025	158,754,176	$159	$1,812,345	3,543,643	$(100,234)	$(1,105,052)	$607,218

*Amount less than one thousand dollars

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$424,142	$52
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	—	4,607
Noncash stock compensation expense	49,019	30,593
Depreciation and amortization	38	59
Amortization of premium (discount) on investment securities	(3,405)	(5,287)
Amortization of debt issuance costs	912	1,692
Amortization of leasehold interest	139	159
Deferred income taxes	(366,627)	—
Noncash change in lease liability and right of use asset	1,316	1,402
Change in fair value of equity investments	(135)	253
Change in fair value of notes payable	163	151
Changes in assets and liabilities:
Increase in inventory	(34,015)	(42,031)
Increase in other current assets	(40,519)	(23,047)
Increase in accounts receivable	(136,199)	(64,634)
Increase in accounts payable and accrued expenses	53,870	60,850
Decrease in lease liabilities	(1,580)	(1,790)
(Decrease) increase in other current liabilities	(2,647)	2,851
Increase in deferred revenue	11,096	19,244
Net cash used in operating activities	(44,432)	(14,876)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of held-to-maturity securities	207,500	237,200
Investment in held-to-maturity securities	(176,666)	(252,625)
Investment in equity investments	(1,250)	(1,375)
Purchases of Property, Plant and Equipment	(147)	(24)
Net cash provided by (used in) investing activities	29,437	(16,824)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan payable	—	(107,553)
Proceeds from exercise of options	453	344
Proceeds from debt financings	—	244,815
Financing costs paid	—	(858)
Purchase of treasury stock	(91,240)	(2,149)
Net cash (used in) provided by financing activities	(90,787)	134,599

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(105,782)	102,899

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	181,192	94,218

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$75,410	$197,117

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$74,081	$195,822
Restricted cash	1,329	1,295
Total cash, cash equivalents and restricted cash	$75,410	$197,117

Cash paid for:
Interest	$18,339	$12,048
Income taxes	$7,034	$—

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

TG Therapeutics is a fully-integrated, commercial stage, biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell diseases. In addition to a research pipeline of investigational medicines, TG has received approval from the FDA for BRIUMVI (ublituximab-xiiy) to treat adult patients with relapsing forms of multiple sclerosis (RMS), to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults, as well as approval from several regulatory authorities outside of the U.S. to treat adult patients with RMS who have active disease defined by clinical or imaging features. The Company also actively evaluates complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The accompanying condensed balance sheet as of  December 31, 2024 has been derived from these statements. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Liquidity and Capital Resources

Although the Company has recently achieved profitability, the Company has incurred substantial operating losses since its inception. BRIUMVI was first commercially launched in the United States in January of 2023, and ex-US through the Company's partner Neuraxpharm in February 2024. Despite the commercialization of BRIUMVI and the potential future commercialization of the Company's other drug candidates, there can be no assurance that the Company will maintain profitability on an ongoing basis. For the nine months ended September 30, 2025, the Company generated revenue of $423.7 million. Historically, the Company's operating losses have been driven primarily by expenses related to research and development programs and from selling, general and administrative costs associated with its operations and commercialization activities to date. The Company's future operating results and cash flows may fluctuate significantly from period to period, and the Company will need to generate substantial revenues to sustain profitability and positive cash flow over the long term. As of September 30, 2025, the Company's accumulated deficit was approximately $1.1 billion.

As of  September 30, 2025, the Company had $178.3 million in cash and cash equivalents, and investment securities. The Company anticipates that its cash, cash equivalents, and investment securities, combined with projected future revenues will be sufficient to meet its liquidity needs for more than twelve-months from the date of filing this Quarterly Report on Form 10-Q. The actual level of cash required for operations will depend on numerous factors, including, among others, the scope of commercialization activities for BRIUMVI, timing of collection of receivables from the Company's customers on extended payment terms, the timing and design of clinical trials for the Company's product candidates, and costs associated with licensing or acquiring new product candidates. The Company  may require significant additional financing in the future to support its ongoing and planned operations.

Our common stock is listed on the Nasdaq Capital Market under the symbol “TGTX.”

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 - Organization and Summary of Significant Accounting Policies to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, except as updated herein or as it relates to revenue recognition, accounts receivable, inventory, cost of revenue, equity securities, and the adoption of new accounting standards during the nine months ended September 30, 2025. Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires entities to provide additional information in their tax rate reconciliation and additional disclosures about income taxes paid by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company is currently evaluating the impact of adopting this new accounting guidance.

Revenue Recognition

Pursuant to Topic 606, the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. To achieve this core principle, Topic 606 includes provisions within a five-step model that includes i) identifying the contract with a customer, ii) identifying the performance obligations in the contract, iii) determining the transaction price, iv) allocating the transaction price to the performance obligations, and v) recognizing revenue when, or as, an entity satisfies a performance obligation.

At contract inception, the Company assesses the goods or services promised within each contract and assesses whether each promised good or service is distinct and determine those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

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

Commercial Payer Rebates: The Company contracts with various private payer organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its product and contracted formulary status. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

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

Accounts Receivable

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns and chargebacks. The Company's standard payment terms on invoiced amounts are typically between 30 – 60 days, however extended payment terms have been offered during the BRIUMVI commercial launch. The extended payment terms the Company offers are meant to align with the timing of reimbursement by government and commercial payers. These extended payment terms have not impacted the collectability of accounts receivable. In addition, the Company does not adjust accounts receivable for the effects of financing, as the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. The Company analyzes accounts that are past due for collectability, and regularly evaluates the creditworthiness of its customers so that it can properly assess and respond to changes in their credit profiles. As of September 30, 2025, the Company determined an allowance for expected credit losses related to outstanding accounts receivable was currently not required as they relate to large established credit worthy customers.

Cost of Revenue

Cost of revenue consists primarily of royalties owed to the Company's licensing partner for BRIUMVI sales, third-party manufacturing costs, distribution and overhead. Cost of revenue may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. All manufacturing costs incurred to produce BRIUMVI prior to the approval of BRIUMVI by the FDA were expensed to research and development and therefore are not reflected in the cost of revenue. Therefore, a portion of costs incurred to produce BRIUMVI that was sold through the middle of the quarter ended March 31, 2025 were previously expensed as research and development and are not reflected in the Company's cost of revenue. Costs related to providing regulatory support and development services to the Company's ex-US commercialization partner, Neuraxpharm, is included in the Company's cost of revenue.

Inventory

Inventories are stated at the lower of cost or estimated net realizable value with cost based on the first-in-first-out method (FIFO). The Company will classify inventory costs as long-term, in other assets in its consolidated balance sheets, when the Company expects to utilize the inventory beyond its normal operating cycle. Prior to regulatory approval, the Company expenses costs relating to the production of inventory as research and development expense in the period incurred. Following regulatory approval, costs to manufacture those approved products will be capitalized. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in clinical trials. Prior to the approval of BRIUMVI, all manufacturing and other potential costs related to the commercial launch of BRIUMVI were expensed to research and development expense in the period incurred.

Equity Securities

The Company's equity securities consist of the common stock of Precision BioSciences, Inc. (Precision). Equity securities are recognized at their fair value in accordance with ASC 321, Investments – Equity Securities. Forward contracts to purchase equity securities that do not qualify as derivatives under ASC 815 are accounted for in accordance with ASC 321. These forward contracts are recorded at fair value at the balance sheet date. See Note 5 - Fair Value Measures for further details.

Net Income Per Common Share

Basic net income per share of the Company's common stock is calculated by dividing net income applicable to the common stock by the weighted-average number of shares of the Company's common stock outstanding for the period. Diluted net income per share of common stock reflects the effect of potential common shares from the assumed exercise or conversion of securities such as warrants, stock options, and restricted stock, to the extent they are dilutive. For all periods presented, the Company reported net income in the condensed consolidated statements of operations and, accordingly, present the dilutive effect of potential common shares in the computation of diluted earnings per share, as shown in the table below.

The following table summarizes the Company's potentially dilutive securities at September 30, 2025 and 2024:

	As of
	September 30,
	2025	2024
Unvested restricted stock	11,031,573	10,645,967
Options	4,362,316	4,631,966
Warrants	165,214	312,272
Shares issuable upon note conversion	21,973	21,704
Total	15,581,076	15,611,909

The computation of basic and diluted EPS is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Net income	390,895	3,880	424,142	52
Weighted-average common shares outstanding	145,416,901	145,102,479	146,273,554	145,342,337
Dilutive effect of potential common shares	15,581,076	15,611,909	15,828,819	15,024,590
Weighted-average common shares outstanding assuming dilution	160,997,977	160,714,388	162,102,373	160,366,927

Net income per share - basic	2.69	0.03	2.90	0.00
Net income per share - diluted	2.43	0.02	2.62	0.00

Segment Reporting

Operating segments are defined as components of an enterprise that engage in business activities from which it  may recognize revenues and incur expenses, and for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (CODM) to allocate resources and assess performance.

The Company operates as a single reportable segment, B-cell mediated disease therapy, which includes all activities related to the development and commercialization of novel treatments, including BRIUMVI, to address unmet medical needs and improve the lives of patients. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s CODM, which is its chief executive officer, who reviews and evaluates consolidated net income for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets.

NOTE 2 - REVENUE

As discussed in Note 1 - Organization and Summary of Significant Accounting Policies, revenues are recognized under guidance within ASC 606. The following table presents the Company's disaggregated revenue for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total product revenue, net	$159,317	$83,297	$417,815	$206,381
License, milestone, royalty and other revenue	2,392	582	5,898	14,438
Total Revenue	$161,709	$83,879	$423,713	$220,819

Product Revenue, net

For the three and nine months ended September 30, 2025, product revenue consists of U.S. sales of BRIUMVI, of $152.9 million and $411.4 million, respectively. Also included in product revenue for the three and nine months ended September 30, 2025 are sales of BRIUMVI to the Company's ex-U.S. licensing partner, Neuraxpharm, of $6.4 million.

As of September 30, 2025, gross-to-net accruals of approximately $16.7 million and $34.9 million are included on the condensed consolidated balance sheets within accounts receivable, net, and accounts payable and accrued expenses, respectively.

The Company primarily sells BRIUMVI through specialty distributors. The following table summarizes the customers that represent 10% or greater of gross product revenue for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Customer 1	47%	48%	43%	42%
Customer 2	24%	24%	27%	29%
Customer 3	17%	14%	17%	15%
Customer 4	11%	14%	12%	13%

The following table summarizes the customers with amounts due that represent 10% or greater of the accounts receivable associated with the Company’s product sales as of  September 30, 2025 and  December 31, 2024:

	September 30, 2025	December 31, 2024
Customer 1	41%	32%
Customer 2	20%	25%
Customer 3	26%	25%
Customer 4	13%	17%

License, Milestone, Royalty and Other Revenue

License, milestone, royalty and other revenue consist primarily of recognition of consideration received under the ex-U.S. commercialization agreement (the Commercialization Agreement) with Neuraxpharm. Refer to Note 9 - License Agreements for a description of the Commercialization Agreement and for further information of the accounting in accordance with ASC 606.

NOTE 3 - INVESTMENT SECURITIES

The Company's short-term and long-term investment securities as of September 30, 2025 and December 31, 2024 are classified as held-to-maturity. Held-to-maturity investments are recorded at amortized cost.

The following tables summarize the Company's short-term and long-term investment securities at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term obligations of domestic governmental agencies (maturing between October 2025 and September 2026) (held-to-maturity)	$57,501	$42	$—	$57,543
Long-term obligations of domestic governmental agencies (maturing between October 2026 and May 2027) (held-to-maturity)	46,733	172	—	46,905
Total short-term and long-term investment securities	$104,234	$214	$—	$104,448

	December 31, 2024
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term obligations of domestic governmental agencies (maturing between January 2025 and December 2025) (held-to-maturity)	$131,106	$64	$—	$131,170
Total short-term investment securities	$131,106	$64	$—	$131,170

Included in long-term investments on the condensed consolidated balance sheet, are equity securities as a result of the Precision License Agreement. See Note 5 - Fair Value Measurements for a description of the Precision License Agreement and for further information on the Company's equity investments.

NOTE 4 - INVENTORY

The following table presents the Company's inventory as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Raw Materials	$4,059	$28,151
Work in Process	121,806	68,369
Finished Goods	21,088	13,938
Total Inventory	$146,953	$110,458

Inventory is stated at the lower of cost or net realizable value and consists of raw materials, work-in-process and finished goods. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Inventory that is used for clinical development purposes is expensed to research and development expense when consumed.

At September 30, 2025, the Company's inventory was solely related to BRIUMVI. The work in process materials consist primarily of bulk drug substance, which has a multi-year shelf life. When the bulk drug substance is manufactured into BRIUMVI finished goods, those finished goods have a shelf life of three years from the date of manufacture. The Company's expectation is to sell finished goods at least twelve months prior to expiration. Due to the Company's long manufacturing lead time, it is necessary to build inventory levels to support BRIUMVI forecasted sales, to ensure appropriate safety stock levels, and meet the Company's commitment to supply BRIUMVI to Neuraxpharm related to the Commercialization Agreement. As a result of being in the early stages of the BRIUMVI product launch, the Company is continuing to evaluate the length of BRIUMVI's operating cycle.

On a quarterly basis, the Company analyzes its inventory levels for excess quantities and obsolescence (expiration), taking into account factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf-life. At September 30, 2025, the Company determined that a reserve related to BRIUMVI inventory for excess quantities and obsolescence is not required. The Company has not recorded any inventory write downs for BRIUMVI.

During the quarter ended September 30, 2025, the Company identified a potential manufacturing deviation affecting one batch of bulk drug substance. The Company is currently evaluating the impact of this deviation on product usability. In accordance with ASC 450-20, management assesses potential losses when information becomes available indicating that it is reasonably possible or probable that a loss has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2025, management has determined that a loss related to this matter is not probable, and the Company has not recorded an inventory reserve related to this matter, however the potential exposure has been estimated at approximately $6.0 million. The Company will continue to monitor the situation and will recognize a charge or reserve in a future period if and when it is determined that a loss related to this batch is both probable and reasonably estimable.

The United States and other countries have recently imposed, and may continue to impose, new tariffs. Tariffs are an inventoriable cost, and the Company's sole supplier of bulk drug substance is located outside of the U.S. While the tariffs imposed to date have not resulted in a material impact on the Company's business and the results of operations, the Company continues to evaluate their impact on its business and results of operations.

NOTE 5 - FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis in its condensed consolidated financial statements. The fair value hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

All Precision shares held are recognized at fair market value as of September 30, 2025, and are classified as an equity investment and included within long-term investments on the condensed consolidated balance sheet as of September 30, 2025.

The Precision License Agreement also includes a milestone payment upon the achievement of a clinical and regulatory milestone event (Milestone Event 1). Milestone Event 1 requires the Company to make a one-time payment to Precision equal to $2.3 million (the Milestone 1 Precision Stock Payment). Upon receipt of the payment, Precision will issue to the Company shares of Precision common stock (rounded down to the nearest whole share) calculated by dividing the Milestone 1 Precision Stock Payment by 200% of the weighted average share price of the Precision common stock for the thirty (30) trading days preceding the achievement of Milestone Event 1. While Milestone Event 1 has not been achieved to date, it was recorded to research and development License Fees as part of the cost of executing the Precision License Agreement, and is classified as a forward contract liability recognized at its fair market value of $1.1 million in Other Current Liabilities on the Company’s condensed consolidated balance sheet as of  September 30, 2025, in accordance with ASC 321.

5% Notes

At the time of the Company's merger (the Company was then known as Manhattan Pharmaceuticals, Inc. (Manhattan)) with Ariston Pharmaceuticals, Inc. (Ariston) in March 2010, Ariston issued $15.5 million of five-year 5% notes payable (the 5% Notes) in satisfaction of several note payable issuances. The 5% Notes and accrued and unpaid interest thereon are convertible at the option of the holder into common stock at the conversion price of $1,125 per share. The Company has no obligations under the 5% Notes aside from the conversion feature. The 5% Notes are recognized in other current liabilities on the Company’s consolidated balance sheet as of  September 30, 2025.

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts receivable, accounts payable and loan payable. As of September 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, restricted cash, accounts receivable, and loan and interest payable approximate their carrying value. The carrying value of the loan payable on the Company’s balance sheet is estimated to approximate its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics.

The Company's equity investments classified as Level 1 were valued using their respective closing stock price on the Nasdaq Stock Market. The Company did not experience any transfers of financial instruments between the fair value hierarchy levels during the three months ended September 30, 2025. The Company's forward contract liabilities classified as Level 2 were valued using Precision’s closing stock price on the Nasdaq Stock Market and the Company's assessment of the probability of achieving Milestone Event 1. The Company's Level 3 instrument amounts represent the fair value of the 5% Notes and related accrued interest.

The following tables provide the fair value measurements of applicable financial assets and liabilities as of September 30, 2025 and December 31, 2024:

	Financial assets and liabilities at fair value as of September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total

Equity Investments	$1,756	$—	$—	$1,756
Total Assets	$1,756	$—	$—	$1,756

Forward Contract Liabilities	$—	$1,138	$—	$1,138
5% Notes	$—	$—	$824	$824
Total Liabilities	$—	$1,138	$824	$1,962

	Financial assets and liabilities at fair value as of December 31, 2024
	Level 1	Level 2	Level 3	Total

Equity Investments	$371	$—	$—	$371
Total Assets	$371	$—	$—	$371

Forward Contract Liabilities	$—	$3,129	$—	$3,129
5% Notes	$—	$—	$661	$661
Total Liabilities	$—	$3,129	$661	$3,790

The change in the fair value of the Level 1 assets and Level 2 and Level 3 liabilities is reported in other (income) expense in the accompanying condensed consolidated statements of operations.

NOTE 6 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company amended and restated certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, $0.001 par value, with rights senior to those of the Company's common stock, issuable in one or more series. Upon issuance, the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock.

Common Stock

The Company amended and restated certificate of incorporation authorizes the issuance of up to 190,000,000 shares of $0.001 par value common stock.

On August 8, 2025, the Company filed an automatic “shelf registration” statement on Form S-3 (the 2025 WKSI Shelf) as a "well-known" issuer" (WKSI) as defined in Rule 405 under the Securities Act of 1933, as amended. The 2025 WKSI Shelf was declared effective upon filing and registers an unlimited amount of debt securities, equity securities, or other securities that the Company  may issue and sell from time to time. The 2025 WKSI Shelf is currently the Company's only active shelf registration statement. The at-the-market program established under the Company's prior shelf registration statement on Form S-3 pursuant to the At-the-Market Issuance Sales Agreement, dated September 2, 2022, with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. has expired. The Company  may offer and sell securities registered under the 2025 WKSI Shelf in one or more offerings, from time to time, depending on market conditions and its capital needs. The Company  may also file additional registration statements in the future to maintain financing flexibility in support of its operations.

Share Repurchase Program and Treasury Stock

In August 2024, the Company announced that its Board of Directors (the Board) had authorized and approved a share repurchase program (the Prior Share Repurchase Program) for up to $100 million of the currently outstanding shares of the Company’s common stock. In September 2025, the Company announced the completion of the Prior Share Repurchase Program. For the three months ended September 30, 2025, the Company repurchased 2,782,545 shares of common stock at a cost of $78.2 million. From inception through completion, the Company repurchased a total of 3,502,334 shares at an average price of $28.55 per share. As of September 30, 2025, no amount remained available for repurchases under the Prior Share Repurchase Program.

In September 2025, the Board authorized and approved a new share repurchase program (the "2025 Share Repurchase Program") for up to $100 million of the currently outstanding shares of the Company’s common stock. Under the 2025 Share Repurchase Program, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, or other methods in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The 2025 Share Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate the Company to acquire any particular amount of its common stock. There were no purchases under the 2025 Share Repurchase Program for the three and nine months ended September 30, 2025.

As of September 30, 2025, 3,543,643 shares of common stock are being held in Treasury, at a cost of approximately $100.2 million, representing the fair market value on the date the shares were surrendered to the Company, mainly as part of the Prior Share Repurchase Program.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the 2012 Incentive Plan) was approved by stockholders in  June 2020. As of  September 30, 2025, 3,266,436 shares of restricted stock and 2,104,810 options were outstanding, and no additional shares were available to be issued under the 2012 Incentive Plan.

The TG Therapeutics, Inc. 2022 Incentive Plan (the 2022 Incentive Plan) was approved by stockholders in  June 2022 with 17,000,000 shares available to be issued, which was amended to increase the shares available to be issued from 17,000,000 to 22,000,000 in June 2025 (the 2022 Incentive Plan Amendment). As of  September 30, 2025, 9,265,168 shares of restricted stock and 2,257,500 options were outstanding, and up to an additional 6,599,742 shares were available to be issued under the 2022 Incentive Plan. The 2022 Incentive Plan is currently the Company's only active incentive plan.

Restricted Stock

The following table summarizes the activity for restricted stock for the nine months ended September 30, 2025:

	Restricted Stock
	September 30,	September 30,
	2025	2024
Restricted stock awards outstanding, beginning of year	11,843,586	9,639,068
Changes during the year:
Granted	2,734,646	4,675,013
Vested	(1,810,349)	(1,873,310)
Expired or Forfeited	(236,279)	(294,773)
Restricted stock awards outstanding, end of period	12,531,604	12,145,998

Total stock-based compensation expense related to restricted stock grants was $17.5 million and $11.3 million for the  three months ended September 30, 2025 and 2024, respectively, net of $0.5 million and $0.9 million of expense capitalized into inventory during the respective periods. For the  nine months ended September 30, 2025 and 2024, total stock-based compensation expense related to restricted stock grants was $48.0 million and $28.5 million, respectively, net of $2.5 million and $2.8 million of expense capitalized into inventory.

As of September 30, 2025, the Company had approximately $54.6 million of total unrecognized compensation expense related to unvested time-based restricted stock, expected to be recognized over a weighted-average period of  2.8 years. This amount excludes  975,000 shares of milestone-based restricted stock, which vest upon the achievement of specified corporate milestones, and  3,817,678 shares of restricted stock that vest based on market conditions.

Milestone-based noncash compensation expense will be recognized if and when achievement of the related milestone becomes probable. Awards with market conditions are valued using advanced option-pricing models, such as a Monte Carlo simulation, with the effect of the market condition reflected in the grant-date fair value. Compensation expense for awards with market conditions is recognized over the requisite service period derived from the grant-date valuation, regardless of whether the market condition is ultimately satisfied.

As of  September 30, 2025, the Company had approximately  $19.2 million of total unrecognized compensation expense related to unvested milestone-based restricted stock and approximately $42.5 million related to restricted stock with market conditions, which is expected to be recognized over a weighted-average period of  3.0 years.

Stock Options:

The following table summarizes the activity for stock options for the nine months ended September 30, 2025:

	Stock Options
	September 30,	September 30,
	2025	2024
Stock options outstanding, beginning of year	4,470,216	4,697,029
Changes during the year:
Granted	—	—
Exercised	(51,650)	(65,063)
Expired or Forfeited	(56,250)	—
Stock options outstanding, end of period	4,362,316	4,631,966

Total stock-based compensation expense associated with stock options was approximately $0.2 million and $0.5 million during the three months ended September 30, 2025 and 2024, respectively, and $1.0 million and $2.1 million for the nine months ended September 30, 2025 and 2024, respectively. As of  September 30, 2025, there was approximately $0.6 million of total unrecognized compensation cost related to unvested time-based stock options, which is expected to be recognized over a weighted-average period of 0.8 years. As of  September 30, 2025, stock options outstanding include options granted to both employees and non-employees which are both time-based and milestone-based. Stock-based compensation for milestone-based options will be recorded if and when a milestone becomes probable.

Warrants

As of September 30, 2025, the Company had outstanding warrants issued to Hercules Capital, Inc. (Hercules) to purchase 115,042 and 50,172 shares of its common stock with exercise prices of $17.95 and $14.70, respectively. The warrants were issued in connection with the Company's prior loan agreement with Hercules, which has been repaid and terminated. These Warrants shall be exercisable for seven years from their date of issuance, and will expire on  December 30, 2028 and March 31, 2030, respectively.

NOTE 7 - LOAN PAYABLE

In August 2024, the Company entered into a term loan facility of $250 million (the Initial Term Loan) with Blue Owl Capital Corporation, as administrative agent (the Administrative Agent), HealthCare Royalty and Blue Owl Capital under the Financing Agreement (as defined below).

The Initial Term Loan is governed by a financing agreement (the Financing Agreement), which provides for (i) a single draw of the Initial Term Loan, which was funded on August 2, 2024 and (ii) an uncommitted additional facility in an aggregate principal amount of up to $100 million. The Initial Term Loan will mature on  August 2, 2029 (the Term Loan Maturity Date). The Initial Term Loan accrues interest at a per annum rate of interest equal to an applicable margin plus, at the Company’s option, either (a) at a base rate determined by reference to the highest of (1) the prime rate published by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) Term SOFR, plus 1.00% or (b) Term SOFR, which, shall be no less than 1.00%. The applicable margin for borrowings of the Initial Term Loan is determined on a quarterly basis by reference to a pricing grid based on the achievement of US Net Sales (as defined in the Financing Agreement) for the most recently completed four consecutive fiscal quarters. The pricing grid commences at 5.50% for SOFR borrowings and 4.50% for base rate borrowings and is subject to a 25 basis point step-down upon achievement of a specified US Net Sales threshold. The Initial Term Loan requires scheduled quarterly amortization payments, commencing with the fiscal quarter ending  June 30, 2028, in an amount equal to $12.5 million, with the balance due and payable on the Term Loan Maturity Date; provided that such amortization payments  may be deferred to the Term Loan Maturity Date upon the achievement of a Total Net Leverage Ratio (as defined in the Financing Agreement) that is less than or equal to an agreed threshold.

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

The Company incurred total financing and upfront costs of $6.0 million related to the Initial Term Loan which are recorded as debt issuance costs and debt discount costs and as an offset to loan payable on the Company’s consolidated balance sheet. The debt issuance and debt discount costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and will be included in interest expense in the Company’s consolidated statements of operations. Amortization of debt issuance and debt discount costs was $0.9 million for the nine months ended September 30, 2025 and $5.3 million for the nine months ended September 30, 2024, which included a write off of remaining debt issuance balance under the prior loan agreement with Hercules. At September 30, 2025, the remaining unamortized balance of debt issuance and discount costs was approximately $4.7 million.

The loan payable balance of the Initial Term Loan as of September 30, 2025, is as follows:

	The Initial Term Loan	The Initial Term Loan
	September 30,	December 31,
(in thousands)	2025	2024
Loan payable	$250,000	$250,000
Add: Accreted Liability of final payment fee	—	—
	250,000	250,000
Less: unamortized debt issuance and debt discount costs	(4,660)	(5,571)
	245,340	244,429
Less: principal payments	—	—
Total loan payable	245,340	244,429
Less: current portion	—	—
Loan payable non-current	$245,340	$244,429

NOTE 8 - LEASES

In October 2014, the Company entered into an agreement (the Office Agreement) with Fortress Biotech, Inc. (FBIO) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO. The Office Agreement requires the Company to pay its respective share of the average annual rent and other costs of the 15-year lease. The Company approximates an average annual rental obligation of $1.8 million under the Office Agreement. In connection with the Office Agreement, the Company has pledged $1.3 million to secure a line of credit as a security deposit for the Office Agreement, which has been recorded as restricted cash in the accompanying condensed consolidated balance sheets.

In October 2021, the Company finalized a five-year lease for office space in North Carolina (the NC Lease). The Company approximates an average annual rental obligation of $0.2 million under the NC Lease. The Company incurred rental expense of less than $0.2 million for the nine months ended September 30, 2025.

The present values of the Company's lease liability and corresponding Right-of-Use (ROU) asset are $8.4 million and $6.5 million, respectively, as of September 30, 2025. The Company's leases have remaining lease terms of two to six years. One lease has a renewal option to extend the lease for an additional term of two years. The following components of lease expense are included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$477	$551	$1,455	$1,702
Net lease cost	$477	$551	$1,455	$1,702

As of September 30, 2025, the weighted-average remaining operating lease term was 5.2 years and the weighted-average discount rate for operating leases was 10.08%. Cash paid for amounts included in the measurement of operating lease liabilities during the nine months ended September 30, 2025 was $1.6 million. The balance sheet classification of lease liabilities was as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Liabilities
Lease liability current portion	$1,068	$1,157
Lease liability non-current	7,308	8,133
Total lease liability	$8,376	$9,290

As of September 30, 2025, the maturities of lease liabilities were as follows:

Operating
(in thousands)	leases
Remainder of 2025	$519
2026	2,080
2027	1,913
2028	1,827
2029	1,827
After 2030	2,889
Total lease payments	11,055
Less: interest	(2,679)
Present value of lease liabilities(*)	$8,376

(*)

As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date and considering the term of the lease to determine the present value of lease payments. The Company used the incremental borrowing rate of 10.25% on February 28, 2019, for operating leases that commenced prior to that date through December 31, 2021. The Company used an incremental borrowing rate of 5.65% for the NC lease.

NOTE 9 - LICENSE AGREEMENTS

BRIUMVI (Ublituximab)

In January 2012, the Company entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the LFB License Agreement). Under the terms of the LFB License Agreement, the Company has acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. From the inception of the LFB License Agreement, the Company has incurred expenses of approximately $31.0 million related to the achievement of certain milestones of the LFB License Agreement. No further milestone payments remain payable under the LFB License Agreement.

LFB Group is eligible to receive royalty payments on net sales of ublituximab at a royalty rate that escalates from mid-single digits to high-single digits. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or fifteen years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party. During the three and nine months ended September 30, 2025, the Company recorded $15.8 million and $42.1 million, respectively, related to the worldwide royalty due under the LFB License Agreement in cost of revenue. As of September 30, 2025, $15.8 million in royalties payable under the LFB License Agreement remain outstanding in accounts payable and accrued expenses.

In November 2012, the Company entered into an exclusive (within the territory) sublicense agreement with Ildong Pharmaceutical Co. Ltd. (Ildong) relating to the development and commercialization of ublituximab in South Korea and Southeast Asia. Under the terms of the sublicense agreement, Ildong has been granted a royalty bearing, exclusive right, including the right to grant sublicenses, to develop and commercialize ublituximab in South Korea, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Philippines, Vietnam, and Myanmar.

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is being recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or fifteen years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which the Company will have certain ongoing responsibilities under the sublicense agreement. The Company recorded license revenue of approximately $38,000 for each of the three months ended September 30, 2025 and 2024. At September 30, 2025 and December 31, 2024, the Company has deferred revenue of approximately less than $0.1 million and $0.2 million, respectively, associated with this $2.0 million payment.

The Company  may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will make royalty payments to the Company on net sales of ublituximab in the sublicense territory.

Neuraxpharm Commercialization Agreement

In July 2023, the Company entered into the Commercialization Agreement with Neuraxpharm. The Company granted Neuraxpharm the exclusive right to commercialize BRIUMVI in certain territories outside the United States, Canada, and Mexico, the commercialization rights for which had been previously retained by the Company, thus, and excluding certain Asian countries subject to previously existing partnerships. Under the terms of the Commercialization Agreement, the Company received a one-time, non-refundable payment of $140.0 million upon contract execution and a $12.5 million milestone payment upon the first key market commercial launch in the EU. The Company is eligible to receive up to an additional $492.5 million in milestone-based payments on achievement of certain launch and commercial milestones. In addition, the Company will receive tiered double-digit royalties on net product sales up to 30%. During the three and nine months ended September 30, 2025, royalty revenue of $1.5 million and $3.2 million, respectively, was recognized.

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

The arrangement also provides Neuraxpharm with the right to make optional purchases of BRIUMVI (the Supply of Licensed Product). These optional purchases are accounted for as a separate contract when the right to purchase BRIUMVI is exercised. The consideration for optional purchases of BRIUMVI by Neuraxpharm approximates the price that a customer in the Territory would be willing to pay for these goods. The performance obligation related to the Supply of Licensed Product is met when control of the product passes to Neuraxpharm. The consideration received from Neuraxpharm for the supply of BRIUMVI will be recognized by the Company as a component of product revenue, net. As of September 30, 2025, the Company has an unconditional right to receive $1.3 million in consideration from Neuraxpharm related to the performance obligation to supply BRIUMVI, that is recorded as accounts receivable, net. The related performance obligation to supply BRIUMVI has not yet been satisfied, and therefore, as of September 30, 2025, $34.7 million has been recorded as deferred revenue. The Company will reevaluate the consideration received, and performance obligations satisfied, at the end of each reporting period. Such reevaluations may result in a change to the amount of product revenue, net, recognized and deferred revenue.

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

Pursuant to the Precision License Agreement, the Company made an upfront payment to Precision of $7.5 million, consisting of (i) $5.25 million in cash and (ii) $2.25 million, as an equity investment, for the purchase of 2,920,816 shares of Precision’s common stock. In January 2025, the Company made a deferred payment of $2.5 million to Precision consisting of an equity investment in Precision’s common stock at a 100% premium to the 30-day volume-weighted average price (the 30-day VWAP) prior to purchase. Upon achievement of certain near-term clinical or time-based milestones, the Company will make a $7.5 million payment to Precision, a portion of which will also be an equity investment in Precision’s common stock at a 100% premium to the 30-day VWAP prior to purchase. Precision will be eligible to receive up to $288 million in additional milestone payments based on the achievement of certain clinical, regulatory, and commercial milestones. In addition, the Company is obligated to pay Precision high-single-digit to low-double-digit royalties on net sales of the licensed product on a country-by-country basis until the latest to occur of patent expiration, loss of regulatory exclusivity, and a period of ten years following the first commercial sale of the licensed product in such country. As of September 30, 2025, none of the near-term clinical milestones have been achieved.

MaxCyte

On February 10, 2025, the Company entered into the Strategic Platform License Agreement with MaxCyte, Inc (MaxCyte). which granted a non-exclusive, non-transferable license for the Company to use MaxCyte’s cell loading technology (licensed technology) to develop and commercialize products for the treatment of autoimmune and other non-oncology diseases and conditions, including azer-cel, which was licensed by the Company from Precision in January 2024.

MaxCyte is eligible to receive royalty payments on net sales of approved products developed with the licensed technology at a royalty rate in the low-single digits. Upon the achievement of the first dosing of a human subject in a pivotal trial for a product developed with the licensed technology the Company will make a $1.0 million payment to MaxCyte. MaxCyte will also be eligible to receive up to $13.0 million in additional milestone payments based on the achievement of certain regulatory marketing approvals. The Company is also required to pay an annual licensing fee of approximately $0.2 million for access to the licensed technology.

The Strategic Platform License Agreement will expire on the ten-year anniversary if the Company has not achieved at least one of the milestone events prior to that date. The Company will have the option, at its sole discretion, to extend the term of the Strategic Platform License Agreement beyond the initial ten years for successive renewal terms of five years each, as long as all applicable licensing fees and milestone payments have been paid timely and the Company provides MaxCyte at least ninety days written notice prior to the expiration of the then-current term.

TG-1701: BTK

In January 2018, the Company entered into a global exclusive license agreement with Jiangsu Hengrui Medicine Co. (Hengrui), to acquire worldwide intellectual property rights, excluding Asia but including Japan, and for the research, development, manufacturing, and commercialization of products containing or comprising of any of Hengrui’s Brutons Tyrosine Kinase inhibitors containing the compounds of TG-1701. In September 2025, the Company and Jiangsu mutually agreed to terminate its license agreement covering TG-1701. As a result, all rights to the program have reverted to Jiangsu, and the Company has no further obligations for milestone or royalty payments.

TG-1801: anti-CD47/anti-CD19

In June 2018, the Company entered into a Joint Venture and License Option Agreement with Novimmune SA (Novimmune) to collaborate on the development and commercialization of Novimmune’s novel first-in-class anti-CD47/anti-CD19 bispecific antibody known as TG-1801 (previously NI-1701). In April 2025, the Company and Novimmune mutually agreed to terminate its Joint Venture and License Option agreement. As a result, all rights to the program have reverted to Novimmune, and the Company has no further obligations for milestone or royalty payments.

NOTE 10 - RELATED PARTY TRANSACTIONS

In July 2015, the Company entered into a Shared Services Agreement (the Shared Services Agreement) with FBIO to share the cost of certain services such as facilities use, personnel costs and other overhead and administrative costs. The Shared Services Agreement requires the Company to pay its respective share of services utilized. In connection with the Shared Services Agreement, the Company incurred expenses of approximately $1.0 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively, primarily related to shared personnel. Mr. Weiss, the Company's Chairman and Chief Executive Officer, also serves as a director and Executive Vice Chairman, Strategic Development of FBIO.

See Note 8 – Leases for details regarding the Office Agreement with FBIO.

NOTE 11 - INCOME TAXES

For the nine months ended September 30, 2025 and 2024, the Company recorded income tax benefit of $361.8 million and income tax expense of $0.1 million, respectively. The effective tax rates for the nine months ended September 30, 2025 and 2024 were (580.8)% and 63.1%, respectively. For the nine months ended September 30, 2025, the effective tax rate differs from the federal statutory rate primarily due to a change in deferred tax asset valuation allowance. For the nine months ended September 30, 2024, the effective tax rate differs from the federal statutory rate primarily due to state income taxes, non-deductible officer compensation, research and development credit, and change in valuation allowance.

For the three months ended  September 30, 2025 and 2024, the Company recorded income tax benefit of $365.0 million and income tax expense of $0.4 million, respectively. The effective tax rates for the three months ended September 30, 2025 and 2024 were (1408.7)% and 9.1%, respectively. For the three months ended September 30, 2025, the effective tax rate differs from the federal statutory rate primarily due to a change in deferred tax asset valuation allowance. For the three months ended September 30, 2024, the effective tax rate differs from the federal statutory rate primarily due to state income taxes, research and development tax credit, non-deductible officer compensation and change in valuation allowance.

The Company is subject to income taxes in the U.S. and various state jurisdictions. Significant judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company monitors the realizability of its deferred tax assets at each reporting period. In completing the Company's assessment of realizability of its deferred tax assets, the Company considers, among other things: its history of income (loss) measured at pre-tax income (loss) adjusted for permanent book-tax differences on a jurisdictional basis; volatility in actual earnings; and the impacts of the timing of reversals of existing temporary differences. The Company also relies on its assessment of the Company’s projected future results of business operations, including uncertainty in future operating results, variable macroeconomic conditions, and changes in business that may affect the existence and magnitude of future taxable income. The Company's valuation allowance assessment is based on its best estimate of future results considering all available information.

As of September 30, 2025, based on the relevant weight of positive and negative evidence, including improved and sustained profitability trends as well as consideration of the Company's expected future taxable earnings, the Company concluded that it is more likely than not that its U.S. federal and certain state deferred tax assets are realizable. As such, the Company released $371.7 million of its valuation allowance associated with the U.S. federal and state deferred tax assets, except for those related to certain state net operating loss carryforwards. The Company continues to maintain a full or partial valuation allowance against certain state attributes as of September 30, 2025, because the Company concluded it is not more likely than not to be realized, as the Company expects certain state attribute generation in future years to exceed its ability to use these deferred tax assets.

The Company's provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the Company's estimated tax rate changes, it makes a cumulative adjustment.

On July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was enacted in the United States. Among other changes, the OBBBA modifies key business tax provisions, including restoring 100% bonus depreciation under Section 168(k), reverting to the higher, EBITDA-based, business interest expense limitation under Section 163(j) and reinstatement of expensing domestic research and development costs including those previously capitalized under Section 174.

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Company has completed a study to assess whether an “ownership change” has occurred through December 31, 2023 as defined in Section 382. Based on the analysis, the Company experienced an ownership change in November 2012.  The Company estimates the base Section 382 annual limitation regarding the Company’s November 2012 ownership change to be immaterial. Future changes in the Company's stock ownership, which may be outside of its control, may trigger an additional “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an “ownership change” has occurred or does occur in the future, utilization of the NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company contracts with various third parties to conduct certain activities including clinical operations and contract manufacturing, and for the clinical and commercial supply of BRIUMVI. Certain contracts contain non-cancellable features or require the Company to make binding forecasts for future purchases. As of  September 30, 2025, the Company had aggregate non-cancelable purchase commitments of $202.0 million, of which $102.1 million and $99.9 million are expected to be incurred in the years 2026 and 2027, respectively. These amounts do not represent the Company's entire anticipated purchases in the future as the amounts of such obligations are dependent on the timing of future orders, and the terms of the agreement, which the Company believes at this time cannot be reasonably estimated.

Loan Payable

See Note 7 - for a detailed description of the Company's loan agreement.

Leases

See Note 8 - for a detailed description of the Company's lease arrangements in New York and North Carolina.

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

OVERVIEW

TG Therapeutics is a fully-integrated, commercial stage, biopharmaceutical company focused on the acquisition, development and commercialization of novel treatments for B-cell diseases. In addition to a research pipeline of investigational medicines, TG has received approval from the FDA for BRIUMVI (ublituximab-xiiy) to treat adult patients with relapsing forms of multiple sclerosis (RMS), to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults, as well as approval from several regulatory authorities outside of the U.S. to treat adult patients with RMS who have active disease defined by clinical or imaging features. We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

RECENT EVENTS

In September 2025, we completed our previously authorized $100 million share repurchase program, which was initially announced in August 2024 (the Prior Share Repurchase Program). Under the Prior Share Repurchase Program, we repurchased a total of 3,502,334 shares of our common stock at an average price of $28.55 per share. In September 2025, the Board authorized and approved a new share repurchase program (the 2025 Share Repurchase Program) for up to $100 million of the currently outstanding shares of our common stock. There were no repurchases under the 2025 Share Repurchase Program for the three and nine months ended September 30, 2025.

OUR PRODUCTS

We currently license worldwide development and commercial rights, subject to certain limited geographical restrictions, for all of our products under development. The following table summarizes the current clinical trial status for our lead drug candidates as of September 2025.

Clinical Drug Candidate: (molecular target)	Initial Target Disease	Stage/Status of Development
Ublituximab IV (anti-CD20 mAb)	RMS	APPROVED
Ublituximab IV Simplified Dosing Schedule	RMS	Phase 3 completed enrollment
Ublituximab Subcutaneous (anti-CD20 mAb)	RMS	Phase 3 enrolling
Azer-cel	Progressive Forms of Multiple Sclerosis	Phase 1 enrolling

BRIUMVI (ublituximab-xiiy) Overview

Development of BRIUMVI

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

●

In December 2020, we announced positive top-line results from the ULTIMATE I & II trials. Both studies met their primary endpoint of significantly reducing ARR over a 96-week period (p<0.005 in each study) with BRIUMVI demonstrating an ARR of <0.10 in each of the studies. Relative reductions of approximately 60% and 50% in ARR over teriflunomide were observed in ULTIMATE I & II, respectively. Key secondary MRI endpoints were also met.

●	On August 22, 2022, the full results from the ULTIMATE I & II trials were published in the New England Journal of Medicine.
●	On February 27, 2024, we announced the issuance of three additional patents by the United States Patent and Trademark Office (USPTO) for BRIUMVI, which extended patent protection through 2042.
●

Additional BRIUMVI data continues to be presented at major medical meetings. Most recently data was presented at ECTRIMS 2025, including six year long term data from the ULTIMATE I & II Phase 3 trials; updated data from the ENHANCE trial evaluating modified dosing regimens for BRIUMVI in patients with RMS, and 2025 data from ENABLE, the first Phase 4 observational study for patients with RMS starting treatment on BRIUMVI.

●	In August 2025, we announced patient enrollment commenced into a randomized Phase 3 pivotal cohort to evaluate a consolidated Day 1 and Day 15 dosing regimen for IV BRIUMVI in the ongoing ENHANCE trial.

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

Ex-U.S. Commercialization of BRIUMVI

In June 2023, we announced that the EC granted approval of BRIUMVI to treat adult patients with RMS who have active disease defined by clinical or imaging features. With this approval, the centralized marketing authorization is valid in all EU member states, Iceland, Norway and Liechtenstein.

In August 2023, we announced an agreement with Neuraxpharm Pharmaceuticals, S.L. (Neuraxpharm), a leading European specialty pharmaceutical company focused on the treatment of CNS disorders, for the Ex-U.S. commercialization of BRIUMVI (Commercialization Agreement). Under the terms of the Commercialization Agreement, we received an upfront payment of $140 million, and $12.5 million upon launch in the first EU country in February 2024, and up to an additional $492.5 million in milestone-based payments on achievement of certain launch and commercial milestones. The total deal is valued at up to $645 million in upfront and milestone payments. In addition, we will receive tiered double-digit royalties on net product sales up to 30%. In exchange, Neuraxpharm will have the exclusive right to commercialize BRIUMVI in territories outside the U.S., Canada and Mexico, which are retained by TG, and excluding certain Asian countries of which we previously partnered.

In February 2024, we announced the commercial launch of BRIUMVI in the EU by Neuraxpharm, with BRIUMVI made available for commercial sale in Germany.

BRIUMVI is now approved in the European Union, the United Kingdom, Switzerland, Australia, Kuwait and the United Arab Emirates.

Subcutaneous Ublituximab Overview

In August 2024, we announced the initiation of a Phase 1 clinical trial evaluating subcutaneous ublituximab (the active ingredient in BRIUMVI), and sometimes otherwise referred to as “subcutaneous BRIUMVI" in patients with RMS.

In January 2025, we announced the first patients with myasthenia gravis (MG) have been enrolled in a clinical trial evaluating ublituximab.

In September 2025 we announced enrollment commenced in the Phase 3 pivotal program evaluating subcutaneous ublituximab. The Phase 3 pivotal program is a randomized, open label, parallel-group, multicenter study designed to evaluate the pharmacokinetics, pharmacodynamics, safety, radiological and clinical effects of subcutaneous ublituximab compared to IV BRIUMVI in adult participants with RMS. Participants will be randomized into one of three arms: 8-week regimen of subcutaneous ublituximab, 12-week regimen of subcutaneous ublituximab or the currently approved IV BRIUMVI dosing schedule. The primary endpoint of the trial is non inferior exposure of subcutaneous ublituximab compared to IV BRIUMVI with respect to area under the curve (AUC) at week 24.

Azercabtagene Zapreleucel (azer-cel)

Azer-cel is an allogeneic (off-the-shelf) CD19-directed CAR T cell therapy under development by us for autoimmune diseases. Made from donor-derived T cells modified using a proprietary ARCUS genome editing technology, azer-cel recognizes the well characterized B-cell surface protein CD19, an important and validated target in several B-cell cancers and autoimmune diseases. Azer-cel is designed to minimize graft-versus-host disease (GvHD), a significant complication associated with other donor-derived, cell-based therapies. In August 2024, we announced FDA clearance of the IND for azer-cel for the treatment of progressive forms of MS. In August 2025, we announced the first patient with progressive multiple sclerosis has been dosed with azer-cel in a Phase 1 trial.

For more information, please refer to our Annual Report on Form 10-K for the quarter and year ended December 31, 2024.

RESULTS OF OPERATIONS

The following table summarizes the results of operations for the three months ended September 30, 2025 and 2024:

	Three months ended
	September 30,
(in thousands)	2025	2024
Product revenue, net	$159,317	83,297
License, milestone, royalty and other revenue	2,392	582
Total Revenue	$161,709	$83,879

Costs and expenses:
Cost of revenue	28,093	9,341
Research and development:
Noncash compensation	5,335	3,028
Other research and development	35,543	17,110
Total research and development	40,878	20,138

General and administrative:
Noncash compensation	12,351	8,745
Other selling, general and administrative	51,022	33,221
Total general and administrative	63,373	41,966

Total costs and expenses	132,344	71,445

Interest expense	6,721	10,832
Other income	(3,265)	(2,666)
Total other expense, net	3,456	8,166

Net income before taxes	25,909	4,268
Income tax benefit (expense)	364,986	(388)
Net income	$390,895	$3,880

Product Revenue, Net. Product revenue, net was approximately $159.3 million for the three months ended September 30, 2025, compared to $83.3 million for the three months ended September 30, 2024. Product revenue, net for both the three months ended September 30, 2025 and September 30, 2024 consisted of net product sales of BRIUMVI in the United States of $152.9 million and $83.3 million, respectively. Also included in product revenue, net for the three months ended September 30, 2025 are sales of BRIUMVI to our ex-U.S. licensing partner, Neuraxpharm, of $6.4 million. The increase in product revenue, net is a result of greater market penetration.

License, Milestone, Royalty and Other Revenue. License, milestone, royalty and other revenue was $2.4 million for the three months ended September 30, 2025 and $0.6 million for the three months ended September 30, 2024. License, milestone, royalty and other revenue for the three months ended September 30, 2025 is comprised of $0.9 million of consideration received for development and regulatory activities performed on behalf of Neuraxpharm in accordance with the Commercialization Agreement and $1.5 million of royalty revenue recognized under the Commercialization Agreement with Neuraxpharm (see Note 2 - Revenue for more information). License, milestone, royalty and other revenue for the three months ended September 30, 2024 is primarily comprised of consideration received for development and regulatory activities performed on behalf of Neuraxpharm in accordance with the Commercialization Agreement (see Note 2 - Revenue for more information).

Cost of Revenue. Cost of revenue for the three months ended September 30, 2025 was $28.1 million compared to approximately $9.3 million for the three months ended September 30, 2024. Cost of revenue for both the three months ended September 30, 2025 and September 30, 2024 consists primarily of royalties owed to our licensing partner for BRIUMVI sales, third-party manufacturing, distribution and overhead costs. A portion of the manufacturing costs of BRIUMVI sold during the quarter ending September 30, 2024 was expensed as research and development prior to the FDA approval of BRIUMVI and therefore it is not reflected in the cost of revenue. We depleted these inventories during the quarter ending March 31, 2025.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $5.3 million for the three months ended September 30, 2025, as compared to $3.0 million during the comparable period ended September 30, 2024. The increase in noncash compensation expense was primarily due to greater recognition of noncash compensation expense for performance-based awards and increased stock price at which equity awards were granted during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

Other Research and Development Expense. Other research and development expense was $35.5 million for the three months ended September 30, 2025, as compared to $17.1 million during the three months ended September 30, 2024. The increase in research and development expense during the three months ended September 30, 2025 was primarily due to an increase in manufacturing expense, including manufacturing and development costs incurred in connection with our subcutaneous ublituximab development work during the period ended September 30, 2025, as well as increased clinical trial related expenses pertaining to our clinical pipeline, and increased personnel costs, partially offset by a one-time milestone payment made in 2024.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $12.4 million for the three months ended September 30, 2025, as compared to $8.7 million during the comparable period ended September 30, 2024. The increase in noncash compensation expense was primarily due to greater recognition of noncash compensation expense for performance and market-based awards and an increase in headcount and stock price at which equity awards were granted during the three months ended September 30, 2025.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses totaled $51.0 million for the three months ended September 30, 2025, as compared to $33.2 million during the comparable period ended September 30, 2024. The increase was primarily due to other selling, general and administrative costs, including marketing personnel and external costs associated with the commercialization of BRIUMVI during the three months ended September 30, 2025.

Interest Expense. Interest expense totaled $6.7 million for the three months ended September 30, 2025, as compared to $10.8 million for the three months ended September 30, 2024. The decrease is mainly due to $4.6 million of debt extinguishment costs in connection with the termination of our prior loan agreement with Hercules during the three months ended September 30, 2024.

Other Income. Other income totaled $3.3 million for the three months ended September 30, 2025, as compared to $2.7 million during the comparable period ended September 30, 2024. The increase is mainly due to higher interest income received from our investments during the period.

Income Tax Benefit (Expense). Income tax benefit totaled $365.0 million for the three months ended September 30, 2025, as compared to income tax expense of ($0.4) million during the comparable period ended September 30, 2024. The increase in income tax benefit is driven by the release of our deferred tax asset valuation allowance during the three months ended September 30, 2025.

The following table summarizes the results of operations for the nine months ended September 30, 2025 and 2024:

	Nine months ended
	September 30,
(in thousands)	2025	2024
Product revenue, net	$417,815	$206,381
License, milestone, royalty and other revenue	5,898	14,438
Total Revenue	$423,713	$220,819

Costs and expenses:
Cost of revenue	62,572	23,087
Research and development:
Noncash compensation	12,984	8,000
Other research and development	106,038	62,417
Total research and development	119,022	70,417

General and administrative:
Noncash compensation	36,035	22,593
Other selling, general and administrative	133,254	92,742
Total general and administrative	169,289	115,335

Total costs and expenses	350,883	208,839

Interest expense	20,194	16,967
Other income	(9,661)	(5,128)
Total other expense, net	10,533	11,839

Net income before taxes	62,297	141
Income tax benefit (expense)	361,845	(89)
Net income	$424,142	$52

Product Revenue, Net. Product revenue, net was approximately $417.8 million for the nine months ended September 30, 2025, compared to $206.4 million for the nine months ended September 30, 2024. Product revenue, net for both the nine months ended September 30, 2025 and September 30, 2024 consisted of net product sales of BRIUMVI in the United States of $411.4 million and $206.4 million, respectively. Also included in product revenue, net for the nine months ended September 30, 2025 are sales of BRIUMVI to our ex-U.S. licensing partner, Neuraxpharm, of $6.4 million. The increase in product revenue, net is a result of greater market penetration.

License, Milestone, Royalty and Other Revenue. License, milestone, royalty and other revenue was $5.9 million for the nine months ended September 30, 2025 and $14.4 million for the nine months ended September 30, 2024. License, milestone, royalty and other revenue for the nine months ended September 30, 2025 is primarily comprised $2.7 million of consideration received for development and regulatory activities performed on behalf of Neuraxpharm in accordance with the Commercialization Agreement and $3.2 million of royalty revenue recognized under the Commercialization Agreement with Neuraxpharm (see Note 2 - Revenue for more information). License, milestone, royalty and other revenue for the nine months ended September 30, 2024 is predominantly comprised of recognition of the one-time $12.5 million milestone payment under the Commercialization Agreement for the first key market commercial launch of BRIUMVI in the EU.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2025 was $62.6 million compared to approximately $23.1 million for the nine months ended September 30, 2024. Cost of revenue for both the nine months ended September 30, 2025 and September 30, 2024 consists primarily of royalties owed to our licensing partner for BRIUMVI sales, third-party manufacturing, distribution and overhead costs. A portion of the manufacturing costs of BRIUMVI sold through the middle of the quarter ending March 31, 2025 was expensed as research and development prior to the FDA approval of BRIUMVI and therefore it is not reflected in the cost of revenue. We depleted these inventories during the quarter ending March 31, 2025.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $13.0 million for the nine months ended September 30, 2025, as compared to $8.0 million during the comparable period ended September 30, 2024. The increase in noncash compensation expense was primarily due to greater recognition of noncash compensation expense for performance-based awards and increased stock price at which equity awards were granted during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Other Research and Development Expense. Other research and development expense was $106.0 million for the nine months ended September 30, 2025, as compared to $62.4 million during the nine months ended September 30, 2024. The increase in research and development expense during the nine months ended September 30, 2025 was primarily due to an increase in manufacturing expense, including manufacturing and development costs incurred in connection with our subcutaneous ublituximab development work during the period ended September 30, 2025, as well as increased clinical trial related expenses pertaining to our clinical pipeline, and increased personnel costs.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $36.0 million for the nine months ended September 30, 2025, as compared to $22.6 million during the comparable period ended September 30, 2024. The increase in noncash compensation expense was primarily due to greater recognition of noncash compensation expense for performance and market-based awards and an increase in headcount and stock price at which equity awards were granted during the nine months ended September 30, 2025.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses totaled $133.3 million for the nine months ended September 30, 2025, as compared to $92.7 million during the comparable period ended September 30, 2024. The increase was primarily due to other selling, general and administrative costs, including marketing personnel and external costs associated with the commercialization of BRIUMVI during the nine months ended September 30, 2025.

Interest Expense. Interest expense totaled $20.2 million for the nine months ended September 30, 2025, as compared to $17.0 million for the nine months ended September 30, 2024. The increase is mainly due to increased interest expense pertaining to the Initial Term Loan with Blue Owl during the period ended September 30, 2025 (see Note 7 - Loan Payable for more information).

Other Income. Other income totaled $9.7 million for the nine months ended September 30, 2025, as compared to $5.1 million during the comparable period ended September 30, 2024. The increase is mainly due to higher interest income received from our investments during the period.

Income Tax Benefit (Expense). Income tax benefit totaled $361.8 million for the nine months ended September 30, 2025, as compared to income tax expense of ($0.1) million during the comparable period ended September 30, 2024. The increase in income tax benefit is driven by the release of our deferred tax asset valuation allowance during the nine months ended September 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Although we have recently achieved profitability, we have incurred substantial operating losses since our inception. BRIUMVI was first commercially launched in the United States in January of 2023, and ex-US through our partner Neuraxpharm in February 2024. Despite the commercialization of BRIUMVI and the potential future commercialization of our other drug candidates, there can be no assurance that we will maintain profitability on an ongoing basis. For the nine months ended September 30, 2025, we generated revenue of $423.7 million. Historically, our operating losses have been driven primarily by expenses related to research and development programs and from selling, general and administrative costs associated with our operations and commercialization activities to date. Our future operating results and cash flows may fluctuate significantly from period to period, and we will need to generate substantial revenues to sustain profitability and positive cash flow over the long term. As of September 30, 2025, our accumulated deficit was approximately $1.1 billion.

As of September 30, 2025, we had $178.3 million in cash and cash equivalents, and investment securities. We anticipate that our cash, cash equivalents, and investment securities, combined with projected future revenues will be sufficient to meet our liquidity needs for more than twelve-months from the date of filing this Quarterly Report on Form 10-Q. The actual level of cash required for operations will depend on numerous factors, including, among others, the scope of commercialization activities for BRIUMVI, timing of collection of receivables from our customers on extended payment terms, the timing and design of clinical trials for our product candidates, and costs associated with licensing or acquiring new product candidates. We may require significant additional financing in the future to support our ongoing and planned operations.

Discussion of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine months ended
	September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(44,432)	$(14,876)
Net cash provided by (used in) investing activities	$29,437	$(16,824)
Net cash (used in) provided by financing activities	$(90,787)	$134,599

Cash used in operating activities for the nine months ended September 30, 2025 was $44.4 million as compared to cash used in operating activities of $14.9 million for the nine months ended September 30, 2024. The increase in net cash used in operating activities was primarily due to an increase in accounts receivable during the nine months ended September 30, 2025, partially offset by an increase in accounts payable.

Net cash provided by investing activities for the nine months ended September 30, 2025 was $29.4 million as compared to $16.8 million used in investing activities for the nine months ended September 30, 2024. The decrease in net cash used in investing activities was primarily due to decreased investments in held-to-maturity securities during the nine months ended September 30, 2025. as compared to the nine months ended September 30, 2024.

Net cash used in financing activities for the nine months ended September 30, 2025 was approximately $90.8 million as compared to net cash provided by financing activities of $134.6 million for the nine months ended September 30, 2024. Net cash used in financing activities during the nine months ended September 30, 2025 is mainly due the repurchase of stock under our share repurchase program. Net cash provided by financing activities during the nine months ended September 30, 2024 is mainly due to the proceeds from the new loan with Blue Owl, offset by the payoff of our prior loan with Hercules.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Commercialization

If we obtain U.S. Food and Drug Administration (FDA) or approval by any comparable regulatory authority outside of the U.S. for a product candidate and do not achieve broad market acceptance among physicians, patients, healthcare payors, and the medical community, the revenues that we generate from product sales will be limited.

We currently have one marketed product, BRIUMVI, which received approval from the FDA on December 28, 2022, for the treatment of relapsing forms of multiple sclerosis (RMS), to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults, as well as approval by several regulatory authorities outside of the U.S. for BRIUMVI to treat adult patients with RMS who have active disease defined by clinical or imaging features.

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

Regulatory approvals for our product or any of our product candidates may be subject to conditions and limitations on the approved indicated uses for which the product may be marketed or contain requirements or commitments for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance and pharmacovigilance to monitor the safety and efficacy of the approved product candidate. For example, with respect to the FDA’s approval of BRIUMVI for RMS, the approval is subject to certain post-marketing requirements and commitments, including long-term safety studies, as well as studies to evaluate the effects of BRIUMVI in pregnant women and pediatric populations, among others. Similar post-approval studies are required by other regulatory authorities outside of the U.S. These studies are highly specialized in their design and conduct and are associated with considerable expenses, and based on the outcome, could result in further labeling restrictions that could impair or restrict the way in which we are able to market BRIUMVI, or negatively impact its overall clinical profile. There are currently ongoing clinical studies evaluating BRIUMVI in patients with RMS, but the ultimate outcome of these and other studies remains uncertain.

In addition, with respect to BRIUMVI and any product candidate that the FDA or a comparable regulatory authority outside the U.S. approves, the manufacturing processes, testing, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices (cGMPs), with Good Clinical Practices (GCPs), for any clinical trials that we conduct post-approval, and with Good Laboratory Practices (GLPs) for any nonclinical studies. Later discovery of previously unknown problems with a product or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things, restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, mandatory safety labeling changes or product recalls, suspension or revocation of product approvals, product seizure or detention, refusal to permit the import or export of products, and injunctions or the imposition of civil or criminal penalties, all of which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

The incidence and prevalence for target patient populations of BRIUMVI and our other product candidates have not been established with precision. If the market opportunities for BRIUMVI and our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected.

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

Our ability to commercialize any product successfully also will depend in part on the extent to which coverage and reimbursement for our products and related treatments will be available from government authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement and co-payment levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by restricting coverage and limiting the amount of reimbursement for particular drugs. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs, examining the cost effectiveness of drugs in addition to their safety and efficacy. Third-party commercial payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Payors may restrict coverage of some products by using formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payor more expensive for patients, and utilization management controls, such as requirements for prior authorization or failure first on another type of treatment. Payors may target higher-priced drugs for imposition of these obstacles to coverage, and consequently our products may be subject to payor-driven restrictions. Additionally, in countries where patients have access to insurance, as in the U.S., insurance co-payment amounts or other benefit limits may represent a barrier to obtaining or continuing use of our products that receive regulatory approval. If we are unable to obtain or maintain coverage, or coverage is reduced in one or more countries, our product sales may be lower than anticipated and our financial condition could be harmed. See “Risk Factors – Risks Related to Governmental Regulation of the Pharmaceutical Industry and Legal Compliance Matters – We are subject to new legislation, regulatory proposals and third-party payor initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.”

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

In addition, we have entered into a Commercialization Agreement, and may enter into additional agreements in the future, that facilitate commercialization of BRIUMVI and/or future products that receive approval in markets outside the U.S. through partnerships. On February 26, 2024, BRIUMVI was first made available in the European market by Neuraxpharm in Germany and is now commercially available in several other jurisdictions outside of the U.S. However, there are also risks with entering into these types of arrangements with third parties to perform sales, marketing and distribution services. For example, we may not be able to enter into such arrangements on terms that are favorable to us. Our drug revenues or the profitability of these drug revenues to us are likely to be lower than if we were to market and sell any products or product candidates that we develop ourselves. In addition, we likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product or product candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drug candidates. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

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

Any contracts that we enter into with government entities may involve future funding and compliance risks. Such contracts with government entities are generally subject to risks such as lack of funding and compliance with unique requirements. For example, government contract purchase obligations are typically subject to the availability of funding, which may be eliminated or reduced. In the current U.S. political environment, there is significant uncertainty with respect to legislation, regulation and policy throughout the government. Policy changes, shifts in international and trade relations, budget uncertainty, shifting funding priorities, U.S. government shutdowns or the need to operate under continuing resolutions, the failure of the U.S. government to manage debt, the failure of the U.S. government to approve budgets, and/or other disruptions to federal government operations could result in contract terminations, delays in contract awards, reduction in contract scope, the failure to exercise contract options, the cancellation of planned procurements and fewer new business opportunities, all of which could have a material and adverse effect on our business, financial condition, and results of operations. In addition, the future volume of products or services purchased by a government customer is often uncertain. Any of our government contracts might not be renewed or might be terminated for convenience with little prior notice. Contracts with government entities are typically subject to procurement laws that include socio-economic impacts, employment practices, environmental protection, recordkeeping and accounting obligations, and other requirements. These contractual and legal requirements could complicate our business and increase our compliance burden. The occurrence of any of these risks could harm our reputation and might have a materially adverse impact on our business operations, financial position and/or results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred substantial operating losses since our inception, and we may incur losses in the future.

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in January 2012. To date, our operations have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking preclinical studies and clinical trials, commercializing UKONIQ (withdrawn from sale) and launching and commercializing BRIUMVI. Our transition to a company capable of supporting commercial activities in the U.S. and outside the U.S. involves a wide variety of risks, and we may not be successful in such transition.

Since inception, we have focused our efforts and financial resources on clinical trials, manufacturing of our products and product candidates, establishing a commercial infrastructure and preparing to support a commercial product. To date, we have financed our operations primarily through public offerings of our common stock and debt financing. Since inception, we have incurred substantial operating losses. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, including our commercialization activities. BRIUMVI is currently our only marketed product. We expect to continue to incur significant research and development expenses, as well as significant commercialization and outsourced manufacturing expenses as we continue to commercialize BRIUMVI. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses, or for how long we may continue to experience a net profit. We may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to become profitable depends upon our ability to generate substantial revenue. Our prior losses have had and will continue to have an adverse effect on our stockholders’ deficit and working capital should we be unable to maintain profitability in future periods.

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
●

initiate and successfully complete all safety, pharmacokinetic, biodistribution, and non-clinical studies required to obtain U.S. and non-U.S. marketing approval for our product and product candidates;

●

obtain approval from the FDA and comparable regulatory authorities outside of the U.S. to market and sell our product and product candidates, and maintain FDA and other global approvals of BRIUMVI for RMS;

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

The development of pharmaceuticals is capital-intensive. We are also continuing to generate additional clinical data for BRIUMVI to support and potentially expand commercial adoption, including our Open-Label Extension of the Phase 3 ULTIMATE I and II trials, Phase 3 trial to evaluate subcutaneous ublituximab, Phase 3b ENHANCE trial, the Phase 4 ENABLE real-world observational study and additional Phase 4 clinical studies necessary to satisfy post-approval commitments for regulatory authorities. Moreover, we expect to continue to incur significant research and development expenses, as well as significant commercialization and outsourced manufacturing expenses as we continue to commercialize BRIUMVI and continue to advance our clinical trials to evaluate subcutaneous ublituximab, optimize intravenous BRIUMVI for patients with RMS, and evaluate BRIUMVI in other autoimmune diseases and azer-cel for the treatment of primary progressive MS.

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

As a result, significant additional funding may be required. Additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we could be forced to discontinue product development, reduce or forego commercialization efforts that are required for successful commercialization of BRIUMVI or any of our product candidates and otherwise forego attractive business opportunities. Any additional sources of financing may involve the issuance of our equity securities, which would have a dilutive effect to stockholders. Currently, other than BRIUMVI, our products are investigational and have not been approved by the FDA or any regulatory authority outside of the U.S. for sale. For the foreseeable future, we will have to fund all our operations and capital expenditures from sales of BRIUMVI, cash on hand and amounts raised in future offerings or financings. Accordingly, our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in the early stages of commercial operations and the competitive environment in which we operate.

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

On August 2, 2024, we entered into a term loan facility of $250 million (the Initial Term Loan) with Blue Owl Capital Corporation, as administrative agent, HealthCare Royalty and Blue Owl Capital. The Initial Term Loan is governed by the Financing Agreement, which provides for (i) a single draw of the Initial Term Loan on the Closing Date and (ii) an uncommitted additional facility in an aggregate principal amount of $100 million (see Note 7 – Loan Payable to our consolidated financial statements for more information).

All obligations under the Financing Agreement are secured by a lien on substantially all of assets of our and certain of our subsidiaries as guarantors. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing its outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

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

In addition, the Financing Agreement imposes operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiary to, among other things (subject to the exceptions provided for in the Financing Agreement):

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

From time to time, we may publicly disclose top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of such data, and we may not have received or had the opportunity to fully and carefully evaluate all data, such as later data, from the particular study or trial, including all endpoints and safety data. As a result, top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line, interim, or preliminary data we previously published. When providing top-line results, we may disclose the primary endpoint of a study before all secondary endpoints have been fully analyzed. A positive primary endpoint does not translate to all, or any, secondary endpoints being met. As a result, top-line and preliminary data should be viewed with caution until the final data are available, including data from the full safety analysis and the final analysis of all endpoints.

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

Successful completion of our clinical trials is a prerequisite to submitting a New Drug Application (NDA) or a Biologics License Application (BLA) to the FDA or similar applications for marketing approval to comparable regulatory authorities outside of the U.S. for each product candidate and, consequently, the ultimate approval and commercial marketing of our product candidates. We do not know whether any of our ongoing or future clinical trials for our product candidates will be completed on schedule, if at all.

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

As is the case with all drugs, it is likely that there will be side effects associated with the use of our drug candidates. Results of our trials could reveal a higher than expected and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable regulatory authorities outside of the U.S. could order us to discontinue an ongoing trial or deny approval of our drug candidates for any or all targeted indications. The drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, data may emerge, from confirmatory or other post-marketing studies, or from pharmacovigilance reporting, as products are used more widely, or for a longer duration, after approval that may affect the commercial potential of our products. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

The clinical development, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, import, export, marketing and distribution, and pharmacovigilance and adverse event reporting of our product or product candidates or any future product candidates are subject to extensive regulation by the FDA in the United States and by comparable regulatory authorities worldwide. In the United States, we are not permitted to market a new product candidate until we receive approval of a BLA or NDA from the FDA. The process of obtaining a BLA or NDA approval is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the products involved. In addition, approval policies or regulations may change over time. If we fail to gain approval to commercialize our product candidates from the FDA and other regulatory authorities outside of the U.S. in the timelines we project or at all, we may be unable to generate the revenues that we may project or generate revenues at levels sufficient to sustain our business.

The FDA and regulatory authorities outside of the U.S. exercise extensive control over the pharmaceutical product approval process, including substantial discretion to delay, limit or deny approval of a product candidate for many reasons. During the regulatory review process, the FDA or other regulatory authorities may disagree with or not accept our clinical trial design, may have questions about the potential impact of our study design on conclusions that can be drawn from the data, may interpret results differently than we do, may apply the results of our trials in one disease to the review of a regulatory application for a different disease even if the doses and therapeutic areas are distinct, and may change its view on the criteria that must be met for approval. This could happen even for a protocol used to support a trial that is subject to a Special Protocol Assessment (SPA) agreement with the FDA. There is no guarantee that the FDA will not delay, limit or deny approval of our product candidates in the future.

Furthermore, some of our clinical trials may be conducted as open-label studies, meaning that trial participants, investigators, site staff, some employees of our CROs, and our field-level employees (including clinical research associates and monitors), among others, have knowledge of treatment arm assignments on a patient-level, which has the potential to introduce bias into study conduct. Further, even when our clinical trials are double-blind, double-dummy studies, unblinding of treatment arm assignment may occur from time to time, for example, on the occurrence of unexpected safety events which may necessitate understanding of study treatment. While we believe we have put in place adequate firewalls to prevent inappropriate unblinding of study data consistent with standard industry practice for these types of studies, no assurance can be given that issues related to study conduct will not be raised. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the study design or data prior to making its final decision. The FDA may also seek the guidance of an outside advisory committee in evaluating (among other things) clinical data and safety and effectiveness considerations prior to making its final decision. These issues could cause a delay in the FDA’s review, lead the FDA to deny approval, or lead us to withdraw a regulatory application.

Other reasons that the FDA or regulatory authorities around the world may delay, limit or deny approval of a product candidate, include:

●	we may be unable to demonstrate to the satisfaction of the FDA or comparable regulatory authorities outside of the U.S. that a product candidate is tolerable and effective for an indication;
●

the FDA may not accept clinical data from trials conducted by individual investigators or in countries where the standard of care or the patient population, is potentially different from that of the United States;

●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable regulatory authorities outside of the U.S. for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable regulatory authorities outside of the U.S. may disagree with our interpretation of data from preclinical studies and/or clinical trials;
●

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA, NDA or other marketing authorization submission to obtain regulatory approval in the United States or elsewhere;

●

the FDA or comparable regulatory authorities outside of the U.S. may identify issues related to the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators currently contract for clinical supplies and plan to contract for commercial supplies; during the course of review, the FDA or regulatory authorities outside of the U.S. may raise issues and request or require additional preclinical, clinical, chemistry, manufacturing, and control (CMC), or other data and information, and the development and provision of these data and information may be time consuming. We may not be able to generate the data within the time period necessary to obtain approval within the established regulatory review timelines, such as by a Prescription Drug User Fee Act (PDUFA) goal date or at all to satisfy the FDA or regulatory authorities outside of the U.S.;

●	the approval processes of the FDA or comparable regulatory authorities outside of the U.S. may significantly change in a manner rendering our clinical data insufficient for approval; or
●

interruptions or delays in the operations of the FDA and regulatory authorities outside of the U.S. as a result of global health crises, inadequate government funding, political conditions or economic crises, international conflict, or natural disasters may negatively impact review, inspection, and approval timelines.

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

We are currently focusing the majority of our efforts on maintaining approval, improving and commercializing BRIUMVI, developing subcutaneous ublituximab and developing azer-cel for particular indications. As a result, we may fail to capitalize on other indications or product candidates that may ultimately have proven to be more profitable.

We are currently focusing the majority of our resources and efforts on maintaining approval, improving and commercializing BRIUMVI and developing subcutaneous ublituximab and azer-cel for particular indications. As a result, we may forego or delay the pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. If we do not accurately evaluate the commercial potential or target markets for BRIUMVI and our other product candidates, we may relinquish valuable rights to our product candidates or programs through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate(s) or program(s).

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

Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives, such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. Orphan drug designations are required to be maintained through annual reporting and are subject to re-evaluation. Based on the evolving data and development plans for our product candidates and changing incidence and prevalence rates for our intended indications, there can be no guarantee that we will be able to successfully maintain orphan drug designations that we have for certain of our drug candidates or that we will be successful in obtaining orphan designation for other drug candidates in the future.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes FDA or other comparable regulatory authorities from approving another marketing application for the same drug or biologic for that time period. Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the designated drug from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve another product that meets the definition of a “same drug” under 21 C.F.R. 316.3 for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan drug designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA exercises its authority to revoke orphan drug designation, which it may do on a variety of grounds, including that the request contained an untrue statement of material fact or omitted material information, or that the drug in fact was not eligible for orphan drug designation. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we intend to seek orphan drug designation for our other drug candidates, we may never receive such designations. Even if we receive orphan drug designation for any of our drug candidates, there is no guarantee that we will enjoy the benefits of those designations or obtain orphan drug exclusivity. In addition, the U.S. Orphan Drug Act may be subject to amendments that could reduce the period of marketing exclusivity or change the qualifications for orphan drug designation, which could adversely impact our products or product candidates that have or may be eligible for orphan drug designation.

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

The FDA and other comparable regulatory authorities outside of the U.S. may not accept data from trials conducted in locations outside of their respective jurisdictions.

We have been conducting, and may continue to conduct, clinical trials globally. The acceptance of study data by the FDA or other comparable regulatory authorities outside of the U.S. from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions, which may include conditions related to the applicability and verifiability of the data and cooperation with foreign regulatory agencies. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any U.S. or regulatory authority outside of the U.S. would accept data from trials conducted outside of its applicable jurisdiction. If the FDA or any applicable regulatory authority outside of the U.S. does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

Approval of one of our product candidates in the United States would not assure approval of that candidate in jurisdictions outside of the U.S.

We intend to seek additional product approvals in certain countries outside of the United States. The approval procedures for pharmaceuticals vary among countries and obtaining approval in one jurisdiction does not guarantee approval in another jurisdiction. For example, even if the FDA grants approval of a product candidate comparable regulatory authorities in jurisdictions outside of the U.S. may not approve the same product candidate, or the same indications for use for the product candidate, or may require additional evidence for approval. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. In many countries outside the United States, the product must be approved for reimbursement before it can be marketed. As a general matter, however, the foreign regulatory approval process involves a lengthy and challenging process with risks similar or identical to the risks associated with the FDA approval discussed above. Therefore, we cannot guarantee that we, or future collaborators, will obtain approvals of our product and product candidates in any jurisdiction outside of the U.S. on a timely basis, if at all. Failure to receive approval in certain markets outside of the U.S. could significantly impact the full market potential of our product and product candidates and may negatively impact the regulatory process in other countries. Furthermore, if we obtain regulatory approval for a product or product candidate in a jurisdiction outside of the U.S., we will be subject to the burden of complying with complex regulatory, legal, and other requirements that could be costly and could subject us to additional risks and uncertainties.

We have product candidates still under development and are also engaging manufacturing partners in commercial manufacturing activities, and as such clinical and commercial manufacturing site additions and process improvements implemented in the production of our product and product candidates may affect their timely delivery or quality.

We have limited experience in manufacturing products for clinical or commercial purposes. We currently do not have any manufacturing capabilities of our own. We have established a contract manufacturing relationship with Samsung Biologics for our primary clinical and commercial supply of BRIUMVI, and a secondary contract manufacturing relationship with FUJIFILM Diosynth Biotechnologies. As with any supply program, obtaining materials of sufficient quality and quantity to meet the requirements of the market demand for BRIUMVI and our development programs cannot be guaranteed and we cannot ensure that we will be successful in these endeavors.

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

If we need to change manufacturers either before or after commercialization, the FDA and comparable regulatory authorities outside of the U.S. may need to approve these new manufacturers in advance, which will involve testing, regulatory submissions, and additional inspections to ensure compliance with FDA and other regulations and standards, and may require significant lead times and delay. Furthermore, switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly or on terms acceptable to us, or at all.

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

We have commenced patient enrollment in our Phase 3 trial evaluating subcutaneous (SubQ) formulation of ublituximab, which is approved in its intravenous (IV) form for the treatment of RMS. While IV BRIUMVI has demonstrated clinical benefit and gained commercial traction, development and commercialization of a SubQ version of ublituximab presents unique scientific, formulation, clinical, pharmacologic, manufacturing, regulatory, and operational challenges.

In order to rely on the benefit and risk profile established for IV BRIUMVI in previously conducted pivotal clinical trials, the SubQ form of ublituximab requires optimization of pharmacokinetics to attain equivalent exposure to ensure that efficacy and safety are maintained at levels comparable to the approved IV formulation. Pharmacokinetic (PK) and pharmacodynamic (PD) effects may be reduced or altered when administered SubQ, which could create significant challenges in the development of a SubQ formulation of ublituximab. There is also a risk that systemic exposure, tissue distribution or tissue reactions differ in ways that lead to unforeseen efficacy issues, such as reduced clinical benefit or safety or tolerability issues, including injection site reactions or immunogenicity. Clinical development of a new formulation often takes place alongside process and formulation development, such that the form of the product evaluated in early-stage testing may not be the final form of the product evaluated in late-stage testing or intended to be commercialized, as is the case for SubQ ublituximab development. Furthermore, while early phase clinical trials can provide a general understanding of the bioavailability and tolerability of a SubQ product, they are limited in patient number and duration of follow-up, with the pivotal regimen determined through PK/PD modeling and projections. Such differences in safety, efficacy or PK/PD may not be observed until later stage clinical studies with the final formulation of SubQ ublituximab.

Furthermore, the development of a SubQ formulation, including SubQ ublituximab, typically requires additional clinical studies, including bridging studies and the use of delivery devices (e.g., auto-injectors or prefilled syringes), which may introduce new technical, supply chain, or regulatory challenges. Regulatory agencies may not consider bioequivalence sufficient for approval or may require additional data to demonstrate comparable effectiveness or safety, especially if the SubQ formulations have analytical differences. While the primary outcome of the pivotal clinical trial is to establish equivalent exposure, differences in other clinical properties including but not limited to PD effect, safety, tolerability, and immunogenicity may occur. In such cases, while the primary outcome of the clinical study may be met, regulatory agencies may still consider such a product not pharmaceutically equivalent.

SubQ formulation may involve higher concentration of the existing IV product, as in the case of SubQ ublituximab, which presents technical and analytical challenges. Concentrated products will have increased viscosity, which will result in decreased yield in the manufacturing process and may increase the cost of goods compared to that of IV BRIUMVI. The high concentration formulations currently under evaluation may not prove to be as stable as the IV BRIUMVI product. If the SubQ formulation is determined to have a shorter shelf life, we may require more inventory or reassess the commercial feasibility for distribution. and if a shorter shelf life is determined that may require either more inventory or even worse, may not be commercially feasible for distribution. Additionally, new supply chains have been and will continue to need to be developed, which adds complexity and magnifies the concerns around reliance on third parties, including establishing new vendors, their timeliness and quality of performance and potential for future supply constraints, and other limitations. Furthermore, the altered physical properties of the subcutaneous material have resulted in certain analytical differences from IV BRIUMVI that may require the development of new analytical methods for product characterization and release, if the current analytical methods used for IV BRIUMVI prove to be inadequate to characterize SubQ ublituximab. Analytical method development is a complex task that has both technical and regulatory implications, and there can be no assurances given that such development will be successful or be completed in a timely manner.

Even if approved, we cannot guarantee that the SubQ formulation of ublituximab will be successfully commercialized or achieve the same level of adoption as the IV formulation. Development, approval, and commercialization of the SubQ formulation of ublituximab will take considerable time and will be subject to completion with existing therapies and new therapies that may become available in the future. Failure to develop or obtain regulatory approval for a SubQ formulation, or to successfully commercialize it if approved, could materially limit our growth in markets that favor self-administration and reduce our competitive positioning relative to other self-administered therapies.

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

Moreover, the Inflation Reduction Act (IRA) included, among other provisions, several measures intended to lower the cost of prescription drugs and related healthcare reforms. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and replaces the Part D coverage gap discount program with a new discounting program. To date, CMS has selected ten Medicare Part D drugs with prices to go into effect on January 1, 2026 and another 15 Part D drugs with prices to go into effect on January 1, 2027. Another 15 drugs from Medicare Part B or Medicare Part D will be selected by February 1, 2026, for the maximum price to be set and in effect by January 1, 2028. If any of our approved products are subject to price negotiations, it could, among other things, lead to lower revenues prior to the expiry of intellectual property protections. The Medicare drug price negotiation program is currently subject to legal challenges and therefore, its outcome remains uncertain.

Further, executive orders were signed to implement Most Favored Nation drug pricing policies designed to align certain prescription drug prices in the U.S. to lower prices available in other countries. Investigations are being conducted to examine price differentials and consider policy approaches for implementation, including through administrative action, and letters have been sent to pharmaceutical companies demanding further reduced prices more in line with Most Favored Nation pricing. If such Most Favored Nation policies are implemented, changes to drug pricing are expected to affect the profitability of pharmaceutical and biotech companies in the U.S. as well as in other countries, as a price referencing policy to the U.S. market could make it commercially unviable to commercialize a drug product in a price constrained market. The details of the proposed policies are unclear and the final terms and impact remain uncertain, and may pose long-term risks to our business and our future commercialization plans of our products and product candidates. We expect that healthcare reform measures that may be adopted in the future may result in increased manufactured financial liability and additional downward pressure on the price that we may receive for any of our product candidates, if approved. Any reduction in reimbursement from Medicare or other government health care programs may result in a similar reduction in payments from private payors.

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

With the approval of BRIUMVI in the U.S. and outside the U.S., we are subject to additional extensive healthcare statutory and regulatory requirements and oversight by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our past, current and future relationships, arrangements and interactions with these professionals and entities, as well as with patients and patient advocacy organizations expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product and product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

While there is currently no comprehensive federal legislation in the U.S. that regulates the development or use of AI, several governmental agencies in the U.S. and non-U.S. jurisdictions have proposed or enacted laws regulating AI technologies by setting out principles intended to guide AI design and deployment for the public and private sectors and signaling the increase in government involvement and regulation over AI technologies. The significant increase in companies that have incorporated the use of AI in their businesses has also increased the SEC’s focus on AI-washing as a key enforcement priority. In May 2024, the European Union legislators approved the EU Artificial Intelligence Act (EU AI Act), which establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements of the EU AI Act are not enforceable yet and are expected to apply from August 2, 2026. In July 2025, the EU published a voluntary AI Code of Practice, which is intended to guide developers of AI systems in complying with the EU AI Act and avoid potential penalties. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in the impact of AI technology on data privacy, may affect our use of AI technologies and our ability to provide, improve or commercialize our business, require additional compliance measures and changes to our operations and processes, and result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

We expect to operate a portion of our business in certain countries through subsidiaries or through supply, marketing, and distributor arrangements. In those countries where we have limited experience in operating subsidiaries and in reviewing equity investees, we will be subject to additional risks related to complying with a wide variety of national and local laws, including restrictions on the import and export of certain intermediates, drugs, technologies and multiple and possibly overlapping tax laws. In addition, we may face competition in certain countries from companies that may have more experience with operations in such countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees hired in different countries into our existing corporate culture. If we do not effectively manage our operations in these subsidiaries and review equity investees effectively, or if we fail to manage our alliances, we may lose money in these countries, and it may adversely affect our business and results of our operations. In all interactions with regulatory authorities outside of the U.S. and other government agencies, we are exposed to liability risks under the Foreign Corrupt Practices Act (FCPA) or similar anti-bribery laws. We may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA, or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the U.S. and the EU, including applicable export control regulations (focusing on national security-related technologies, including biotechnology), economic sanctions on countries and persons, customs requirements, and currency exchange regulations, which we collectively refer to as Trade Control Laws. There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA, similar anti-bribery laws, or other legal requirements, including Trade Control Laws. If we are not in compliance with the FCPA, and other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. The SEC may also suspend or bar issuers from trading securities on U.S. exchanges, including the Nasdaq Stock Market, for violations of the FCPA’s accounting provisions. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws or Trade Control Laws by the U.S. or other authorities, could also have an adverse impact on our reputation, our business, results of operations and financial condition.

Any product for which we obtain marketing approval, including BRIUMVI, could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.

Any regulatory approvals that we receive for our drug candidates may be subject to limitations on the indicated uses for which the drug may be marketed or to conditions of approval that may require potentially costly post-marketing clinical trials or surveillance to monitor safety and efficacy of the drug candidate. In addition, any product for which we obtain marketing approval, along with the manufacturing processes and facilities, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of, and review by, the FDA and comparable regulatory authorities outside of the U.S. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding promotional interactions with healthcare professionals.

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

Whether conducted through a CRO or through our internal staff, we are solely responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or other enforcement actions that may include civil penalties or criminal prosecution. We and our CROs are required to comply with regulations, including GCP guidelines for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable regulatory authorities outside of the U.S. for any drug candidates in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, clinical investigators, CROs, institutional review boards, and non-clinical laboratories. If we, our CROs, our investigators or other third parties fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable regulatory authorities outside of the U.S. may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our current or future clinical trials comply with GCPs. In addition, our clinical trials must be conducted with drug candidates produced under cGMP regulations. Our failure or the failure of our CROs or Contract Manufacturing Organizations (CMOs) to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action. We also are required to register most ongoing clinical trials and post the results of completed clinical trials on government-sponsored databases within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

The facilities used by contract manufacturers to manufacture, test, package, and label our product and product candidates typically undergo periodic inspections by the FDA or a comparable regulatory authority outside of the U.S. to verify compliance with applicable cGMP regulations. Additional inspections may be conducted after we submit our marketing applications to or receive marketing approval from the FDA or a comparable regulatory authority outside of the U.S. Although the FDA and other regulators impose requirements regarding our selection, qualification, oversight, and monitoring of our contract manufacturers and hold us responsible for the ultimate compliance of our products, we do not directly control the manufacturing process of our third-party contract manufacturers and are subject to risks associated with their ability to comply with cGMPs in connection with the manufacture of our products and product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others and the compliance concerns cannot be resolved, remediated, or otherwise addressed to the FDA’s or others’ satisfaction in a timely manner during the review of any marketing applications that we submit, it may negatively impact our ability to obtain regulatory approval for our drug candidates or obtain approval within projected timelines. We cannot guarantee the ability of our third-party manufacturers to maintain compliance with cGMP regulations, including having adequate quality control, quality assurance and qualified personnel. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products or product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our products or product candidates.

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

Moreover, our current long-term supply agreement for BRIUMVI contains certain minimum purchases in what are commonly referred to as a “take or pay” provision, and it is possible that future supply agreements could contain such provisions. To the extent our demand does not meet the minimum supply required amounts, we would be forced to pay more than desired. This could create a situation where we are spending more than required and could impact our ongoing operations and entail curtailing other important research and development or commercialization efforts, all of which could have a material adverse effect on us. In negotiating our supply agreement for BRIUMVI, there is no guarantee that we have foreseen all eventualities or that our third-party manufacturer will be able to accommodate unforeseen changes in business direction in a timely fashion or at all. Scheduling of manufacturing at our third-party manufacturer is governed by contractual terms that require us to make investments in inventory of materials, with limited shelf-life, in advance of regulatory approval and based on preliminary commercial forecasting, and such inventory may not be used if timelines and supply needs shift.

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

While the Commercialization Agreement contains provisions that allow for dispute resolution, arbitration, and/or termination of the agreement by us in the event of a breach by Neuraxpharm, there can be no assurance that we and Neuraxpharm will agree on a cure for such a breach, and in the event of termination, there can be no assurance that the Company would be appropriately compensated and/or recover any losses sustained. Due to these factors and other possible disagreements with our collaboration and commercialization partners, we may be delayed or prevented from further developing, manufacturing or commercializing our drug products or our product candidates or we may become involved in litigation or arbitration, which would be time consuming and expensive.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the proposed collaborator’s resources and expertise, the terms and conditions of the proposed collaboration with a third party, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of our clinical trials, the likelihood of approval by the FDA or comparable regulatory authority outside of the U.S., the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

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

As of October 31, 2025, we had 374 employees. To manage our anticipated future growth and focus in the neurological and immunological fields, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these activities. Due to our limited resources, we may not be able to effectively manage the expansion and shift of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage our transition to a strategy primarily focused on the neurological and immunological fields, our expenses may increase more than expected our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and changes to our business.

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

Likewise, the capital and credit markets may be adversely affected by geopolitical conflicts and global sanctions imposed in response thereto. Other international events such as trade disputes, increased tariffs and countermeasures by affected countries, leadership changes and political and military conflicts could also adversely affect global financial activity and markets and could negatively affect the U.S. economy. The U.S. has imposed increased tariffs on certain countries, focusing on those with which it has the largest trade deficits. Other countries have responded, and may continue to respond, by announcing retaliatory tariffs on U.S. imports. In addition, the U.S. announced a 100% tariff, effective October 1, 2025, on any branded or patented pharmaceuticals imported into the U.S., unless the relevant drug manufacturer has or is in the process of building a manufacturing facility in the U.S. The imposition of such tariffs is currently delayed as the U.S. administration seeks to negotiate drug pricing agreements with large drug manufacturers. The outcome of such ongoing negotiations is currently unclear and the final terms and impact remain uncertain. Such tariffs could have implications on drug pricing, drug production levels and patient access, and may result in supply chain or other operational disruptions. Further, if we are required to change our current manufacturing partners or suppliers now or in the future in order to avoid such tariffs, the terms of new agreements that we may enter into may not be favorable to us and related operational disruptions may heighten manufacturing and compliance risks and derail commercialization plans. The tariffs have disrupted, and may continue to disrupt, the global markets and escalate tensions between the U.S. and other countries. The extent of the impact of geopolitical conflicts, sanctions and increased tariffs on our business specifically, or on the U.S. market and global economy generally, are uncertain and unpredictable, and could adversely affect our business, financial condition and results of operations as well as impact our ability to raise capital. The United States may also enact other regulations or policies that affect trade or otherwise impact the pharmaceutical industry by restricting U.S. pharmaceutical companies from contracting with certain countries for the development, research or manufacturing of pharmaceutical products. Further, the U.S. Department of Commerce initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, which could result in the imposition of new tariffs on imports within the pharmaceutical industry. While the results of this investigation are currently unknown, the investigation may result in additional tariffs and trade restrictions, which may adversely impact our business.

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

We are exposed to the risk that our employees, principal investigators, CROs, CMOs, and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of ethics applicable to all of our employees and have implemented a compliance program, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. In addition, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, regardless of the outcome, our reputation and our business may suffer. If we are not successful in defending ourselves or asserting our rights, those actions could lead to imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business. For example, we have made a significant investment in direct-to-consumer (DTC) advertising for BRIUMVI, a highly regulated form of marketing subject to significant scrutiny from FDA and other regulatory bodies. Television advertising in particular has undergone increased scrutiny in light of recent political changes, and we, along with all sponsors of marketed drugs, have received notification from the FDA mandating compliance with applicable regulations. To date, while we believe that all of our marketing efforts, including our direct-to-consumer advertising, comply with FDA regulations, regulators may adopt a more conservative viewpoint on advertising or future regulations may be adopted which restrict or prohibit our ability to directly advertise to consumers.

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

The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include, among others:

●	reception and success of BRIUMVI in the U.S. market;
●	reception and success of BRIUMVI in any jurisdiction outside of the U.S. in which it is currently approved, or in any other jurisdiction in which it might be approved or launched;
●	publicity regarding actual or potential clinical results relating to our product or products under development by our competitors or us;
●	delay or failure in initiating, completing or analyzing nonclinical or clinical trials or the unsatisfactory design or results of these trials;
●	achievement or rejection of regulatory approvals by us or our competitors;
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

Our reputation and the reputation of our brands, including the perception held by our customers, end-users, business partners, investors, other key stakeholders and the communities in which we do business are influenced by various factors. The impact of environmental, social and governance (ESG) regulations and policies may change customer preferences, demands and requirements, and if we are not able to meet changing expectations, our ability to compete may be adversely affected and our reputation or the reputation of our brands may suffer. Such damage to our reputation and the reputation of our brands may negatively impact our business, financial condition and results of operations. In addition, negative or inaccurate postings or comments on social media or networking websites about us or our brands could generate adverse publicity that could damage our reputation or the reputation of our brands. If we are unable to effectively manage real or perceived issues, including concerns about product quality, safety, corporate social responsibility or other ESG matters, sentiments toward us or our products could be negatively impacted, and our financial results could suffer.

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

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us or our business. We do not control these analysts. If one or more of the analysts covering our business downgrade their valuations of our common stock, the price of our common stock could decline. If one or more of these analysts cease to cover our common stock, we could lose visibility in the market for our common stock, which in turn could cause our common stock price to decline.

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

We cannot guarantee that our stock repurchase program will be further consummated or will enhance stockholder value. Our share repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

In September 2025, we announced that we completed our previously authorized $100 million share repurchase program and our Board of Directors authorized a new share repurchase program of up to an additional $100 million of our outstanding shares of common stock. We intend to repurchase shares of our common stock from time to time, as authorized by our Board of Directors, through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The timing and the amount of stock repurchases in the share repurchase program will be determined by our management, based on its evaluation of factors including business and market conditions, corporate and regulatory requirements, and other considerations. The share repurchase program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of our common stock. For more information about our share repurchase activities for the year ended December 31, 2024 and the periods ended March 31, 2025, June 30, 2025 and September 30, 2025, see the sections entitled “Purchases of Equity Securities by the Issuer and Affiliated Purchasers” in Part II, Item 5 of our Annual Report on Form 10-K and “Issuer Purchases of Equity Securities” in Part II, Item 2 of our Quarterly Reports on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
July 2025	99,000	$37.22	99,000	$74,557,178
(July 1st to July 31th, 2025)
August 2025	2,683,545	$28.99	2,683,545	—
(August 1st to August 31st, 2025)
September 2025	—	—	—	$100,000,000
(September 1st to September 30th, 2025)
Total	2,782,545	$29.28	2,782,545	$100,000,000

*Transaction fees are excluded.

On August 2, 2024, the Company announced that its Board of Directors had authorized and approved the Prior Share Repurchase Program for up to $100 million of the currently outstanding shares of the Company’s common stock. Repurchases under the Prior Share Repurchase Program were made using open market purchases, privately negotiated transactions, block purchases or other methods in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The Prior Share Repurchase Program did not have a fixed expiration date, may be suspended or discontinued at any time, and did not obligate us to acquire any particular amount of common stock. On September 3, 2025, the Company announced the completion of the Prior Share Repurchase Program.

On September 3, 2025, the Company announced that its Board of Directors had authorized and approved the 2025 Share Repurchase Program for up to $100 million of the currently outstanding shares of the Company’s common stock. Repurchases under the 2025 Share Repurchase Program may be made using open market purchases, privately negotiated transactions, block purchases or other methods in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The 2025 Share Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any particular amount of our common stock.

ITEM 3. DEFAULTS OF SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November [5], 2025.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November [5], 2025.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November [5], 2025.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November [5], 2025.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: November 5, 2025	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer