Form 10-K
period 2025-12-31
TG THERAPEUTICS, INC.
filed 2026-02-27
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025.

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

There were 159,688,256 shares of the registrant’s common stock, $0.001 par value, outstanding as of February 25, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

Auditor Name: KPMG LLP   Auditor Location: New York, NY    Auditor Firm ID: 185

TG THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED December 31, 2025

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10-K contain forward-looking statements. All statements other than statements of historical facts may constitute forward-looking statements. We intend such forward-looking statements to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these words or other comparable terminology, although not all forward-looking statements contain these identifying words.

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

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. You should refer to the “Risk Factors” section in this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. We caution you not to rely unduly on any forward-looking statements.

These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

SUMMARY RISK FACTORS

Our business is subject to a number of risks of which you should be aware before making an investment decision. The risks described below are a summary of the principal risks associated with an investment in us and are not the only risks we face. You should carefully consider these risks, the risk factors discussed in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and any other risks described in the other reports and documents that we have filed with the Securities and Exchange Commission (SEC).

Risks Related to Commercialization

●

If we obtain marketing approval from the U.S. Food and Drug Administration (FDA) or any comparable regulatory authority outside of the U.S. for a product candidate and do not achieve broad market acceptance among physicians, patients, healthcare payors, and the medical community, the revenues that we generate from product sales will be limited.

●

We may be subject to limitations on the indicated uses or requirements to fulfill certain post-marketing requirements or commitments to the satisfaction of regulatory authorities or may be unable to maintain marketing approval for BRIUMVI or future products that we may bring to market.

●

BRIUMVI, and any of our product candidates for which we in the future obtain marketing approval, may, after approval, be found to cause undesirable side effects that could result in significant negative consequences following commercialization.

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

Risks Related to Drug Development and Regulatory Approval

●

If we are unable to maintain or obtain regulatory approval for our product or product candidates and ultimately cannot successfully commercialize our product or product candidates, or experience significant delays in doing so, our business will be materially harmed.

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

●	Biologics carry unique risks and uncertainties, which could have a negative impact on our business.
●	Our product or product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or impact their availability and commercial potential after approval.
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

●	Unfavorable global economic conditions and changes in government regulations could adversely affect our business, financial condition or results of operations.

Risks Related to Our Common Stock and Being a Publicly Traded Company

●	Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell our stock at a profit.
●	We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

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

ITEM 1. BUSINESS.

OVERVIEW

TG Therapeutics is a fully integrated, commercial stage, biotechnology company focused on the acquisition, development and commercialization of novel treatments for B-cell diseases. In addition to a research pipeline, TG Therapeutics has received approval from the U.S. Food and Drug Administration (FDA) for BRIUMVI (ublituximab-xiiy) to treat adult patients with relapsing forms of multiple sclerosis (RMS), including clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, as well as approval from several regulatory agencies outside of the U.S. for BRIUMVI to treat adult patients with RMS who have active disease defined by clinical or imaging features. We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

Business Highlights

Next In MS™ Platform Launch in Collaboration with Christina Applegate

●	Announced collaboration with Christina Applegate to raise awareness of multiple sclerosis (MS) via a Super Bowl LX commercial
●	Launched, Next In MS™, a platform designed to foster honest, real-world conversations about life with MS—featuring unfiltered dialogue, including discussions with Christina Applegate—and to support people living with MS in continuing those conversations with family, friends, and healthcare professionals on their own terms.

Commercialization of BRIUMVI

BRIUMVI is an anti-CD20 monoclonal antibody that can be administered to adults with RMS in a one-hour infusion every 24 weeks, following the starting dose. BRIUMVI received approval by the FDA in December 2022 for the treatment of adults with RMS, including clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, based on data from the ULTIMATE I & II Phase 3 trials, which demonstrated superiority over teriflunomide in significantly reducing the annualized relapse rate (ARR, the primary endpoint), the number of T1 Gd-enhancing lesions and the number of new or enlarging T2 lesions. Results from the ULTIMATE I & II trials were published in August 2022 in The New England Journal of Medicine. We commercially launched BRIUMVI in the U.S. in January 2023, making it available to physicians and patients.

In August 2023, we entered into a commercialization agreement (the Commercialization Agreement) with Neuraxpharm Pharmaceuticals, S.L. (Neuraxpharm), a leading European specialty pharmaceutical company focused on the treatment of central nervous system (CNS) disorders, for the ex-U.S. commercialization of BRIUMVI. In February 2024, BRIUMVI was first made available in the European market by Neuraxpharm in Germany and is now commercially available in several other countries outside of the U.S.

Pipeline Development

In January 2025, we announced the first patients with myasthenia gravis (MG) have been enrolled in a clinical trial evaluating ublituximab.

In August 2025, we announced the first patient with progressive multiple sclerosis has been dosed with azer-cel in a Phase 1 trial.

In September 2025, we announced enrollment commenced in the Phase 3 pivotal program evaluating subcutaneous ublituximab. The Phase 3 pivotal program is a randomized, open label, parallel-group, multicenter study designed to evaluate the pharmacokinetics, pharmacodynamics, safety, radiological and clinical effects of subcutaneous ublituximab compared to IV BRIUMVI in adult participants with RMS. Participants will be randomized into one of three arms: 8-week regimen of subcutaneous ublituximab, 12-week regimen of subcutaneous ublituximab or the currently approved IV BRIUMVI dosing schedule. The primary endpoint of the trial is non inferior exposure of subcutaneous ublituximab compared to IV BRIUMVI with respect to area under the curve (AUC) at week 24. In February 2026, we announced that the Phase 3 trial was more than approximately 75% enrolled.

In October 2025, we announced completion of enrollment in the randomized cohort of the Phase 3 ENHANCE trial evaluating a consolidated day 1 and day 15 dosing schedule for IV BRIUMVI® in people with RMS. The primary endpoint of this trial is non inferior exposure with respect to area under the curve (AUC) at week 16.

Share Repurchase Program

In September 2025, we announced the completion of our previously authorized $100 million share repurchase program, which was initially announced in August 2024 (the Prior Share Repurchase Program). Under the Prior Share Repurchase Program, we repurchased a total of 3,502,334 shares of our common stock at an average price of $28.55 per share. In September 2025, the Board authorized and approved a new share repurchase program (the 2025 Share Repurchase Program) for up to $100 million of the currently outstanding shares of our common stock. There were no repurchases under the 2025 Share Repurchase Program during the three and twelve months ended December 31, 2025.

CORPORATE INFORMATION

We were incorporated in Delaware in 1993. Our executive offices are located at 3020 Carrington Mill Blvd, Suite 475, Morrisville, North Carolina, 27560. Our telephone number is 1-877-575-TGTX(8489), and our e-mail address is info@tgtxinc.com.

We maintain a corporate website with the address www.tgtherapeutics.com, a website with the address www.NextinMS, and various social media accounts, including but not limited to X (formerly Twitter) and LinkedIn. We also maintain websites related to BRIUMVI, including but not limited to www.BRIUMVI.com, and www.BRIUMVIPATIENTSUPPORT.com. We make available free of charge through our corporate website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We are not including the information on our website or our social media accounts as a part of, nor incorporating either by reference into, this report. The SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

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

STRATEGY

As a fully-integrated, commercial stage biotechnology company focused on the acquisition, development and commercialization of novel treatments for B cell mediated diseases, our key corporate objectives include:

●	Successfully commercializing BRIUMVI in the U.S. for RMS and submitting for FDA approval a simplified dosing schedule for IV BRIUMVI in the U.S.;
●	Building upon the BRIUMVI approval to evaluate other uses for BRIUMVI in additional MS indications and/or other autoimmune diseases;
●	Developing and seeking FDA approval of subcutaneous form of BRIUMVI (ublituximab);
●	Identifying additional areas to expand the use of BRIUMVI beyond MS;
●	Continuing to expand our pipeline with mechanisms of importance to B-cell mediated diseases;
●	Evaluating the potential of azer-cel to treat patients with B-cell mediated diseases, including progressive forms of multiple sclerosis; and
●	Maintaining our “patient first” culture as we grow our business.

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

The Company’s primary focus is on MS.

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

The following table summarizes the current status for our lead drug candidates as of February 2026.

Clinical Drug Candidate: (molecular target)	Initial Target Disease	Stage of Development
Ublituximab IV (anti-CD20 mAb)	RMS	APPROVED
Ublituximab IV Simplified Dosing Schedule	RMS	Phase 3 completed enrollment
Ublituximab Subcutaneous (anti-CD20 mAb)	RMS	Phase 3 enrolling
Azer-cel	Progressive Forms of Multiple Sclerosis	Phase 1 enrolling

BRIUMVI (ublituximab-xiiy) Overview

BRIUMVI is an anti-CD20 monoclonal antibody that can be administered to adults with RMS in a one-hour infusion every 24 weeks, following the starting dose. BRIUMVI received approval by the FDA in December 2022 for the treatment of adults with RMS, including clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease based on results from the ULTIMATE I & II Phase 3 trials.

Late-Stage Clinical Development of Ublituximab-xiiy

ULTIMATE I & II Trials Evaluating Single Agent Ublituximab in RMS

ULTIMATE I and ULTIMATE II were two independent Phase 3 trials. Each trial was a global, randomized, multi-center, double-blinded, double-dummy, active-controlled study that evaluated the efficacy and safety/tolerability of ublituximab-xiiy (450mg dose administered by one hour intravenous infusion every six months, following a day 1 infusion of 150mg over four hours, and a day 15 infusion of 450mg over one hour) to teriflunomide (14mg oral tablets taken once daily) in subjects with RMS. The primary endpoint for each study was ARR following 96 weeks of treatment.

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

In August 2022, the full results from the ULTIMATE I & II trials were published in the New England Journal of Medicine.

In February 2024, we announced the issuance of three additional patents by the United States Patent and Trademark Office (USPTO) for BRIUMVI, which extended patent protection through 2042.

In September 2024 we presented new five-year data from the ULTIMATE I & II Phase 3 trials evaluating BRIUMVI® (ublituximab-xiiy) in patients with RMS, at the 2024 European Committee for Treatment and Research in Multiple Sclerosis (ECTRIMS) annual meeting. These data demonstrate that 92% of patients with RMS were free from disability progression after five years of BRIUMVI treatment, the annualized relapse rate during year five of treatment was 0.02 (equivalent to one relapse occurring every fifty years of patient treatment), and the overall safety profile remained consistent over five years of continuous treatment, with no new safety signals emerging with prolonged treatment. These data were published in JAMA Neurology in February of 2026.

In September 2025 we presented new six-year data from the ULTIMATE I & II Phase 3 trials in patients with RMS at the 2025 ECTRIMS annual meeting. These data demonstrate that 89.9% of patients with RMS were free from 24-week confirmed disability progression after six years of continuous BRIUMVI treatment, the annualized relapse rate in the sixth year of BRIUMVI treatment was 0.012 (equivalent to one relapse occurring every 83 years of patients’ treatment), and the overall safety  profile remained consistent over six years of continuous treatment, with no new safety signals emerging with prolonged treatment.

ENHANCE Phase 3b Trial

The ENHANCE Phase 3b trial is an ongoing, multi-center, open-label study designed to evaluate alternative dosing regimens for BRIUMVI in patients with RMS. The first data from the non-randomized portion of the ENHANCE trial were presented at the 2023 ECTRIMS annual meeting. These data have been updated at various medical meetings, including most recently at the 2025 ECTRIMS annual meeting, and demonstrated that consolidating day 1 (150 mg) and day 15 (450 mg) BRIUMVI infusions into a single 600 mg dose on day 1 was well-tolerated across a range of infusion durations, from 1 hour to 4 hours, and the 4 hour 600 mg BRIUMVI day 1 infusion was associated with the lowest infusion related reaction (IRR) rate and is currently being evaluated in a double-blinded, randomized, label-enabling trial design compared to standard dosing.

U.S. Commercialization of BRIUMVI (ublituximab-xiiy)

In December 2022, BRIUMVI received approval by the FDA for the treatment of adults with RMS, including clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease based on results from the ULTIMATE I & II Phase 3 trials. In January 2023, we announced the U.S. commercial launch of BRIUMVI, making it available to physicians and patients.

Ex-U.S. Commercialization of BRIUMVI

In August 2023, we entered into a Commercialization Agreement with Neuraxpharm, a leading European specialty pharmaceutical company focused on the treatment of CNS disorders, for the ex-U.S. commercialization of BRIUMVI. Under the terms of the commercialization agreement, we received an upfront payment of $140 million and $12.5 million upon launch in the first EU country. We are eligible to receive up to an additional $492.5 million in milestone-based payments on achievement of certain launch and commercial milestones. The total deal is valued at up to $645 million in upfront and milestone payments. In addition, we will receive tiered double-digit royalties on net product sales up to 30%. In exchange, Neuraxpharm will have the exclusive right to commercialize BRIUMVI in certain territories outside the United States, Canada and Mexico, the commercialization rights for which had been previously retained by TG, thus excluding certain Asian countries subject to previously existing partnerships.

In February 2024, we announced the commercial launch of BRIUMVI in the European Union (EU). BRIUMVI was first made available in the European market by Neuraxpharm in Germany and is now commercially available in several other countries outside the U.S.

Subcutaneous Ublituximab Overview

In August 2024, we announced the initiation of a Phase 1 clinical trial evaluating subcutaneous ublituximab in patients with RMS. In September 2025, we announced enrollment had commenced in the Phase 3 pivotal program evaluating subcutaneous ublituximab. The Phase 3 pivotal program is a randomized, open label, parallel-group, multicenter study designed to evaluate the pharmacokinetics, pharmacodynamics, safety, radiological and clinical effects of subcutaneous ublituximab compared to IV BRIUMVI in adult participants with RMS. Participants will be randomized into one of three arms: 8-week regimen of subcutaneous ublituximab, 12-week regimen of subcutaneous ublituximab or the currently approved IV BRIUMVI dosing schedule. The primary endpoint of the trial is non inferior exposure of subcutaneous ublituximab compared to IV BRIUMVI with respect to AUC at week 24. In February 2026, we announced the trial is more than approximately 75% enrolled.

Azercabtagene Zapreleucel (azer-cel)

Azer-cel is an allogeneic (off-the-shelf) CD19-directed CAR T cell therapy under development by the Company for autoimmune diseases. Made from donor-derived T cells modified using a proprietary ARCUS genome editing technology, azer-cel recognizes the well characterized B-cell surface protein CD19, an important and validated target in several B-cell cancers and autoimmune diseases. Azer-cel is designed to avoid graft-versus-host disease (GvHD), a significant complication associated with other donor-derived, cell-based therapies. In August 2024, we announced FDA clearance of the IND for azer-cel for the treatment of progressive forms of MS. In August 2025, we announced the first patient with progressive multiple sclerosis had been dosed with azer-cel in a Phase 1 trial.

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

We, or those companies from which we have licensed our drug candidates, file patent applications directed to our drug candidates in an effort to establish intellectual property positions regarding these new chemical entities as well as uses of these new chemical entities in the treatment of diseases. We also file patent applications directed to novel combinations of our drugs together and with drugs developed by others. A summary of our intellectual property portfolios for our most advanced drug candidates is included below. Each of these portfolios contains one or more pending patent applications covering our products and product candidates and uses and combinations thereof. For those patents, prosecution is in progress. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO is often significantly narrowed by the time they issue, if they issue at all. This may be the case with respect to our pending patent applications referred to below.

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

Our earliest in time patent family relates to compositions of matter for ublituximab, which have issued in the U.S., Europe and other jurisdictions, including Australia, Brazil, Canada, China, Israel, Japan, Korea and India. The expected expiration for the composition of matter patent in the U.S. is 2029, exclusive of patent term extension, which could result in later expiration date, and in Europe and other non-U.S. jurisdictions, exclusive of patent term extensions which could result in later expiration dates, is 2025. To date, patent term extension has been applied for in the U.S., and granted in Australia, Austria, Belgium, Switzerland, Germany, Denmark, Italy, France, United Kingdom, Netherlands, Poland, Spain, and Sweden, extending expiry into 2030 in these countries.

More recently filed patent family relates to compositions of matter comprising ublituximab, methods of manufacturing those compositions and methods for treating multiple sclerosis using those compositions. This family includes four issued U.S. patents and two pending U.S. applications, which extends patent protection on the composition of matter for ublituximab until 2042, not accounting for any patent term adjustment or extensions or terminal disclaimers. We also have patent applications pending in this family in the U.S., Argentina, the EU, Taiwan, United Arab Emirates, Australia, Brazil, Canada, China, Hong Kong, Israel, India, Japan, Korea, Kuwait, Mexico, and Saudi Arabia.

A further family of patents, presently in the PCT phase, relates to formulations for subcutaneous administration.

In the U.S., the Biologics Price Competition and Innovation Act provides that BRIUMVI is eligible for 12 years of market exclusivity from the date of BRIUMVI’s U.S. approval, which was granted in December 2022. During this 12-year period, which extends until December 2034, a biosimilar product that references our BRIUMVI product cannot be approved.

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

BRIUMVI (ublituximab-xiiy)

LFB Biotechnologies S.A.S, GTC Biotherapeutics, LFB/GTC LLC.

In January 2012, we entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the LFB License Agreement). Under the terms of the LFB License Agreement, we have acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. From the inception of the LFB License Agreement, we incurred expenses of approximately $31.0 million related to the achievement of certain milestones under the LFB License Agreement. LFB Group is eligible to receive royalty payments on net sales of ublituximab at a royalty rate in the high-single digits. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or 15 years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party.

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

For BRIUMVI, there are a number of established therapies with which we compete:

●	Currently, BRIUMVI directly competes with ocrelizumab, the only other approved intravenously administered anti-CD20 monoclonal antibody (Roche Holdings AG). BRIUMVI also competes with a subcutaneous version of ocrelizumab administered by healthcare providers. In addition, BRIUMVI competes with ofatumumab (Novartis AG), a patient/self-administered subcutaneous anti-CD20 monoclonal antibody approved for MS. Ofatumumab would represent direct competition for any future self-administered subcutaneous formulation of ublituximab currently under development
●	There is the potential for a new class of therapies, Bruton’s tyrosine kinase (BTK) inhibitors, to be approved for the treatment of RMS. If approved, therapies in this class may compete with existing oral therapies and could alter treatment paradigms, including treatment sequencing, which may impact the utilization of anti-CD20 therapies such as BRIUMVI.
●	In addition, novel mechanisms of action, including therapies targeting CD40 ligand (CD40L), are in clinical development for MS and other autoimmune diseases. While these programs are at varying and, in many cases, early stages of development, if successful they could introduce alternative treatment approaches that may compete with or reduce the utilization of existing therapies, including anti-CD20 monoclonal antibodies.

Azer-cel, if approved, would face competition from approved therapies and product candidates in development within the same therapeutic class. Many of these competitors may have greater resources, more extensive clinical or commercial experience, or product candidates that are further advanced in development.

Additional information can be found under Item “1A - Risk Factors – Other Risks Related to Our Business” within this report.

SUPPLY AND MANUFACTURING

We currently do not have any manufacturing capabilities of our own and we rely on third-party contract manufacturers for the clinical and commercial supply of our products. We have established a contract manufacturing relationship with Samsung Biologics for our primary clinical and commercial supply of BRIUMVI, and a secondary contract manufacturing relationship with FUJIFILM Diosynth Biotechnologies. As with any supply program, obtaining materials of sufficient quality and quantity to meet the requirements of the market demand for BRIUMVI and our development programs cannot be guaranteed and we cannot ensure that we will be successful in these endeavors.

To the extent possible and commercially practicable, we plan to develop back-up strategies for raw materials, manufacturing and testing services for our commercial products. However, due to the long lead times and costs associated with establishing and qualifying additional commercial manufacturing sites, we expect to rely on a limited number of contract manufacturers to produce our commercial products under current Good Manufacturing Practice, or cGMP, regulations for the foreseeable future. Our third-party manufacturing partners operate a limited number of facilities in which our product can be produced and will have limited experience in manufacturing our product candidates in quantities sufficient for commercialization. Additionally, our third-party manufacturers will have other clients and may have other priorities that could affect their ability to perform the work satisfactorily and/or on a timely basis. All of these occurrences would be beyond our control.

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

If we need to change or add manufacturers after commercialization, the FDA and corresponding foreign regulatory agencies will need to approve these new manufacturers in advance, which will involve testing, regulatory submissions, and additional inspections to ensure compliance with FDA regulations and standards and may require significant lead times and delay. Furthermore, switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly or on terms acceptable to us, or at all.

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

Human Capital

As of February 20, 2026, we had 399 employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced a work stoppage.

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

Risks Related to Commercialization

If we obtain marketing approval from the U.S. Food and Drug Administration (FDA) or any comparable regulatory authority outside of the U.S. for a product candidate and do not achieve broad market acceptance among physicians, patients, healthcare payors, and the medical community, the revenues that we generate from product sales will be limited.

We currently have one marketed product, BRIUMVI, which received approval from the FDA in December 2022, for the treatment of relapsing forms of multiple sclerosis (RMS), to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults, as well as approval by several regulatory authorities outside of the U.S. for BRIUMVI to treat adult patients with RMS who have active disease defined by clinical or imaging features.

We have limited experience as a commercial company, and our ability to successfully overcome the risks associated with commercializing drugs in the biopharmaceutical industry remains uncertain. BRIUMVI, as well as other drugs that we may bring to the market in the future, may not gain market acceptance by physicians, patients, third-party payors and others in the healthcare community. As a result, we may not generate significant revenues or meet our revenue and operating expenses projections or guidance and may not become profitable. The degree of market acceptance of BRIUMVI, as well as any future product candidates for which we may receive marketing approval, will depend on a number of factors, including:

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

We may be subject to limitations on the indicated uses or requirements to fulfill certain post-marketing requirements or commitments to the satisfaction of regulatory authorities or may be unable to maintain marketing approval for BRIUMVI or future products that we may bring to market.

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

BRIUMVI, and any of our product candidates for which we in the future obtain marketing approval, may, after approval, be found to cause undesirable side effects that could result in significant negative consequences following commercialization.

As BRIUMVI or any future approved products are used more widely or for a longer duration after being brought to market, data may emerge from clinical studies, including confirmatory or other post-marketing studies, or from adverse event reporting or pharmacovigilance, that may affect the commercial potential of our products. For example, as additional patients are exposed for longer durations to a product in the commercial and clinical settings, it is unknown whether greater frequency and/or severity of adverse events are likely to occur or whether an acceptable safety and tolerability profile will continue to be demonstrated. If we or others identify unexpected side effects or adverse events caused by BRIUMVI or other products or product candidates within the RMS space following introduction into the market, a number of potentially significant negative consequences could result, including:

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

We operate in a highly competitive segment of the biotechnology and biopharmaceutical market. We face competition from numerous sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Many of our competitors have significantly greater financial, product development, manufacturing and commercialization resources. Large pharmaceutical companies have extensive experience commercializing products and may have significant existing relationships with customers and more resources available to them to promote their products. Many are active in the same disease areas that we are, including within the neurological and immunological fields, some in direct competition with us. We may also compete with these organizations to recruit commercial and other key personnel, as well as study subjects for clinical trials. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are more effective, have fewer or less severe side effects, are more convenient or are priced or contracted differently than any drugs that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. In a competitive environment, a company’s communications may also be subject to heightened scrutiny from regulators and competitors under laws, regulations, and guidance about promotional communications (advertising and promotional labeling), direct-to-consumer advertising and non-promotional communications (certain educational and scientific exchange), and with regard to potential competitor actions under federal law (such as the Lanham Act) and congruous state law, which protect businesses against the unfair competition of misleading advertising or labeling.

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

In addition, recent legislative and regulatory proposals in the United States have included “most favored nation” (“MFN”) or international reference pricing models that would tie reimbursement or net prices for certain drugs to the lowest price available in other countries. Adoption or expansion of MFN or similar reference pricing policies could result in downward pressure on U.S. pricing if BRIUMVI or any of our future products are sold at lower net prices in ex-U.S. markets. Because we have partnered the rights to commercialize BRIUMVI in territories outside of the U.S. and do not control pricing, reimbursement negotiations or commercial strategy in those territories, we may have limited ability to influence ex-U.S. pricing decisions that could be used as reference points under MFN or similar frameworks. As a result, pricing determinations made by our collaboration partner in Europe, including in response to local market access dynamics or governmental requirements, could adversely affect the reimbursement or net price realized for BRIUMVI in the U.S. or other markets, which could have a material adverse effect on our revenues and results of operations.

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

We have made and continue to make significant investments in our commercial organization and infrastructure. We have developed and expanded our processes and systems to support the ongoing commercialization of BRIUMVI following its commercial launch in the U.S. in January 2023. There are risks involved with developing and expanding our own commercialization capabilities. For example, if we are unable to recruit and retain adequate numbers of effective personnel to support the ongoing commercialization of BRIUMVI, we may not be successful in marketing and selling the product.

Additional factors that may inhibit our efforts to support the ongoing commercialization of BRIUMVI and our other product candidates on our own, or through partnership, and generate product revenues include:

●	the costs and time associated with the initial and ongoing training of commercialization personnel on the applicable disease states, products, competitors, and legal and regulatory compliance matters;
●	the inability of commercialization personnel to obtain access to physicians or to effectively promote or provide education about BRIUMVI and any future approved products;
●	the lack of complementary drugs to be offered by the Company, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
●	decisions by third-party payors to deny reimbursement of, require rebates or discounts, or delay coverage decisions regarding BRIUMVI or following approval of any product candidates;
●	our inability to maintain a healthcare compliance program including effective mechanisms for compliance monitoring;
●	our inability to establish and maintain commercial partnerships outside the U.S.;
●	our inability, or the inability of a third party with whom we have partnered, to maintain the necessary regulatory approvals required to operate in markets outside of the U.S.;
●	the timing of product availability for commercial sale following approval and continued product supply; and
●	unforeseen costs and expenses associated with creating a commercialization organization.

In addition, we have entered into a Commercialization Agreement for the sale of BRIUMVI in certain territories outside the U.S., Canada and Mexico, the commercialization rights for which had been previously retained by the Company, which excludes certain countries in Asia subject to previously existing partnerships. We may enter into additional agreements in the future to facilitate commercialization of BRIUMVI and/or future products that receive approval in markets outside the U.S. through partnerships. In February 2024, BRIUMVI was first made available in the European market by Neuraxpharm in Germany and is now commercially available in several other jurisdictions outside of the U.S. However, there are also risks with entering into these types of arrangements with third parties to perform sales, marketing and distribution services. For example, we may not be able to enter into such arrangements on terms that are favorable to us. Our drug revenues or the profitability of these drug revenues to us are likely to be lower than if we were to market and sell any products or product candidates that we develop ourselves. In addition, we likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product or product candidates effectively. If we decide to build and maintain a commercial infrastructure on our own in markets outside of the U.S., we expect to incur significant expenses, which could have a negative impact on our cash resources. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drug candidates. Further, our business, results of operations, financial condition and prospects will be materially adversely affected.

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

We face a risk of product liability exposure related to the testing of our product candidates in human clinical trials and in connection with the commercialization of BRIUMVI and any other products for which we may receive marketing authorization in the future. If we cannot successfully defend ourselves against claims that BRIUMVI or any of our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Any contracts that we enter into with government entities may involve future funding and compliance risks. Such contracts with government entities are generally subject to risks such as lack of funding and compliance with unique requirements. For example, government contract purchase obligations are typically subject to the availability of funding, which may be eliminated or reduced. In the current U.S. political environment, there is significant uncertainty with respect to legislation, regulation and policy throughout the government with particular implications for companies that rely on government contracts. For a discussion on tariffs and changes to government regulations, including the BIOSECURE Act and related risks, see “Risk Factors – Risks Related to Our Business Organization and Governance, Strategy, Employees and Growth Management – Unfavorable global economic conditions and changes in government regulations could adversely affect our business, financial condition or results of operations.” Policy changes, shifts in international and trade relations, tariffs, budget uncertainty, shifting funding priorities, U.S. government shutdowns or the need to operate under continuing resolutions, the failure of the U.S. government to manage debt, the failure of the U.S. government to approve budgets, and/or other disruptions to federal government operations could result in contract terminations, delays in contract awards, reduction in contract scope, the failure to exercise contract options, the cancellation of planned procurements and fewer new business opportunities, all of which could have a material and adverse effect on our business, financial condition, and results of operations. In addition, the future volume of products or services purchased by a government customer is often uncertain. Any of our government contracts might not be renewed or might be terminated for convenience with little prior notice. Contracts with government entities are typically subject to procurement laws that include socio-economic impacts, employment practices, environmental protection, recordkeeping and accounting obligations, and other requirements. These contractual and legal requirements could complicate our business and increase our compliance burden. The occurrence of any of these risks could harm our reputation and might have a materially adverse impact on our business operations, financial position and/or results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred substantial operating losses since our inception, and we may incur losses in the future.

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in January 2012. To date, our operations have been limited primarily to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential drug candidates, undertaking preclinical studies and clinical trials, and launching and commercializing BRIUMVI.

Since inception, we have focused our efforts and financial resources on clinical trials, manufacturing of our products and product candidates, establishing a commercial infrastructure and preparing to support a commercial product. To date, we have financed our operations primarily through public offerings of our common stock and debt financing, and more recently the product revenues generated from BRIUMVI. BRIUMVI is currently our only marketed product. We expect to continue to incur significant research and development expenses, as well as significant commercialization and outsourced manufacturing expenses as we continue to commercialize BRIUMVI. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses, or for how long we may continue to experience profitability. We may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to maintain profitability depends upon our ability to generate substantial revenue. Our prior losses have had and will continue to have an adverse effect on our stockholders’ deficit and working capital should we be unable to maintain profitability in future periods.

To remain profitable, we must succeed in developing (or in-licensing) and commercializing our products or product candidates, and continue to successfully commercialize BRIUMVI. It is uncertain when and if we will generate or continue to generate any significant revenue from the sale of our product or any product candidates, if approved, in the future. Furthermore, no assurance can be given that we will meet revenue and operating expenses projections or guidance with respect to BRIUMVI or our product candidates, if approved. To obtain significant and sustained revenues and meet our revenue and operating expenses projections or guidance, we must succeed, either alone or with others, in (i) obtaining and maintaining regulatory approval for our products and product candidates; and (ii) manufacturing, marketing and selling our product and product candidates. Our ability to generate sustained revenue depends on a number of factors, including, but not limited to, our ability to:

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

The development of pharmaceuticals is capital-intensive. We are continuing to generate additional clinical data for BRIUMVI to support and potentially expand commercial adoption, including our Open-Label Extension of the Phase 3 ULTIMATE I and II trials, Phase 3 trial to evaluate subcutaneous ublituximab, Phase 3b ENHANCE trial, the Phase 4 ENABLE real-world observational study and additional Phase 4 clinical studies necessary to satisfy post-approval commitments for regulatory authorities. Moreover, we expect to continue to incur significant research and development expenses, as well as significant commercialization and outsourced manufacturing expenses as we continue to commercialize BRIUMVI and continue to advance our clinical trials to evaluate subcutaneous ublituximab, optimize intravenous BRIUMVI for patients with RMS, and evaluate BRIUMVI in other autoimmune diseases and azer-cel for the treatment of primary progressive MS.

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

As a result, significant additional funding may be required. Additional sources of financing to continue our operations in the future might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we could be forced to discontinue product development, reduce or forego commercialization efforts that are required for successful commercialization of BRIUMVI or any of our product candidates and otherwise forego attractive business opportunities. Any additional sources of financing may involve the issuance of our equity securities, which would have a dilutive effect to stockholders. Currently, other than BRIUMVI, our products are investigational and have not been approved by the FDA or any regulatory authority outside of the U.S. for sale. For the foreseeable future, we will fund our operations and capital expenditures from sales of BRIUMVI, cash on hand and amounts raised in future offerings or financings. Accordingly, our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by companies in the early stages of commercial operations and the competitive environment in which we operate.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates and occupy valuable management time and resources.

We may experience the need to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or other arrangements. We do not have any committed external source of funds, other than funds already borrowed under our term loan facility of $250 million (the Initial Term Loan) pursuant to the financing agreement, dated August 2, 2024, that we entered into with Blue Owl Capital Corporation, as administrative agent, HealthCare Royalty and Blue Owl Capital (the Financing Agreement) (see Note 7 – Loan Payable to our consolidated financial statements for more information). In recent periods, there have been certain high-profile defaults and bankruptcies as well as increased risks, regulatory scrutiny and negative publicity in the private credit industry and related investments in credit funds. Such investments are subject to potential deterioration as adverse changes in macroeconomic conditions and changes in investment strategies may adversely impact the investment. If a significant global market correction or downturn results in a material adverse effect on our lenders or if our lenders are involved in defaults or bankruptcies, it may impair our ability to refinance our Initial Term Loan or raise additional capital. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. We may also seek funds through collaborations, strategic alliances or licensing arrangements with third parties at a time that is not desirable to us and we may be required to relinquish valuable rights to some intellectual property, future revenue streams, research programs or products and product candidates or to grant licenses on terms that may not be favorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, which could limit our ability to expand our business operations and could harm our overall business prospects.

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

We are currently focusing the majority of our resources and efforts on maintaining approval, improving and commercializing BRIUMVI and developing subcutaneous ublituximab and azer-cel for particular indications. Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our estimates regarding the potential market for a product candidate could be inaccurate, and our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for BRIUMVI and our other product candidates, we may relinquish valuable rights to our product candidates or programs through collaboration, licensing, or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidates or programs. Further, we may focus our efforts and resources on potential product candidates or other potential programs that ultimately prove to be unsuccessful for which it would have been more advantageous to enter into a partnering arrangement.

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

On August 2, 2024, we entered into a term loan facility of $250 million with Blue Owl Capital Corporation, as administrative agent, HealthCare Royalty and Blue Owl Capital. The Initial Term Loan is governed by the Financing Agreement, which provides for (i) a single draw of the Initial Term Loan on the Closing Date and (ii) an uncommitted additional facility in an aggregate principal amount of $100 million (see Note 7 – Loan Payable to our consolidated financial statements for more information).

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

Risks Related to Drug Development and Regulatory Approval

If we are unable to maintain or obtain regulatory approval for our product or product candidates and ultimately cannot successfully commercialize our product or product candidates, or experience significant delays in doing so, our business will be materially harmed.

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

Pharmaceutical development has inherent risks. The outcome of preclinical development testing and early clinical trials may not be predictive of the outcome of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that may have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval. Once a product candidate has displayed sufficient preclinical data to warrant clinical investigation, we will be required to demonstrate, through adequate and well-controlled clinical trials, that our product candidate is effective with a favorable benefit-risk profile for use in populations for their target indications before we can seek regulatory approvals for their commercial sale. Many drug candidates fail in the early stages of clinical development for safety and tolerability issues or for insufficient clinical activity, despite promising preclinical results. Accordingly, no assurance can be made that a safe and efficacious dose can be found for these compounds or that they will ever enter into advanced or pivotal clinical trials alone or in combination with other product candidates. Moreover, success in early clinical trials does not mean that later clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety or efficacy despite having progressed through earlier stages of clinical testing. Companies frequently experience significant setbacks in advanced clinical trials, even after earlier clinical trials have shown promising results. There is a high rate of failure of pharmaceutical candidates proceeding through clinical trials.

Individually reported outcomes of patients treated in clinical trials may not be representative of the entire population of treated patients in such studies. In addition, larger scale Phase 3 studies, which are often conducted internationally, are inherently subject to increased operational risks compared to earlier stage studies, including the risk that the results could vary on a region to region or country to country basis, which could materially adversely affect the outcome of the study or the assessment of the validity of the study results by applicable regulatory agencies.

From time to time, we may publicly disclose top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of such data, and we may not have received or had the opportunity to fully and carefully evaluate all data, such as later data, from the particular study or trial, including all endpoints and safety data. As a result, top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line, interim, or preliminary data we previously published. When providing top-line results, we may disclose the primary endpoint of a study before all secondary endpoints have been fully analyzed. A positive primary endpoint may not translate to all, or any, secondary endpoints being met. As a result, top-line and preliminary data should be viewed with caution until the final data are available, including data from the full safety analysis and the final analysis of all endpoints.

Further, from time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, time-to-event based endpoints such as duration of response (DOR) and progression-free survival (PFS), and continuously observed data such as annualized relapse rate (ARR) have the potential to change with longer follow-up. In addition, as patients continue on therapy, there can be no assurance that the final safety data from studies, once fully analyzed, will be consistent with prior safety data presented, will be differentiated from other similar agents in the same class, will support continued development, or will be favorable enough to support regulatory approvals for the indications studied. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. The information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and regulators or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line or preliminary data that we report differ from final results, or if others, including regulatory authorities, disagree with the scope of disclosure we have made or the conclusions we have reached, our ability to obtain approval for, or successfully commercialize, our product or product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Many of the results reported in our early-stage clinical trials rely on local investigator-assessed efficacy outcomes which may be subject to greater variability or subjectivity than results assessed in a blinded, independent, centrally reviewed manner, often required of later phase, adequate and well-controlled registration-directed clinical trials. If the results from our registration-directed trials are different from the results found in the earlier studies, we may need to terminate or revise our clinical development plan, which could extend the time for conducting our development program and could have a material adverse effect on our business.

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

●	the cost of clinical trials of our product candidates may be greater than we anticipate;
●	any shifts in the regulatory focus of government agencies;
●

the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate, including, without limitation, as a result of disruptions to our supply chains caused by global health crises, international conflicts in Russia and Ukraine, the Middle East, and South America, economic instability, or natural disasters;

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

We also could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the DSMB for such trial or by the FDA or other regulatory authorities. Such regulatory authorities may impose a clinical hold, suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition to the FDA, the IRB and/or the DSMB for our clinical trials may recommend modification to the study design, refusal for or limitation on additional subjects to participate, or closure of the study entirely based on the IRB's and/or DSMB’s interpretation of the benefit-risk of the study. While we develop charters that guide the nature of the IRB and DSMB meetings, their analysis and interpretation of study data occurs independently from us and is wholly within their control. Even if the IRB or DSMB finds no safety concerns and recommends no modifications to the ongoing study, this does not mean the safety profile reported in the study may support a marketing approval or commercial acceptance if marketing approval is granted. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

Our product or product candidates may cause undesirable side effects or adverse events that could delay or prevent their regulatory approval or impact their availability and commercial potential after approval.

Unexpected or undesirable side effects or adverse events caused by BRIUMVI or any of our product candidates that we take into clinical trials could cause DSMBs or regulatory authorities to interrupt, delay, modify or suspend clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Even if a product candidate has obtained marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. This could prevent us from commercializing the affected product candidate and generating revenues from its sale.

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

The research, nonclinical and clinical development, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, import, export, marketing and distribution, compliant handling, and pharmacovigilance and adverse event reporting of our product or product candidates or any future product candidates are subject to extensive regulation by the FDA in the United States and by comparable regulatory authorities worldwide. In the United States, we are not permitted to market a new product candidate until we receive approval of a BLA or NDA from the FDA. The process of obtaining a BLA or NDA approval is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the products involved. In addition, approval policies or regulations may change over time. If we fail to gain approval to commercialize our product candidates from the FDA and other regulatory authorities outside of the U.S. in the timelines we project or at all, we may be unable to generate the revenues that we may project or generate revenues at levels sufficient to sustain our business.

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

Furthermore, some of our clinical trials may be conducted as open-label studies, meaning that trial participants, investigators, site staff, some employees of our CROs, and our field-level employees (including clinical research associates and monitors), among others, have knowledge of treatment arm assignments on a patient-level, which has the potential to introduce bias into study conduct. Further, even when our clinical trials are double-blind, double-dummy studies, unblinding of treatment arm assignment may occur from time to time, for example, on the occurrence of unexpected safety events which may necessitate understanding of study treatment. While we believe we have put in place adequate firewalls to prevent inappropriate unblinding of study data consistent with standard industry practice for these types of studies, no assurance can be given that issues related to study conduct will not be raised. The FDA may raise issues of safety, study conduct, bias, deviation from the protocol, statistical power, patient completion rates, changes in scientific or medical parameters or internal inconsistencies in the study design or data at any time prior to making its final decision, even after previous contrary determinations by the FDA. The FDA may also seek the guidance of an outside advisory committee in evaluating (among other things) clinical data and safety and effectiveness considerations prior to making its final decision. These issues could cause a delay in the FDA’s review, lead the FDA to deny approval, or lead us to withdraw a regulatory application.

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
●

We may submit additional information to the FDA which the FDA determines constitutes a major amendment to the application and thereby extends the goal date for determination of approvability of the application;

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

In addition, our clinical studies with sites outside the United States may be adversely impacted by international conflict, including in Russia and Ukraine, in the Middle East, and in South America. The conflict in Russia and Ukraine and its impact on neighboring countries may adversely affect clinical trial sites for our programs. While no clinical trials are currently enrolling patients in Russia, we do have actively enrolling clinical trials in Ukraine, and there are a number of trial subjects in long-term treatment and follow-up in both countries. The political and physical conditions in Russia and Ukraine have disrupted our ability to supply investigational drug product to impacted sites; impacted patients’ ability to partake in our clinical trials and our ability to gather data on those patients, including long-term follow-up data; and resulted in suspension of clinical trial activities at impacted sites. Furthermore, the United States and other countries have imposed sanctions against Russia and other restrictions from doing business with certain Russian companies and financial institutions. Our ability to conduct clinical trials in Russia, Ukraine and elsewhere in the region may also become restricted under applicable sanctions laws. Geopolitical conflicts and related government responses have resulted in global economic instability, which could affect our supply chain and commercialization efforts. While we currently do not believe such conflicts will have a material impact on product development or our overall business, given the evolving situation and the related geopolitical and economic uncertainties, the full impact of the conflict remains uncertain.

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

We currently do not have any manufacturing capabilities of our own and we rely on third-party contract manufacturers for the clinical and commercial supply of our products. We have established a contract manufacturing relationship with Samsung Biologics for our primary clinical and commercial supply of BRIUMVI, and a secondary contract manufacturing relationship with FUJIFILM Diosynth Biotechnologies. As with any supply program, obtaining materials of sufficient quality and quantity to meet the requirements of the market demand for BRIUMVI and our development programs cannot be guaranteed and we cannot ensure that we will be successful in these endeavors.

To the extent possible and commercially practicable, we plan to develop back-up strategies for raw materials, manufacturing and testing services for our commercial products. However, due to the long lead times and costs associated with establishing and qualifying additional commercial manufacturing sites, we expect to rely on a limited number of contract manufacturers to produce our commercial products under current Good Manufacturing Practice, or cGMP, regulations for the foreseeable future. Our third-party manufacturing partners operate a limited number of facilities in which our product can be produced and will have limited experience in manufacturing our product candidates in quantities sufficient for commercialization. Additionally, our third-party manufacturers will have other clients and may have other priorities that could affect their ability to perform the work satisfactorily and/or on a timely basis. All of these occurrences would be beyond our control.

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

If we need to change or add manufacturers either before or after commercialization, the FDA and comparable regulatory authorities outside of the U.S. may need to approve these new manufacturers in advance, which will involve testing, regulatory submissions, and additional inspections to ensure compliance with FDA and other regulations and standards, and may require significant lead times and delay. Furthermore, switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly or on terms acceptable to us, or at all.

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

We are conducting a Phase 3 trial evaluating a subcutaneous (SubQ) formulation of ublituximab, which is approved in its intravenous (IV) form for the treatment of RMS. While IV BRIUMVI has demonstrated clinical benefit and gained commercial traction, development and commercialization of a SubQ version of ublituximab presents unique scientific, formulation, clinical, pharmacologic, manufacturing, regulatory, and operational challenges.

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

In the United States, federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of healthcare and addressing public concern over access and affordability of prescription drugs. The Affordable Care Act (ACA) made significant changes to the U.S. healthcare system, which included expanding healthcare coverage through Medicaid and implementation of the individual health insurance mandate; changing coverage and reimbursement of drug products under Medicare, Medicaid and 340B government programs; imposing an annual fee on manufacturers of branded drugs; and expanding government enforcement authority. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. The One Big Beautiful Bill Act (OBBBA) has enacted, among others, changes to eligibility requirements for premium tax credits, which is expected to result in less coverage in the ACA’s health insurance marketplace (Marketplace) over the next few years. The ACA premium tax credits expired at the end of 2025, which resulted in an additional loss of coverage for an estimated 24 million people that were previously enrolled in insurance plans obtained through the Marketplace. In addition, the OBBBA has made other changes to the enrollment and eligibility requirements for Medicaid, which is expected to result in the loss of coverage for certain individuals currently enrolled in Medicaid programs. Further, The Centers for Medicare & Medicaid Services (CMS) recently proposed two mandatory payment model pilots, the Guarding U.S. Medicare Against Rising Drug Costs (GUARD) Model, focused on Part D drugs, and Global Benchmark for Efficient Drug Pricing (GLOBE), focused on Part B drugs, which will require pharmaceutical companies to pay additional rebates on certain medicines, including central nervous system agents for the treatment of multiple sclerosis, whose U.S. net-of-discount prices exceed those in certain other countries.

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

Further, executive orders were signed to implement Most Favored Nation drug pricing policies designed to align certain prescription drug prices in the U.S. to lower prices available in other countries. Investigations are being conducted to examine price differentials and consider policy approaches for implementation, including through administrative action, and letters have been sent to pharmaceutical companies demanding further reduced prices more in line with Most Favored Nation pricing. If such Most Favored Nation policies are implemented, changes to drug pricing are expected to affect the profitability of pharmaceutical and biotech companies in the U.S. as well as in other countries, as a price referencing policy to the U.S. market could make it commercially unviable to commercialize a drug product in a price constrained market. The details of the proposed policies are unclear and the final terms and impact remain uncertain, and may pose long-term risks to our business and our future commercialization plans of our products and product candidates. In addition, the Fair Prescription Drug Prices for Americans Act was re-introduced in May 2025 and proposes to cap the retail list price of prescription drugs and biological products in the United States at the average retail list price for such product among certain countries. Although it is uncertain if these pricing proposals will take effect, reducing drug prices remains a bipartisan effort and, if made effective, could significantly impact coverage, pricing, and reimbursement for any approved product. These and other similar developments could significantly limit the degree of market acceptance of our products or any of our other product candidates that receive marketing authorization. We expect that healthcare reform measures that may be adopted in the future may result in increased manufactured financial liability and additional downward pressure on the price that we may receive for any of our product candidates, if approved. Any reduction in reimbursement from Medicare or other government health care programs may result in a similar reduction in payments from private payors.

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

There is also a great degree of uncertainty regarding how the recent U.S. Supreme Court decisions, including Loper Bright Enterprises v. Raimondo and Corner Post, Inc. v. Board of Governors of the Federal Reserve System, will impact FDA’s enforcement and decision-making authority of regulatory agencies, including those of the FDA. Loper Bright explicitly overturned Chevron deference, which previously gave judicial deference to administrative action by agencies in the executive branch. Further, the Supreme Court’s decision in Corner Post may result in challenges to FDA decisions by new litigants long into the future, resulting in greater uncertainty about our continued operations. In February 2025, an executive order was signed asserting greater authority over all federal agencies, including those established by Congress as independent from direct presidential control. The executive order may lead to continued delays, if not cancellations, of pending and proposed regulations at federal agencies and introduces uncertainty as it subjects all significant regulatory actions by the agencies to the President’s supervision and control. We cannot predict the impact that such executive order, any future executive orders or legislation implementing executive orders may have on our business or our results of operations.

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

We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. Recent policy changes affecting the FDA have resulted in significant changes to research, testing, regulatory approval or clearance, manufacturing and marketing of FDA-regulated products. The FDA has also adopted certain programs, including the PreCheck Program and Commissioner’s National Priority Review Voucher Program, designed to increase domestic production of FDA-regulated products and increased enforcement activities by issuing larger numbers of warning letters to pharmaceutical companies related to violation of regulator standards governing direct-to-consumer advertising. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Changes to healthcare regulation and policies, agency priorities, enforcement initiatives and focus, and coverage and reimbursement for healthcare products and services may be sudden and unexpected, and we may experience increased costs to monitor for such changes and respond to any new requirements affection our business and operations.

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

In addition, government funding of the FDA, SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable, and spending allocation priorities may undergo significant changes through congressional budgeting and appropriations processes. Disruptions at the FDA and other agencies may also extend the time necessary for new drugs to be reviewed and/or approved, including delays in PDUFA reviews and related activities, which would adversely affect our business. For example, over the last several years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough employees, experience substantial funding cuts and pause or delay critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to review and process our regulatory submissions in a timely matter, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

●

the federal Civil Monetary Penalties law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;

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

●

the Drug Supply Chain Security Act (DSCSA), which imposes obligations on entities in the commercial product supply chain, including manufacturers, to identify and track prescription drugs as they are distributed in the U.S.; and

●

state law equivalents of some of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, state transparency laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information, state laws limiting interactions between pharmaceutical manufacturers and members of the healthcare industry, state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; marketing restrictions and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

We are also exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, distributors and agents may engage in fraudulent or other illegal activity. While we have policies and procedures in place prohibiting such activity, misconduct by these parties could include, among other infractions or violations, intentional, reckless and/or negligent conduct or unauthorized activity that violates FDA or foreign regulatory authority requirements, including those laws that require the reporting of true, complete and accurate information to the FDA or foreign regulatory authorities, manufacturing standards, federal and state healthcare fraud and abuse laws and regulations, laws that require the true, complete and accurate reporting of financial information or data or other commercial or regulatory laws or requirements. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations involves substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. The compliance and enforcement landscape, and related risk, is informed by government enforcement precedent and settlement history, Advisory Opinions, and Special Fraud Alerts. Our approach to compliance may evolve over time in light of these types of developments. Additionally, the potential safe harbors available under the federal Anti-Kickback Statute are subject to change through legislative and regulatory action, and we may decide to adjust our business practices or be subject to heightened scrutiny as a result. If our operations, including activities to be conducted by our sales team, were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, qui tam actions brought by individual whistleblowers in the name of the government, and the curtailment or restructuring of our operations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

If we violate applicable data privacy and security laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, reputation harm and the curtailment or restructuring of our operations.

We may be subject to privacy and security laws in the various jurisdictions in which we operate our business and obtain or store personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business.

Within the United States, HIPAA, as amended by HITECH, establishes a federal “floor” with respect to privacy, security, and breach notification requirements as it pertains to protected health information subject to HIPAA and does not supersede any state laws insofar as they are broader or more stringent than HIPAA. There are numerous other laws, regulations and legislative and regulatory initiatives at the federal and state levels addressing privacy and security of personal data. Depending on the data we receive, we may be subject to federal and state privacy-related laws that may be more restrictive or contain different requirements than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties and requirements related to such data. HIPAA affects the ability of healthcare providers and other entities with which we may interact, including clinical trial sites, to disclose patient health information to us. Under Section 5(a) of the Federal Trade Commission Act (FTCA), the Federal Trade Commission (FTC) expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. The FTC has asserted authority and issued enforcement actions in response to actual or perceived unfair or deceptive practices by a company in the handling of consumer information. Medical data, and health information more generally, is considered sensitive data that merits stronger safeguards. States may also impose requirements. For example, the California Consumer Privacy Act, as amended (CCPA) imposes data privacy obligations for covered companies and provides privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. The California privacy protection agency is authorized to issue substantive regulations that could result in increased privacy and information security enforcement. Data privacy and cybersecurity are also areas of increasing state legislative focus. Among other things, new state-specific laws create additional data privacy obligations for covered companies and provide new privacy rights to state residents, including the right to opt out of certain disclosures of their information. Draft regulations implementing certain of the state statutes have been published, but many questions remain as to how all of the new statutes will be interpreted. These laws are rapidly changing, and tracking, analyzing and complying with such laws require significant time and expenses and can materially impact our business. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact on our business and operations. New federal and state laws and regulations that may be enacted in the future may require us to modify our data processing practices and policies, incur substantial compliance-related costs and expenses, and otherwise suffer adverse impacts on our business.

Numerous other jurisdictions regulate the privacy and security of personal data, such as the General Data Protection Regulation and the United Kingdom equivalent thereof (collectively, GDPR). The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, exercising data subject rights and reporting certain data breaches to regulators and affected individuals, as well as how we document our relationships with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the EC to lack an adequate level of data protection, such as the United States. In July 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S., which may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation.

If we experience a reportable cybersecurity incident or data breach that is subject to any data privacy and security laws or if our operations are found to otherwise be in violation of any data privacy and security laws, rules or regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, litigation and the curtailment or restructuring of our operations, which could adversely affect our ability to operate our business, our reputation and our financial results. In the U.S., most state data breach notification laws consider violations to be unfair or deceptive trade practices and give the relevant state attorneys general (AGs) the authority to levy fines or bring enforcement actions. Such AG investigations—which are often time consuming, expensive, and burdensome—may lead to a resolution agreement, whereby certain obligations are performed, and reports are made to the AG for a period of time, and/or civil penalties. Class action lawsuits against companies which experience a data breach involving personal information are also common. Additionally, the SEC and many jurisdictions have enacted or may enact laws and regulations requiring companies to disclose or otherwise provide notifications regarding data security breaches. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, rules or regulations, we cannot be certain that our program will address all areas of potential exposure and the risks in this area cannot be entirely eliminated, particularly because the requirements and government interpretations of the requirements in this space are constantly evolving. Any action against us for violation or perceived violation of these laws, rules or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business, as well as damage our business or reputation. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security, fraud and reporting laws may prove costly.

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

We contract with third parties for the manufacture and testing of BRIUMVI for clinical and commercial supply, as well as for all  development activities and clinical product supply for high concentration ublituximab and azer-cel, and we expect to continue to do so. This reliance on third parties increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

The facilities used by contract manufacturers to manufacture, test, package, and label our product and product candidates typically undergo periodic inspections by the FDA or a comparable regulatory authority outside of the U.S. to verify compliance with applicable cGMP regulations. Additional inspections may be conducted after we submit our marketing applications to or receive marketing approval from the FDA or a comparable regulatory authority outside of the U.S. Although the FDA and other regulators impose requirements regarding our selection, qualification, oversight, and monitoring of our contract manufacturers and hold us responsible for the ultimate compliance of our products, we do not directly control the manufacturing process of our third-party contract manufacturers and are subject to risks associated with their ability to comply with cGMPs in connection with the manufacture of our products and product candidates. If our contract manufacturers do not successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others and the compliance concerns cannot be resolved, remediated, or otherwise addressed to the FDA’s or others’ satisfaction in a timely manner during the review of any marketing applications that we submit, it may negatively impact our ability to obtain regulatory approval for our drug candidates or obtain approval within projected timelines. We cannot guarantee the ability of our third-party manufacturers to maintain compliance with cGMP regulations, including having adequate quality control, quality assurance and qualified personnel. Further, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products or product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our products or product candidates.

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

In July 2023, we entered into a Commercialization Agreement (the Commercialization Agreement) with Neuraxpharm Pharmaceuticals, S.L. (Neuraxpharm), pursuant to which Neuraxpharm has the right to commercialize BRIUMVI in certain markets outside of the U.S. In February 2024, BRIUMVI was first made available in the European market by Neuraxpharm in Germany and is now commercially available in several other countries in the European Union and the United Kingdom. In addition to the Commercialization Agreement, we may enter into collaboration arrangements with other collaboration and commercialization partners.

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

While the Commercialization Agreement contains provisions that allow for dispute resolution, arbitration, and/or termination of the agreement by us in the event of a breach by Neuraxpharm, there can be no assurance that we and Neuraxpharm will agree on a cure for such a breach, and in the event of termination, there can be no assurance that we would be appropriately compensated and/or recover any losses sustained. Due to these factors and other possible disagreements with our collaboration and commercialization partners, we may be delayed or prevented from further developing, manufacturing or commercializing our drug products or our product candidates or we may become involved in litigation or arbitration, which would be time consuming and expensive.

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

Our ability to utilize our net operating loss (NOL) carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ownership change (generally defined as a greater than 50% change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. Although we have recently completed a 382 study, we may have experienced additional ownership changes after the completion of this study, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset our taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. Accordingly, even if we attain profitability, we may be unable to use a material portion of our net operating loss carryforwards and other tax attributes, which could adversely affect our future cash flows.

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

Our internal information technology systems, or those of our third-party CROs, CMOs, or other contractors, vendors, or consultants, are vulnerable to failures or security breaches, which could result in a material disruption of our drug candidates’ development programs and our commercialization of any products for which we receive regulatory approval.

Despite the implementation of security measures, our internal information technology systems and those of our third-party CROs, CMOs, and other contractors, vendors, and consultants are vulnerable to damage from viruses, unauthorized access, security breach or incidents, natural disasters, terrorism, war and telecommunication and electrical failures. Security breaches include, but are not limited to, deployment of harmful malware, ransomware, denial-of-service attacks, vendor breaches, supply chain attacks, data breaches by employees, insiders or others with authorized access, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of our and our third-party service providers’ systems and the information stored on such systems. Security breaches can also include phishing attempts or e-mail fraud to cause unauthorized payments or information to be transmitted to an unintended recipient, or to permit unauthorized access to systems. Although we have experienced security events in the past, the impact on our operations and financial condition has not been material. We expect such cybersecurity threats to continue and become more sophisticated. Threat actors, including nation state attackers, could also use AI for malicious purposes, increasing the frequency and complexity of their attacks. A significant security breach or incident could cause our systems to fail, compromise the information stored on such systems, or cause significant business interruptions, which could result in a material disruption of our operations, financial loss, or reputational harm. For example, the unauthorized access to, disclosure of, or loss of clinical trial data for our drug candidates could result in delays in our regulatory approval efforts, violate healthcare privacy laws and regulations, result in legal claims or proceedings, and significantly increase the cost of remediation. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting businesses such as ours. We have invested in protections and monitoring practices of our data and information technology systems to reduce these risks and expect to continue do so as our information technology systems increase in magnitude and complexity. However, there can be no assurance that our efforts and investments will prevent breakdowns or breaches in our systems that could adversely affect our business.

Unfavorable global economic conditions and changes in government regulations could adversely affect our business, financial condition or results of operations.

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

Likewise, the capital and credit markets may be adversely affected by geopolitical conflicts and global sanctions imposed in response thereto. Other international events such as trade disputes, increased tariffs and countermeasures by affected countries, leadership changes and political and military conflicts could also adversely affect global financial activity and markets and could negatively affect the U.S. economy. The U.S. has imposed increased tariffs on certain countries, focusing on those with which it has the largest trade deficits. Other countries have responded, and may continue to respond, by announcing retaliatory tariffs on U.S. imports. In addition, the U.S. Department of Commerce initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, which could result in the imposition of new tariffs on imports within the pharmaceutical industry.  Further, the U.S. announced a 100% tariff on any branded or patented pharmaceuticals imported into the U.S. from drug manufacturers that do not have, or is not in the process of building, a manufacturing facility in the U.S., which has been delayed as negotiations with large drug manufacturers continue. The terms and effects of such tariffs, if and as they are implemented, and other policy changes are uncertain and could have adverse implications on drug pricing, drug production levels and patient access, and may result in supply chain or other operational disruptions. Further, if we are required to change our current manufacturing partners or suppliers now or in the future in order to avoid such tariffs, the terms of new agreements that we may enter into may not be favorable to us and related operational disruptions may heighten manufacturing and compliance risks and derail commercialization plans. The tariffs have disrupted, and may continue to disrupt, the global markets and escalate tensions between the U.S. and other countries. The extent of the impact of geopolitical conflicts, sanctions and increased tariffs on our business specifically, or on the U.S. market and global economy generally, are uncertain and unpredictable, and could adversely affect our business, financial condition and results of operations as well as impact our ability to raise capital.

The United States may also enact other regulations or policies that affect trade or otherwise impact the pharmaceutical industry by restricting U.S. pharmaceutical companies from contracting with certain countries for the development, research or manufacturing of pharmaceutical products. In December 2025, the BIOSECURE Act was signed into law as part of the Fiscal Year 2026 National Defense Authorization Act, which restricts U.S. government agencies from purchasing or obtaining certain biotechnology equipment or services from “biotechnology companies of concern” (BCC); entering, extending or renewing a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract; or granting government funds or loans for such biotechnology equipment or services provided by a BCC. While we do not currently anticipate any material impact from the BIOSECURE Act, it may have significant implications for U.S. companies with government contracts that obtain biotechnology equipment or services from a BCC, including contracts with the Department of Veterans Affairs, and any related impact on reimbursement under Medicaid and Medicare Part B.

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
●

economic, political and market conditions or other crises and other external factors such as the disruptions in the global economy caused by global health crises and geopolitical conflicts in Russia and Ukraine, the Middle East, and South America;

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

Our reputation and the reputation of our brands, including the perception held by our customers, end-users, business partners, investors, other key stakeholders and the communities in which we do business are influenced by various factors. The impact of environmental, social and governance (ESG) regulations and policies may change customer preferences, demands and requirements, and if we are not able to meet changing expectations, our ability to compete may be adversely affected and our reputation or the reputation of our brands may suffer. Such damage to our reputation and the reputation of our brands may negatively impact our business, financial condition and results of operations. In addition, negative or inaccurate postings or comments on social media or networking websites about us or our brands, including as a result of collaborations with third parties, could generate adverse publicity that could damage our reputation or the reputation of our brands or harm our relationships with customers, end-users, business partners, investors, or other key stakeholders. If we are unable to effectively manage real or perceived issues, including concerns about product quality, safety, corporate social responsibility or other ESG matters, sentiments toward us or our products could be negatively impacted, and our financial results could suffer.

Climate change or legal, regulatory or market measures to address climate change may negatively affect our business, supply chain, results of operations, financial condition and growth prospects.

We believe that natural events beyond our control or climate change related regulations or market measures to address climate change have the potential to negatively affect our business, results of operations, financial condition and growth prospects. Since we currently rely on single contract manufacturers to produce our commercial products, extreme weather and sea level rise pose physical risks to the facilities of our manufacturing partners. Such risks include losses incurred as a result of physical damage to facilities, loss or spoilage of inventory, and operational disruptions caused by such natural disasters and extreme weather events. Loss of access to the facilities of our manufacturing partners may result in increased costs, delays in the development of our products or interruption of our business operations. Any disaster recovery and business continuity plans that our or our third-party manufacturers have in place may prove inadequate in the event of a serious natural disaster or similar event. We may incur substantial expenses as a result of the limited nature of these disaster recovery and business continuity plans, which could have a material adverse effect on our business.

In addition, the long-term effects of climate changes on general economic conditions and the pharmaceutical industry in particular are unclear and may heighten or intensify the existing risk of natural disasters. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, we cannot assure you that such insurance coverage will be sufficient to satisfy any damages and losses we or any of our third-party vendors may directly or indirectly incur. Further, new legal or regulatory requirements to address climate change may adversely affect our supply chain, increase operating costs, including costs of electricity and energy, as well as compliance and monitoring costs and reporting obligations.

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

In September 2025, we announced that we completed our previously authorized $100 million share repurchase program and our Board of Directors authorized a new share repurchase program of up to an additional $100 million of our outstanding shares of common stock. We intend to repurchase shares of our common stock from time to time, as authorized by our Board of Directors, through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The timing and the amount of stock repurchases in the share repurchase program will be determined by our management, based on its evaluation of factors including business and market conditions, corporate and regulatory requirements, and other considerations. The share repurchase program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of our common stock. For more information about our share repurchase activities for the year ended December 31, 2025, see the sections entitled “Purchases of Equity Securities by the Issuer and Affiliated Purchasers” in Part II, Item 5.

There can be no assurance of any future share repurchases or share repurchase program authorizations by our Board of Directors. The timing and manner of any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, results of operations and financial condition, alternative investment opportunities, restrictions under any of our agreements, business economic and market conditions, corporate and regulatory requirements the price of our common stock on the Nasdaq Capital Market, and other factors that we may deem relevant. We can provide no assurance that we will repurchase shares of our common stock at favorable prices, if at all.

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

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our IT Assets, which include implementing policies and guidelines governing the individual use and protection of IT Assets by employees, employee training, and leveraging the capability of third-party service providers to support our internal cybersecurity processes. These processes are aligned with the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and the Center for Internet Security Critical Security Controls (CIS Controls). We have implemented and maintain a documented information security incident response plan that is based on the NIST CSF and CIS Controls and is designed to support the identification, escalation, response to, and recovery from cybersecurity incidents in accordance with defined internal procedures and governance processes. The incident response plan is periodically reviewed and tested, and incidents are escalated to appropriate internal stakeholders based on the nature and potential impact of the event. We continue to monitor proposed cybersecurity disclosure rules from the SEC and alter our procedures accordingly.

To further improve the effectiveness of our information security processes, we engage third-party service organizations to support monitoring aspects of the Company’s information technology (IT) environment and perform assessments of certain security controls, and provide aggregate, informational monthly reports to our corporate IT Security Team regarding the results of such third-party assessments, training and vulnerability testing, data security posture, identified material cybersecurity risks and areas of improvement.

Risks from cybersecurity threats have not materially affected us to date and, based on management's current assessment, are not reasonably likely to materially affect us, our business strategy, results of operations or financial condition. However, the scope and impact of any future cybersecurity incidents cannot be predicted and there can be no assurance that our information security program will be effective in preventing material cybersecurity incidents in the future. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk factor captioned “Our internal information technology systems, or those of our third-party CROs, CMOs, or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug candidates’ development programs and our commercialization of any products for which we receive regulatory approval.”

Governance

The Board and our Chief Executive Officer are responsible for oversight of the Company’s overall risk management program, including as to cybersecurity related risks, while management is responsible for the day-to-day risk management processes. The Board receives regular reports from our Chief Executive Officer, Chief Financial Officer and other members of management, regarding material cybersecurity threats and risks, effectiveness of our information security processes and status of ongoing cybersecurity initiatives and strategies. Our information technology (IT) team, which is overseen by our Vice President of IT, is responsible for the identification, assessment and management of cybersecurity risks we face and ensuring effective implementation of the Company’s overall cybersecurity efforts. Our Vice President of IT has over 25 years of experience in IT systems, including cybersecurity risk management and incident response, and holds multiple industry-recognized certifications. Our Vice President of IT receives regular reports from the corporate IT Security Team, together with information provided by our third-party service organizations that support monitoring of aspects of the Company’s IT environment, regarding the Company’s material cybersecurity threats and risks and the processes the Company has implemented to address them, which information is reported, as appropriate, to the Chief Financial Officer.

ITEM 2. PROPERTIES.

We maintain corporate and executive space in Morrisville, North Carolina and New York, New York. We are also currently leasing small office space in Boca Raton, Florida.

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

Holders

The number of record holders of our common stock as of February 23, 2026 was 196.

Dividends

We have never declared or paid any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2025, regarding the securities authorized for issuance under the TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the 2012 Incentive Plan) and the TG Therapeutics, Inc. 2022 Incentive Plan (the 2022 Incentive Plan).

Equity Compensation Plan Information

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities reflected
Plan Category	options	options	in column 1)

Equity compensation plans approved by security holders	4,204,816	$6.82	6,650,149
Equity compensation plans not approved by security holders	—	—	—
Total	4,204,816	$6.82	6,650,149

For information about all of our equity compensation plans see Note 6 to our Consolidated Financial Statements included in this report.

 Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2020 through December 31, 2025, with the cumulative total return over such period on (i) the U.S. Index of The Nasdaq Stock Market and (ii) the Biotechnology Index of The Nasdaq Stock Market. The graph assumes an investment of $100 on December 31, 2020, in our common stock (at the adjusted closing market price) and in each of the indices listed above, and assumes the reinvestment of all dividends. Measurement points are December 31 of each year.

*     $100 invested on December 31, 2020 in stock or index, including reinvestment of dividends. Fiscal Years ending December 31.

 Sale of Unregistered Securities

Not applicable.

 Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser repurchased any of our equity securities during the quarter ended December 31, 2025.

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis contains forward-looking statements regarding our business, operations, financial condition, and prospects. Forward-looking statements are based on various assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from those anticipated as a result of many known or unknown factors, including, but not limited to, those factors discussed in “Risk Factors.” See also the “Special Cautionary Notice Regarding Forward-Looking Statements” included at the beginning of this Annual Report on Form 10-K.

You should read the following discussion and analysis in conjunction with “Item 8. Financial Statements and Supplementary Data,” and our consolidated financial statements beginning on page F-1 of this report.

Overview

TG Therapeutics is a fully integrated, commercial stage, biotechnology company focused on the acquisition, development and commercialization of novel treatments for B-cell diseases. In addition to a research pipeline, TG Therapeutics has received approval from the U.S. Food and Drug Administration (FDA) for BRIUMVI (ublituximab-xiiy) to treat adult patients with relapsing forms of multiple sclerosis (RMS), including clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, as well as approval from several regulatory agencies outside of the U.S. for BRIUMVI to treat adult patients with RMS who have active disease defined by clinical or imaging features. We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

Commercial Launch and Market Dynamics

BRIUMVI (ublituximab-xiiy), an anti-CD20 monoclonal antibody indicated for the treatment of relapsing forms of multiple sclerosis (RMS), was approved by the U.S. Food and Drug Administration (FDA) in December 2022 and commercially launched in the United States in January 2023. BRIUMVI is administered as a one-hour, twice per year infusion following the starting dose. Since launch, our commercialization efforts have focused on expanding prescriber awareness, increasing penetration across infusion centers and neurology practices, securing payer coverage, and supporting patient access within a competitive RMS treatment landscape.

We believe BRIUMVI’s clinical profile, including its one-hour infusion time and twice-annual dosing schedule, together with demonstrated efficacy and safety in pivotal trials and accumulating real-world experience, supports its positioning within the anti-CD20 therapeutic class. The anti-CD20 class represents a significant segment of the RMS market, reflecting physician familiarity with the mechanism of action and long-term treatment considerations. Our ability to expand adoption is dependent on continued execution across access and site-of-care pathways; however, uptake may be influenced by factors including established prescribing practices, patient switching dynamics, payer coverage and utilization management requirements, competitive contracting, site-of-care logistics, and evolving treatment guidelines.

In August 2023, we entered into a Commercialization Agreement with Neuraxpharm Pharmaceuticals, S.L. (Neuraxpharm), pursuant to which Neuraxpharm obtained rights to commercialize BRIUMVI outside the United States. Under the agreement, we are eligible to receive milestone payments, royalties and revenue from product supply to Neuraxpharm. The timing and magnitude of ex-U.S. revenues depend on country-specific regulatory approvals, pricing and reimbursement determinations, launch timing, and commercial uptake. We provide development, regulatory, and other support services as required under the agreement to facilitate commercialization activities in applicable territories.

The RMS market is highly competitive and includes numerous approved disease-modifying therapies with varying mechanisms of action, routes of administration, safety profiles, and dosing schedules. Competitive dynamics may be influenced by pricing and contracting strategies, payer utilization management practices, the introduction of new branded products or biosimilars, and broader healthcare system and macroeconomic conditions. Our ability to continue to grow BRIUMVI revenues will depend on sustained physician adoption, patient persistence and adherence, competitive differentiation within the anti-CD20 class, and continued access across commercial and government payers.

Our net product revenue is subject to gross-to-net adjustments, including mandatory government discounts and rebates, contractual rebates and chargebacks, trade discounts and allowances (including cash discounts), product returns, distribution fees, and patient support programs. These adjustments are influenced by payer mix, coverage determinations, contracting dynamics, and patient assistance utilization, and may fluctuate from period to period. As our commercial footprint expands and payer contracting strategies evolve, the magnitude and variability of these adjustments may change.

Pipeline and Lifecycle Management

In addition to the ongoing commercialization of BRIUMVI, we continue to invest in our commercial organization, infrastructure, and internal capabilities to support lifecycle management and potential expansion of the product’s clinical and commercial profile. A key area of focus is the development of a subcutaneous formulation of ublituximab, which is being evaluated as a potential alternative route of administration that may offer increased convenience and flexibility for patients and healthcare providers. We are also exploring the use of BRIUMVI in autoimmune indications outside of MS and are advancing early-stage development activities for azer-cel in autoimmune diseases. These programs reflect our broader strategy to enhance the durability of our portfolio and expand future therapeutic opportunities.

Beyond BRIUMVI, we continue to evaluate potential in-licensing and acquisition opportunities. These opportunities may include earlier-stage programs, complementary products, proprietary technologies, or other therapeutic approaches that could enhance our pipeline and support long-term growth. The scope, timing, and level of any such investments will depend on a range of factors, including scientific and clinical data, manufacturing feasibility, regulatory considerations, commercial readiness, available resources, and overall strategic and financial priorities.

Financial Overview and Key Components of our Operating Results

Although we have recently achieved profitability, we have historically incurred substantial operating losses since our inception and may continue to experience fluctuations in operating results. Despite the commercialization of BRIUMVI and the potential future commercialization of other product candidates, there can be no assurance that we will maintain profitability on an ongoing basis.

For the twelve months ended December 31, 2025, we generated revenue of $616.3 million. Historically, our operating losses have been driven primarily by expenses related to research and development programs and selling, general and administrative costs associated with our operations and commercialization activities to date. Our operating results and cash flows have fluctuated in the past and may continue to vary significantly from period to period. We will need to generate substantial revenues to sustain profitability and positive cash flow over the long term.

As of December 31, 2025, our accumulated deficit was approximately $1.1 billion, and we had $199.5 million in cash and cash equivalents, and investment securities. Based on our current operating plan and results, we anticipate that our existing cash, cash equivalents, and investment securities, together with projected future revenues, will be sufficient to fund operations and meet our liquidity needs for more than twelve months after the date of issuance of this Annual Report on Form 10-K.

The actual level of cash required for operations will depend on numerous factors, including, among others, the scope of commercialization activities for BRIUMVI, the timing of collection of receivables from our customers on extended payment terms, the timing and design of clinical trials for our product candidates, and the costs associated with licensing or acquiring new product candidates. We may seek significant additional financing in the future to support strategic initiatives and our ongoing and planned operations.

We expect our expenses to increase as we continue to grow and expand our clinical programs and pursue the potential commercialization of additional product candidates. We anticipate incurring significant research and development expenses related to these activities for the foreseeable future. The actual amount of cash needed to support these strategic initiatives will depend on many factors, including:

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

Cost of Revenue

Cost of revenue consists primarily of royalties owed to our licensing partner for BRIUMVI sales, materials and third-party manufacturing costs, freight, distribution and logistics expenses, and overhead costs associated with our supply chain. Cost of revenue may also include excess or obsolete inventory adjustments, abnormal manufacturing costs, unabsorbed overhead, and manufacturing variances.

In accordance with our policy to expense costs associated with the manufacture of our products prior to regulatory approval, a portion of the manufacturing costs incurred to produce BRIUMVI before its FDA approval in December 2022 were expensed to research and development. As a result, a portion of the BRIUMVI units recognized as revenue during the years ended December 31, 2025, 2024 and 2023 are not included in the cost of product revenue during those periods.

As commercialization continues and pre-approval inventory has been fully depleted, we expect cost of revenue and gross margin to normalize to levels that reflect current commercial manufacturing costs, royalty payments, and supply chain expenses. Period-over-period fluctuations in cost of revenue may continue to occur based on the nature of our ordinary course of business operations, including production scheduling, manufacturing, inventory management, and the timing of overhead allocation.

Research and Development (R&D) Expenses (Other)

Our other research and development expenses consist primarily of external clinical and manufacturing costs, personnel-related expenses, milestone and licensing payments, and overhead costs supporting development activities. We recognize R&D costs as incurred. These expenses include:

●

External development costs, including amounts paid to contract research organizations (CROs), contract manufacturing organizations (CMOs), central laboratories, clinical trial sites, and other third-party service providers supporting our preclinical studies, clinical trials, process development and analytical testing;

●

Manufacturing and scale-up costs, including costs associated with producing preclinical and clinical supply and performing process development and optimization activities. Prior to FDA approval of BRIUMVI, all manufacturing costs for ublituximab were expensed to R&D as incurred. Following approval, manufacturing costs related to commercial supply are capitalized as inventory;

●

Personnel and employee-related expenses, including salaries, benefits, travel and non-cash share-based compensation for employees engaged in research, clinical development, medical, regulatory and manufacturing-support functions;

●	Milestone, licensing and collaboration expenses, including upfront payments and milestone obligations incurred under in-license and collaboration agreements; and
●	Facility and other overhead costs that support research and development activities.

Selling, General, and Administrative (SG&A) Expenses (Other)

Our other selling, general and administrative expenses consist primarily of expenses related to the commercialization of our approved products and the expenses required to maintain and support a growing commercial organization. These expenses include:

●

Commercial operations costs, including salaries and related expenses, benefits, incentives, and travel for sales, marketing, and commercial development team, as well as promotional programs, marketing initiatives, medical affairs, and reimbursement support services related to BRIUMVI;

●

Corporate and administrative personnel costs, including compensation and related expenses for executive, finance, accounting, business development, legal, human resources, and other administrative functions;

●

Professional fees, including legal services, patent-related costs associated with the protection and maintenance of our intellectual property and propriety technologies, accounting and audit services, consulting services, external legal advisors, and other external advisors supporting our operations;

●

Corporate infrastructure and facilities costs, including rent, utilities, insurance, information technology systems, and other overhead necessary for our day to day operations and to support our commercial and administrative activities;

●	Additional SG&A support functions, such as medical affairs, legal activities, market access, reimbursement operations, and compliance.

Noncash Compensation Expense (R&D and SG&A)

Our results of operations include noncash compensation expenses as a result of stock-based compensation costs related to equity awards, restricted stock and options, granted to employees and non-employees. Stock-based compensation costs are measured at the date of grant based on the fair value of the award. We estimate the grant date fair value of options, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. Equity awards with market conditions are valued using advanced option-pricing models, such as a Monte Carlo simulation. The effect of a market condition is reflected in the award’s fair value on the grant date. For time-based or performance-based restricted stock, the fair value is based on the market value of our common stock on the date of grant. Stock-based compensation expense for time-based restricted stock and options is recognized on a straight-line basis over the requisite service period. Stock-based compensation expense for awards that vest upon the achievement of milestones is recognized over the requisite service period when the achievement of such milestones becomes probable. Stock-based compensation expense for an award that has a market condition is recognized over the requisite service period, which is derived from the valuation model, even if the market condition is never satisfied. We recognize all stock-based payments to employees and non-employee directors (as compensation for service) as noncash compensation expense in the consolidated financial statements. We recognize forfeitures as they occur.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes the results of operations for the years ended December 31, 2025 and 2024:

(in thousands)	2025	2024	Change
Product revenue, net	$606,928	$313,728	$293,200
License, milestone, royalty and other revenue	9,359	15,276	(5,917)
Total Revenue	$616,287	$329,004	$287,283

Costs and expenses:
Cost of revenue	100,714	38,486	62,228
Research and development:
Noncash compensation	16,618	11,160	5,458
Other research and development	143,597	83,131	60,466
Total research and development	160,215	94,291	65,924

Selling, general and administrative:
Noncash compensation	48,053	31,381	16,672
Other selling, general and administrative	183,981	122,917	61,064
Total selling, general and administrative	232,034	154,298	77,736

Total costs and expenses	492,963	287,075	205,888

Interest expense	26,727	24,028	2,699
Other income	(10,793)	(7,693)	(3,100)
Total other expense, net	15,934	16,335	(401)

Net income before taxes	107,390	25,594	81,796
Income tax benefit (expense)	339,789	(2,211)	342,000
Net income	$447,179	$23,383	$423,796

Product Revenue, net. Product revenue, net was approximately $606.9 million for the year ended December 31, 2025 compared to $313.7 million for the year ended December 31, 2024. Product revenue, net for both the year ended December 31, 2025 and 2024 consisted of net product sales of BRIUMVI in the United States of $594.1 million and $310.0 million, respectively. Also included in product revenue, net for the year ended December 31, 2025 and 2024 are sales of BRIUMVI to our ex-U.S. licensing partner, Neuraxpharm, of $12.8 million and $3.7 million, respectively. The increase in product revenue, net is a result of greater market penetration of BRIUMVI in the United States and from commercial product sales supplied to Neuraxpharm under the Commercialization Agreement.

License, Milestone, Royalty and Other Revenue. License, milestone, royalty and other revenue was $9.4 million for the year ended December 31, 2025 compared to approximately $15.3 million for the year ended December 31, 2024. License, milestone, royalty and other revenue for the year ended December 31, 2025 is comprised of $3.8 million consideration received for development and regulatory activities performed on behalf of Neuraxpharm in accordance with the Commercialization Agreement and $5.6 million of royalty revenue recognized under the Commercialization Agreement with Neuraxpharm (see Note 2 - Revenue for more information). License, milestone, royalty and other revenue for the year ended December 31, 2024 is predominately comprised of the recognition of the one-time $12.5 million milestone payment under the Commercialization Agreement for the first key market commercial launch of BRIUMVI in the EU.

Cost of Revenue. Cost of revenue for the year ended December 31, 2025 was $100.7 million compared to approximately $38.5 million for the year ended December 31, 2024. Cost of revenue for both the years ended December 31, 2025 and December 31, 2024 primarily consists of royalties owed to our licensing partner for BRIUMVI sales, third-party manufacturing, distribution and overhead costs. A portion of the manufacturing costs of BRIUMVI sold through the middle of the quarter ended March 31, 2025 was expensed as research and development prior to the FDA approval of BRIUMVI and therefore is not reflected in the cost of revenue. We depleted these inventories during the quarter ended March 31, 2025. Cost of revenue for the quarter ended December 31, 2025 also includes a $6.2 million inventory reserve.

Noncash Compensation Expense (Research and Development). Noncash compensation expense (research and development) related to equity incentive grants totaled $16.6 million for the year ended December 31, 2025, as compared to $11.2 million during the comparable period in 2024. The increase in noncash compensation expense was primarily due to greater recognition of noncash compensation expense for performance-based awards and the grant-date fair value of equity awards, including the impact of our increased stock price at which equity awards were granted, during the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Other Research and Development Expense. Other research and development expense totaled $143.6 million for the year ended December 31, 2025, as compared to $83.1 million during the prior year ended December 31, 2024. The increase in research and development expense was primarily due to an increase in manufacturing expense, including manufacturing and development costs incurred in connection with our subcutaneous ublituximab development work, increased clinical trial related expenses pertaining to our clinical pipeline, and increased personnel costs during the period ended December 31, 2025, as compared to the year ended December 31, 2024. This was partially offset by license and milestone expense incurred in 2024 pertaining to the Precision License Agreement.

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $48.1 million for the year ended December 31, 2025, as compared to $31.4 million during the comparable period ended December 31, 2024. The increase in noncash compensation expense was primarily due to greater recognition of noncash compensation expense for performance and market-based equity awards, growth in headcount, and higher grant-date stock prices associated with equity awards granted during the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Other Selling, General and Administrative. Other selling, general and administrative expenses totaled $184.0 million increased for the year ended December 31, 2025, as compared to $122.9 million during the prior year ended December 31, 2024. The increase was primarily due to marketing and media spend, and personnel-related costs associated with the commercialization of BRIUMVI during the year ended December 31, 2025.

Interest Expense. Interest expense for the year ended December 31, 2025 was $26.7 million compared to $24.0 million for the comparable period ended December 31, 2024. The $2.7 million increase was primarily attributable to higher interest expense incurred under the Initial Term Loan with Blue Owl during the year ended December 31, 2025, as compared to interest expense incurred under the prior smaller loan agreement with Hercules, which was outstanding for a portion of the year ended December 31, 2024 (see Note 7 – Loan Payable for more information).

Other Income. Other income increased by $3.1 million to $10.8 million for the year ended December 31, 2025, as compared to $7.7 million for the year ended December 31, 2024. The increase is mainly due to greater income earned from investments during the year ended December 31, 2025.

Income Tax Benefit (Expense). Income tax benefit totaled $339.8 million for the year ended December 31, 2025, as compared to income tax expense of $2.2 million during the comparable period ended December 31, 2024. The increase in income tax benefit is primarily driven by the release of our deferred tax asset valuation allowance during the year ended December 31, 2025.

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes the results of operations for the years ended December 31, 2024 and 2023:

(in thousands)	2024	2023	Change
Product revenue, net	$313,728	$92,005	$221,723
License, milestone, royalty and other revenue	15,276	141,657	(126,381)
Total Revenue	$329,004	$233,662	$95,342

Costs and expenses:
Cost of revenue	38,486	14,131	24,355
Research and development:
Noncash compensation	11,160	13,010	(1,850)
Other research and development	83,131	63,182	19,949
Total research and development	94,291	76,192	18,099

Selling, general and administrative:
Noncash compensation	31,381	24,923	6,458
Other selling, general and administrative	122,917	97,783	25,134
Total selling, general and administrative	154,298	122,706	31,592

Total costs and expenses	287,075	213,029	74,046

Interest expense	24,028	12,615	11,413
Other income	(7,693)	(5,044)	(2,649)
Total other expense, net	16,335	7,571	8,764

Net income before taxes	25,594	13,062	12,532
Income tax expense	(2,211)	(390)	(1,821)
Net income	$23,383	$12,672	$10,711

Product Revenues, net. Product revenue, net was approximately $313.7 million for the year ended December 31, 2024 compared to $92.0 million for the year ended December 31, 2023. The increase in product revenue, net is driven by an increase in product shipments for BRIUMVI as a result of greater market penetration. BRIUMVI, was commercially launched in the U.S. in January 2023, following FDA approval.

License Revenue. License, milestone, royalty and other revenue was $15.3 million for the year ended December 31, 2024 compared to approximately $141.7 million for the year ended December 31, 2023. License, milestone, royalty and other revenue for the year ended December 31, 2024 is comprised of a $12.5 million milestone payment under the Neuraxpharm Commercialization Agreement for the first key market commercial launch of BRIUMVI in the EU, as well as consideration received for development and regulatory activities performed on behalf of Neuraxpharm in accordance with the Commercialization Agreement. License, milestone, royalty and other revenue for the year ended December 31, 2023 is predominantly comprised of recognition of the one-time $140.0 million non-refundable upfront payment under the Commercialization Agreement with Neuraxpharm (see Note 2 for more information).

Cost of Revenue. Cost of revenue for the year ended December 31, 2024 was $38.5 million compared to approximately $14.1 million for the year ended December 31, 2023. Cost of revenue for both the years ended December 31, 2024 and December 31, 2023 consists primarily of third-party manufacturing, distribution, overhead costs and royalties owed to our licensing partner for BRIUMVI sales. A portion of the manufacturing costs of BRIUMVI sold through the middle of the quarter ended March 31, 2025 was expensed as research and development prior to the FDA approval of BRIUMVI and therefore it is not reflected in the cost of revenue. We depleted these inventories during the quarter ended March 31, 2025. The cost of revenue for the years ended December 31, 2024 and December 31, 2023 includes $2.4 million and $1.5 million, respectively, of costs related to delivering regulatory support and development services to Neuraxpharm in accordance with the Commercialization Agreement.

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

Noncash Compensation Expense (Selling, General and Administrative). Noncash compensation expense (selling, general and administrative) related to equity incentive grants totaled $31.4 million for the year ended December 31, 2024, as compared to $24.9 million during the comparable period ended in 2023. The increase in noncash compensation expense was primarily due to greater recognition of noncash compensation expense for grants to executives during the year ended December 31, 2024.

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

Interest Expense. Interest expense for the year ended December 31, 2024 was $24.0 million compared to $12.6 million for the comparable period ended December 31, 2023. The $11.4 million increase is mainly due to $4.6 million of debt extinguishments costs incurred pertaining to the prior loan agreement with Hercules as well as increased interest expense pertaining to the Initial Term Loan with Blue Owl during the same period (see Note 7 for more information).

Other Income. Other income increased by $2.7 million to $7.7 million for the year ended December 31, 2024, as compared to $5.0 million for the year ended December 31, 2023. The increase is mainly due to greater accretion income earned from short-term investment securities during the year ended December 31, 2024, compared to the prior period.

Income Taxes. Income tax expense increased by $1.8 million to $2.2 million for the year ended December 31, 2024, as compared to $0.4 million for the year ended December 31, 2023. The increase is due to state tax liabilities incurred during the year ended December 31, 2024.

Material Cash Requirements and Contractual Obligations

Our material cash requirements primarily relate to the continued commercialization of BRIUMVI, including commercial operations, manufacturing and supply commitments, medical affairs activities, post-marketing requirements, and ongoing clinical development programs, as well as general and administrative expenses supporting our commercial-stage operations. Certain of these requirements arise from contractual commitments, while others are driven by our operating plan and the ordinary course of business.

We expect to fund these expenditures through existing cash, cash equivalents and investment securities, cash flows from BRIUMVI product sales, and, if needed, access to additional capital under the uncommitted portion of our term loan facility with Blue Owl or other financing sources.

As of December 31, 2025, our contractual obligations consist primarily of purchase and supply commitments supporting the commercial and clinical manufacture of BRIUMVI. Certain of these agreements include non-cancelable provisions, minimum purchase requirements, or binding forecast commitments. We also maintain lease obligations for our office facilities in New York and North Carolina, which are expected to be funded through operating cash flows.

In addition, we are obligated to make interest and future principal payments under our term loan with Blue Owl, including scheduled quarterly amortization beginning in 2028. The timing and amount of payments may vary based on applicable interest rates and certain performance-related provisions.

We also enter into collaboration and license agreements that may require future milestone and royalty payments. Because these payments are contingent upon the achievement of specified events, they are not included in our contractual commitments but could become material in future periods.

Based on our current operating plan, financial resources, and projected results, we believe we have sufficient liquidity to fund operations and meet our material cash requirements for at least the next twelve months from the issuance of this Annual Report on Form 10-K. However, future capital requirements will depend on a number of factors, and additional financing may be required

Discussion of Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024:

(in thousands)	2025	2024
Net cash used in operating activities	$(24,772)	$(40,517)
Net cash provided by (used in) investing activities	$13,799	$(1,036)
Net cash (used in) provided by financing activities	$(89,729)	$128,527

Net cash used in operating activities for the year ended December 31, 2025 was $24.8 million as compared to cash used in operating activities of $40.5 million for the year ended December 31, 2024, representing a $15.7 million improvement year over year.

The improvement was driven by higher net income in 2025, $447.2 million compared to $23.4 million in 2024, partially offset by a large non-cash deferred income tax benefit recorded in 2025 of $348.0 million. Operating cash flow also benefited from favorable working capital changes, including a decrease in inventory purchases, a $33.4 million year-over-year improvement, and an increase in accounts payable and accrued expenses, a $33.1 million improvement. These favorable impacts were partially offset by an increase in accounts receivable and other current assets in 2025 compared to 2024, which reduced operating cash flow year over year.

Overall, the reduced use of cash in operating activities reflects improved underlying operating performance and certain favorable working capital movements, partially offset by timing-related changes in receivables and other current assets.

Net cash provided by investing activities for the year ended December 31, 2025 was $13.8 million as compared to $1.0 million used in investing activities for the year ended December 31, 2024. The increase in net cash used in investing activities was primarily due to decreased investments in held-to-maturity securities during the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Net cash used in financing activities for the year ended December 31, 2025 was approximately $89.7 million as compared to net cash provided by financing activities of $128.5 million for the year ended December 31, 2024. Net cash used in financing activities during the year ended December 31, 2025 is mainly due to the repurchase of stock under our share repurchase program. Net cash provided by financing activities during the year ended December 31, 2024 is mainly due to the proceeds from the loan with Blue Owl, offset by the payoff of our prior loan with Hercules.

ATM Program

On August 8, 2025, we filed an automatic “shelf registration” statement on Form S-3 (the 2025 WKSI Shelf) as a WKSI as defined in Rule 405 under the Securities Act of 1933, as amended. The 2025 WKSI Shelf was declared effective upon filing and registers an unlimited amount of debt securities, equity securities, or other securities that we may issue and sell from time to time. The at-the-market program established under our prior shelf registration statement on Form S-3 pursuant to the At-the-Market Issuance Sales Agreement, dated September 2, 2022, with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. has expired. We may offer and sell securities registered under the 2025 WKSI Shelf in one or more offerings, from time to time, depending on market conditions and our capital needs. We may also file additional registration statements in the future to maintain financing flexibility in support of our operations.

Debt Financings

On August 2, 2024 (the New Closing Date), we entered into a term loan facility of $250 million (the Initial Term Loan) with Blue Owl Capital Corporation, as administrative agent (the Administrative Agent), HealthCare Royalty and Blue Owl Capital under the Financing Agreement (as defined below) to repay all outstanding principal and accrued interest and fees under our prior loan agreement with Hercules.

The Initial Term Loan is governed by a financing agreement (the Financing Agreement), which provides for (i) a single draw of the Initial Term Loan, which was funded on August 2, 2024, and (ii) an uncommitted additional facility in an aggregate principal amount of up to $100 million. The Initial Term Loan will mature on August 2, 2029 (the Term Loan Maturity Date). The Initial Term Loan accrues interest at a per annum rate of interest equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate published by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) Term SOFR, plus 1.00% or (b) Term SOFR, which shall be no less than 1.00%. The applicable margin for borrowings of the Initial Term Loan is determined on a quarterly basis by reference to a pricing grid based on the achievement of U.S. Net Sales (as defined in the Financing Agreement) for the most recently completed four consecutive fiscal quarters. The pricing grid commences at 5.50% for SOFR borrowings and 4.50% for base rate borrowings and is subject to a 25 basis point step-down upon achievement of a specified U.S. Net Sales threshold. The Initial Term Loan requires scheduled quarterly amortization payments, commencing with the fiscal quarter ending June 30, 2028, in an amount equal to $12.5 million, with the balance due and payable on the Term Loan Maturity Date; provided that such amortization payments may be deferred to the Term Loan Maturity Date upon the achievement of a Total Net Leverage Ratio (as defined in the Financing Agreement) that is less than or equal to an agreed threshold.

The Initial Term Loan is secured by a lien on substantially all of our assets and by guarantees from certain of our subsidiaries and contains customary covenants and representations. As of December 31, 2025, we were in compliance with all financial covenants.

The events of default under the Financing Agreement are customary for financings of this type. If an event of default occurs, the Administrative Agent is entitled to take enforcement action, including acceleration of amounts due under the Financing Agreement.

We evaluated whether the Initial Term Loan represented a debt modification or extinguishment of our prior loan agreement with Hercules with ASC 470-50, Debt – Modifications and Extinguishments. As a result of the Initial Term Loan and effective termination of our prior loan agreement with Hercules, this transaction was accounted for by us under the extinguishment accounting model. We recorded a loss on extinguishment of debt of approximately $4.6 million in our statement of operations for the year ended December 31, 2024, representing the write-off of unamortized debt issuance costs and a prepayment charge. We capitalized third party fees from the Initial Term Loan to debt issuance costs and capitalized the facility fee incurred with the Administrative Agent as part of the Initial Term Loan to debt discount.

We incurred total financing and upfront costs of $6.0 million related to the Initial Term Loan, which are recorded as debt issuance costs and debt discount costs and presented as an offset to loan payable on our consolidated balance sheet. The debt issuance and debt discount costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and are included in interest expense in our consolidated statements of operations. Amortization of debt issuance and debt discount costs was $1.2 million, $2.0 million, and $2.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, the remaining unamortized balance of debt issuance and debt discount costs was $4.4 million.

Leases

In October 2014, we entered into an agreement (the Office Agreement) with Fortress Biotech, Inc. (FBIO) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO. The Office Agreement requires us to pay our respective share of the average annual rent and other costs of the 15-year lease. We estimate an average annual rental obligation of $1.8 million under the Office Agreement. We began to occupy this office space in April 2016, with rental payments beginning in the third quarter of 2016. In connection with the Office Agreement, we pledged $1.3 million to secure a line of credit as a security deposit, which is recorded as restricted cash in the accompanying consolidated balance sheets. In February 2026, FBIO entered into a sublease agreement with a third party for the entirety of the New York City office space subject to the Office Agreement. The Company remains obligated under the Office Agreement to pay its respective share of the rent and other related costs through the expiration of the lease term. Under the terms of the arrangement, the Company may be required to fund its proportionate share of any shortfall between the head lease obligations and sublease income. This transaction is expected to significantly reduce the Company’s net rent expense prospectively.

Total rental expense was approximately $1.9 million, $2.3 million and $2.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Future minimum lease commitments as of December 31, 2025 total, in the aggregate, approximately $10.5 million through December 31, 2031. Our future minimum lease commitments include our office leases in New York and North Carolina as of December 31, 2025.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and the related disclosures of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the applicable period. Actual results may differ from these estimates under different assumptions or conditions.

We define critical accounting policies as those involving significant judgments and uncertainties and which may potentially result in materially different results under different assumptions and conditions. In applying these critical accounting policies, management exercises judgement to determine the appropriate assumptions to be used in making certain estimates. These estimates are subject to an inherent degree of uncertainty. Our critical accounting policies include the following:

Revenue Recognition. Pursuant to Topic 606, we recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services. To achieve this core principle, Topic 606 includes provisions within a five-step model that includes (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue when, or as, an entity satisfies a performance obligation.

At contract inception, we assess the goods or services promised within each contract and determine which promised good or service is distinct and therefore considered a performance obligation. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

Product Revenue, Net. We recognize product revenues, net of variable consideration related to certain allowances and accruals, when the customer takes control of the product, which is typically upon delivery to the customer. Product revenue is recorded at the net sales price, or transaction price. We record product revenue reserves, which are classified as a reduction in product revenues, to account for the components of variable consideration. Variable consideration includes the following components, which are described below: chargebacks, government rebates, commercial payer rebates, trade discounts and allowances, product returns, and co-payment assistance.

These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is expected to be settled with a credit against our customer account) or a liability (if the amount is expected to be settled with a cash payment). Our estimate of reserves for variable consideration is calculated using a consistent application of the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. These estimates reflect our current contractual requirements, customer channel mix, changes to product price, government pricing calculations, and industry data. The amount of variable consideration included in the transaction price may be subject to constraint and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration received may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment. For a complete discussion of the accounting for product revenue, see Note 1 – Organization and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

License Revenue. Revenue recognized from license agreements may include royalties on sales, upfront, milestone and other payments, if any, under any current or future licensing agreements, including revenues related to the supply of our drug candidates or approved drugs to our various licensing partners under these types of contracts. For a complete discussion of the accounting for license revenue, see Note 1 – Organization and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

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

Stock-based compensation expense for time-based restricted stock and options is recognized on a straight-line basis over the requisite service period. Stock-based compensation expense for awards that vest upon the achievement of milestones is recognized over the requisite service period when the achievement of such milestones becomes probable. Stock-based compensation expense for an award that has a market condition is recognized over the requisite service period, which is derived from the valuation model, even if the market condition is never satisfied. We recognize all stock-based payments to employees and non-employee directors (as compensation for service) as noncash compensation expense in the consolidated financial statements. We recognize forfeitures as they occur.

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

Income Taxes. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined as the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is established for deferred tax assets for which it is more likely than not that some portion or all of the deferred tax assets will not be realized. We periodically re-assess the need for a valuation allowance against our deferred tax assets based on all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, results of recent operations, and our historical earnings experience by taxing jurisdiction. Significant judgment is required in making this assessment.

We recognize the financial statement effects of a tax position when our assessment is that there is more than a 50% probability that the position will be sustained upon examination by a taxing authority based upon its technical merits. Uncertain tax positions are recorded based upon certain recognition and measurement criteria. Significant judgment is required in making this assessment, and, therefore, we re-evaluate uncertain tax positions and consider various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, information obtained during in-process audit activities, and changes in facts or circumstances related to a tax position. We adjust the amount of the liability to reflect any subsequent changes in the relevant facts and circumstances surrounding the uncertain tax positions.

RECENTLY ISSUED ACCOUNTING STANDARDS

Please refer to Note 1 – Organization and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for further discussion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while maximizing our income from investments and minimizing our market risk. We currently invest in government and investment-grade corporate debt in accordance with our investment policy, which we may change from time to time. The securities in which we invest have market risk. This means that a change in prevailing interest rates, and/or credit risk, may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the fair value of our investment would likely decline. As of December 31, 2025, our portfolio of financial instruments consists of cash equivalents and short-term interest-bearing securities, including government debt and money market funds. The average duration of all of our held-to-maturity investments as of December 31, 2025, was less than 24 months. Due to the relatively short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of financial instruments at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and the notes thereto, included in Part IV, Item 14(a), part 1, are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2025, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act)). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO Framework. Our management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2025 was audited by KPMG LLP, our independent registered public accounting firm, as stated in their report included herein on page F-1.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

 During the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders.

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders.

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

10.17

Warrant Agreement, dated February 28, 2019, by and between TG Therapeutics, Inc. and Hercules Capital, Inc. (incorporated by reference to the Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 5, 2019).

10.19

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

10.21

Amended and Restated Employment Agreement by and between TG Therapeutics, Inc. and Michael S. Weiss, dated June 18, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10 Q for the quarter ended June 30, 2021). †

10.22	TG Therapeutics, Inc. 2022 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2022). †

10.23	Amendment to the TG Therapeutics, Inc. 2022 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2024). †

10.24	Amendment No. 2 to the TG Therapeutics, Inc. 2022 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2025). †

10.25	Stock Tracking Unit Award Certificate (Cash Settlement Only Form). #

10.26	Stock Tracking Unit Award Certificate (Cash or Stock Settlement Form). #

10.27	Amended and Restated Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Capital Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2023). *

10.28	Amended and Restated Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Funding IV, LLC. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2023). *

10.29	Amended and Restated Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Private Credit Fund 1 L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2023). *

10.30	Amended and Restated Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Private Global Venture Growth Fund I L.P. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2023). *

10.31	Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Capital Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended March 31, 2023).*

10.32	Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Private Credit Fund 1 L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended March 31, 2023). *

10.33	Warrant Agreement, dated March 31, 2023, by and between TG Therapeutics, Inc. and Hercules Private Global Venture Growth Fund I L.P. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended March 31, 2023). *

10.34	Commercialization Agreement by and between TG Therapeutics, Inc. and Neuraxpharm Pharmaceuticals, S.L., dated as of July 28, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2023). *

10.35	License Agreement, dated January 7, 2024, by and between TG Therapeutics, Inc., TG Cell Therapy, Inc., and Precision BioSciences, Inc. (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-K for the year ended December 31, 2023).*

10.36	Financing Agreement, dated August 2, 2024, by and among TG Therapeutics, Inc., certain subsidiaries of TG Therapeutics, Inc., various lenders from time to time party thereto, and Blue Owl Capital Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2024).*

10.37	Master Services Agreement, effective October 8, 2024, by and among TG Therapeutics, Inc., Fujifilm Diosynth Biotechnologies North Carolina, Inc. and Fujifilm Diosynth Biotechnologies Denmark Aps (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2024).*

19.1	TG Therapeutics, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Form 10-K for the year ended December 31, 2023).

21.1	Subsidiaries of TG Therapeutics, Inc. #

23.1	Consent of Independent Registered Public Accounting Firm (KPMG, LLP). #

24.1	Power of Attorney (included in signature page).

31.1	Certification of Principal Executive Officer. #

31.2	Certification of Principal Financial Officer. #

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

97.1	TG Therapeutics, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K for the year ended December 31, 2023).

101

The following financial information from TG Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TG Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Realizability of deferred tax assets

As discussed in Note 9 to the consolidated financial statements, the Company recognizes a valuation allowance for deferred tax assets if, based on review of all available positive and negative evidence, including current and historical results of operations, future income projections, and the overall prospects of the business, it is more-likely-than-not that the deferred tax assets will not be realizable. As of December 31, 2025, the Company recorded gross deferred tax assets of $391.9 million and a related valuation allowance of $40.0 million.

We identified the evaluation of the realizability of certain deferred tax assets as a critical audit matter. Subjective auditor judgment was required to evaluate (1) all available positive and negative evidence to determine whether it is more-likely-than-not that certain deferred tax assets will be realizable and (2) the uncertainty of forecasted taxable income. The evaluation of the realizability of these deferred tax assets required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s income tax process, including controls related to the Company’s evaluation of the realizability of certain deferred tax assets and controls over the key assumptions used in the determination of forecasted taxable income. We involved tax professionals with specialized skills and knowledge who assisted in evaluating the realizability of certain deferred tax assets by:

●	evaluating all available positive and negative evidence used in the Company’s assessment of whether certain deferred tax assets were more-likely-than-not to be realizable;
●

evaluating historical trends in revenue and taxable income to assess the extent of objective and verifiable evidence of the Company’s ability to generate future taxable income necessary to realize certain deferred tax assets;

●	performing a sensitivity analysis to evaluate the impact of forecasted revenue for the Company’s sole commercialized drug on the Company’s assessment of forecasted taxable income;
●	inspecting tax filings and historical earnings to assess the presence and composition of cumulative income or loss for the past three years; and
●	evaluating the Company’s application of tax regulations pertaining to certain deferred tax assets.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

New York, New York

February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

TG Therapeutics, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited TG Therapeutics, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York
February 27, 2026

TG Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets as of December 31

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$79,148	$179,894
Short-term investment securities	62,822	131,106
Accounts receivable, net	305,628	129,185
Inventories	125,586	110,458
Other current assets	57,580	15,716
Total current assets	630,764	566,359
Restricted cash	1,342	1,298
Long-term investment securities	59,136	808
Right of use assets	6,278	7,151
Deferred tax assets	348,000	—
Long-term inventories	15,689	—
Other noncurrent assets	2,044	2,074
Total assets	$1,063,253	$577,690

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$107,508	$58,296
Other current liabilities	2,124	4,627
Lease liability – current portion	1,044	1,157
Deferred revenue - current portion	21,234	11,414
Accrued compensation	21,850	15,185
Total current liabilities	153,760	90,679
Deferred revenue, non-current portion	8,807	12,085
Loan payable – non-current	245,645	244,429
Lease liability – non-current	7,021	8,133
Total liabilities	415,233	355,326
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share (190,000,000 and 190,000,000 shares authorized, 158,849,596 and 156,204,159 shares issued, 155,305,953 and 155,836,256 shares outstanding at December 31, 2025 and December 31, 2024, respectively)	159	156
Additional paid-in capital	1,830,110	1,760,396
Treasury stock, at cost, 3,543,643 and 367,903 shares at December 31, 2025 and December 31, 2024	(100,234)	(8,994)
Accumulated deficit	(1,082,015)	(1,529,194)
Total stockholders’ equity	648,020	222,364
Total liabilities and stockholders’ equity	$1,063,253	$577,690

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations for the Years Ended December 31

(in thousands, except share and per share amounts)

	2025	2024	2023
Revenue:
Product revenue, net	$606,928	$313,728	$92,005
License, milestone, royalty and other revenue	9,359	15,276	141,657
Total revenue	$616,287	$329,004	$233,662

Costs and expenses:
Cost of revenue	100,714	38,486	14,131
Research and development:
Noncash compensation	16,618	11,160	13,010
Other research and development	143,597	83,131	63,182
Total research and development	160,215	94,291	76,192

Selling, general and administrative:
Noncash compensation	48,053	31,381	24,923
Other selling, general and administrative	183,981	122,917	97,783
Total selling, general and administrative	232,034	154,298	122,706

Total costs and expenses	492,963	287,075	213,029

Operating income	123,324	41,929	20,633

Other expense (income):
Interest expense	26,727	24,028	12,615
Other income	(10,793)	(7,693)	(5,044)
Total other expense	15,934	16,335	7,571

Net income before taxes	$107,390	$25,594	$13,062
Income tax benefit (expense)	339,789	(2,211)	(390)
Net income	$447,179	$23,383	$12,672

Net income per common share:
Basic	$3.10	$0.16	$0.09
Diluted	$2.77	$0.15	$0.09

Weighted-average shares outstanding:
Basic	144,316,786	145,317,418	141,955,112
Diluted	161,412,746	160,336,051	148,508,465

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31

(in thousands, except share amounts)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2023	146,426,697	146	1,623,924	41,309	(234)	(1,565,249)	58,587
Issuance of common stock in connection with exercise of options	246,156	*	1,534	—	—	—	1,534
Issuance of restricted stock	3,620,237	4	(4)	—	—	—	—
Warrants issued with debt financing			595				595
Forfeiture of restricted stock	(213,192)	*	*	—	—	—	—
Issuance of common stock in At-the-Market offerings (net of offering costs of $0.8 million)	1,385,700	1	46,295	—	—	—	46,296
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	40,818	—	—	—	40,818
Net income	—	—	—	—	—	12,672	12,672
Balance at December 31, 2023	151,465,598	151	1,713,162	41,309	(234)	(1,552,577)	160,502
Issuance of common stock in connection with exercise of options	151,813	*	914	—	—	—	914
Issuance of restricted stock	4,751,729	5	(5)	—	—	—	—
Issuance of common stock in connection with cashless exercise of warrants	129,792	*	*	—	—	—	—
Forfeiture of restricted stock	(294,773)	*	*	—	—	—	—
Repurchase of common stock	—	—	—	326,594	(8,760)	—	(8,760)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	46,325	—	—	—	46,325
Net income	—	—	—	—	—	23,383	23,383
Balance at December 31, 2024	156,204,159	156	1,760,396	367,903	(8,994)	(1,529,194)	222,364
Issuance of common stock in connection with exercise of options	209,150	*	1,511	—	—	—	1,511
Issuance of restricted stock	2,822,875	3	(3)	—	—	—	—
Forfeiture of restricted stock	(386,588)	*	*	—	—	—	—
Repurchase of common stock	—	—	—	3,175,740	(91,240)	—	(91,240)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	68,206	—	—	—	68,206
Net income	—	—	—	—	—	447,179	447,179
Balance at December 31, 2025	158,849,596	$159	$1,830,110	3,543,643	$(100,234)	$(1,082,015)	648,020

* Amount less than one thousand dollars.

The accompanying notes are an integral part of the consolidated financial statements.

TG Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows for the Years Ended December 31

(in thousands)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$447,179	$23,383	$12,672
Adjustments to reconcile net income to net cash used in operating activities:
Loss on extinguishment of debt	—	4,607	—
Noncash stock compensation expense	64,670	42,541	37,933
Depreciation and amortization	59	68	211
Amortization of discount on investment securities	(3,788)	(6,984)	(2,236)
Amortization of debt issuance costs	1,216	1,995	2,378
Amortization of leasehold interest	185	212	212
Deferred income taxes	(348,000)	—	—
Noncash change in lease liability and right of use asset	1,748	1,900	1,963
Change in fair value of equity investments	298	754	—
Change in fair value of notes payable	27	304	113
Change in inventory reserve	6,171	—	—
Changes in assets and liabilities:
Increase in inventory	(33,452)	(66,851)	(36,938)
Increase in other current assets	(42,430)	(6,316)	(2,831)
Increase in accounts receivable	(176,443)	(78,092)	(51,093)
Increase in accounts payable and accrued expenses	55,878	22,838	192
Decrease in lease liabilities	(2,099)	(2,388)	(2,375)
(Decrease) increase in other current liabilities	(2,381)	4,029	2,675
Increase in deferred revenue	6,390	17,483	5,711
Net cash used in operating activities	(24,772)	(40,517)	(31,413)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of held-to-maturity securities	237,500	310,900	96,229
Investment in held-to-maturity securities	(222,237)	(310,516)	(146,880)
Investment in equity investments	(1,250)	(1,375)	—
Purchases of Property, Plant and Equipment	(214)	(45)	—
Net cash provided by (used in) investing activities	13,799	(1,036)	(50,651)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan payable	—	(107,553)	—
Issuance of common stock, net	—	—	46,296
Proceeds from exercise of options	1,511	914	1,534
Proceeds from debt financings	—	244,815	25,000
Financing costs paid	—	(889)	(125)
Purchase of treasury stock	(91,240)	(8,760)	—
Net cash (used in) provided by financing activities	(89,729)	128,527	72,705

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(100,702)	86,974	(9,359)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	181,192	94,218	103,577

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$80,490	$181,192	$94,218

Reconciliation to amounts on consolidated balance sheets:
Cash and cash equivalents	$79,148	$179,894	$92,933
Restricted cash	1,342	1,298	1,285
Total cash, cash equivalents and restricted cash	$80,490	$181,192	$94,218

Cash paid for:
Interest	$24,249	$18,470	$8,771
Income taxes	$7,879	$500	$—

NONCASH TRANSACTIONS
Deferred Financing Costs	$—	$—	$1,238
Warrants issued with debt financing	$—	$—	$595

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

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

TG Therapeutics is a fully integrated, commercial stage, biotechnology company focused on the acquisition, development and commercialization of novel treatments for B-cell diseases. In addition to a research pipeline, TG Therapeutics has received approval from the U.S. Food and Drug Administration (FDA) for BRIUMVI (ublituximab-xiiy) to treat adult patients with relapsing forms of multiple sclerosis (RMS), including clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, as well as approval from several regulatory agencies outside of the U.S. for BRIUMVI to treat adult patients with RMS who have active disease defined by clinical or imaging features. The Company also actively evaluates complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company has recently achieved profitability, it has historically incurred substantial operating losses since its inception and may continue to experience fluctuations in operating results. BRIUMVI was first commercially launched in the United States in  January of 2023, and outside the United States through the Company's commercialization partner, Neuraxpharm, in  February 2024. Despite the commercialization of BRIUMVI and the potential future commercialization of the Company's other product candidates, there can be no assurance that the Company will maintain profitability on an ongoing basis.

For the twelve months ended December 31, 2025, the Company generated revenue of $616.3 million. The Company's operating results and cash flows have fluctuated in the past and may continue to vary significantly from period to period. The Company will need to generate substantial revenues to sustain profitability and positive cash flow over the long term. Historically, the Company's operating losses have been driven primarily by expenses related to research and development programs and selling, general and administrative costs associated with its operations and commercialization activities to date.

As of  December 31, 2025, the Company's accumulated deficit was approximately $1.1 billion, and it had $199.5 million in cash and cash equivalents, and investment securities. Based on its current operating plan and results, the Company anticipates that its existing cash, cash equivalents, and investment securities, together with projected future revenues, will be sufficient to fund operations and meet its liquidity needs for more than twelve months after the date of issuance of this Annual Report on Form 10-K.

The actual level of cash required for operations will depend on numerous factors, including, among others, the scope of commercialization activities for BRIUMVI, the timing of collection of receivables from the Company's customers on extended payment terms, the timing and design of clinical trials for the Company's product candidates, and the costs associated with licensing or acquiring new product candidates. The Company  may seek significant additional financing in the future to support strategic initiatives and its ongoing and planned operations.

The Company's common stock is quoted on the Nasdaq Capital Market and trades under the symbol “TGTX.”

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company monitors new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Management evaluates, and continues to monitor, recently issued but not yet effective accounting pronouncements and does not expect the adoption of such standards to have a material impact on the Company’s consolidated financial statements.

In  December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires entities to provide additional information in their tax rate reconciliation and additional disclosures about income taxes paid by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning after  December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company prospectively adopted this standard in fiscal year 2025, which resulted in incremental income tax disclosures. See Note 9 -Income taxes for further discussion.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (ASU 2024-03). ASU 2024-03 requires entities to provide additional disaggregated disclosures of certain income statement expenses, including employee compensation, depreciation, and amortization, within the notes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that adoption of this new accounting guidance will have on its financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the applicable reporting period. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue, accrued clinical trial expenses, stock-based compensation, inventory valuation, deferred tax asset valuation allowance, and fair value measurement. Actual results could differ from those estimates. Such differences could be material to the Company's results of operations and financial position.

CASH AND CASH EQUIVALENTS

The Company considers liquid investments with original maturities of less than three months from the date of purchase to be cash and cash equivalents.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

RESTRICTED CASH

The Company records cash pledged or held in trust as restricted cash. As of December 31, 2025 and 2024, the Company maintained approximately $1.3 million of restricted cash pledged to secure a line of credit as a security deposit for an Office Agreement (see Note 7).

INVESTMENT SECURITIES

Investment securities at December 31, 2025 and 2024 primarily consist of government debt securities. The Company classifies these securities as held-to-maturity. Held-to-maturity securities are those instruments that the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method.

A decline in the market value of any investment security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established. Other-than-temporary impairment charges are included in interest and other income (expense), net. Dividend and interest income are recognized when earned.

The Company's long-term investments also include approximately $1.3 million of equity securities consisting of common stock of Precision BioSciences, Inc. (Precision). Equity securities are recognized at their fair value in accordance with ASC 321, Investments – Equity Securities. Forward contracts to purchase equity securities that do not qualify as derivatives under ASC 815 are accounted for in accordance with ASC 321. These forward contracts are recorded at fair value at the balance sheet date. See Note 5 for further details.

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and investments. The Company maintains its cash and cash equivalents and investments with high-credit quality financial institutions. At times, such amounts may exceed federally-insured limits, and the Company monitors the creditworthiness of these institutions on an ongoing basis.

REVENUE RECOGNITION

Pursuant to Topic 606, the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, Topic 606 includes provisions within a five-step model that includes (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue when, or as, an entity satisfies a performance obligation.

At contract inception, the Company assesses the goods or services promised within each contract and determine which promised good or service is distinct and therefore considered a performance obligation. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

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

These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is expected to be settled with a credit against the Company's customer account) or a liability (if the amount is expected to be settled with a cash payment). The Company's estimate of reserves for variable consideration are calculated using the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. These estimates reflect the Company's current contractual requirements, customer channel mix, changes to product price, government pricing calculations, and industry data. The amount of variable consideration included in the transaction price may be subject to constraint and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration received may ultimately differ from the Company's estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment.

Chargebacks: Chargebacks for discounts represent the Company’s estimated obligations resulting from contractual commitments to sell product to qualified healthcare providers and government agencies at prices lower than the list prices charged to the customers who directly purchase the product from the Company. The customers charge the Company for the difference between what the customers pay the Company for the product and the customers’ ultimate contractually committed or government-required lower selling price to the qualified healthcare providers.

Government Rebates: Government rebates consist of Medicare, Tricare, and Medicaid rebates. These reserves are recorded in the same period the related revenue is recognized. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom it will owe a rebate under the Medicare Part D program.

Commercial Payer Rebates: The Company contracts with various private payer organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates tied to utilization of its product and contracted formulary status. These rebates are estimated and recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Trade Discounts and Allowances: The Company provides its customers with discounts that are explicitly stated in the applicable contracts and are recorded in the period the related product revenue is recognized. In addition, the Company receives sales order management, inventory management, and data services from its customers in exchange for certain fees.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Product Returns: Consistent with industry practice, the Company generally offers customers a limited right of return for product that has been purchased from the Company. The Company estimates the amount of its product sales that may be returned by customers and records this estimate in the period the related product revenue is recognized. The Company currently estimates product return liabilities based on data from similar products and other qualitative considerations, such as visibility into the inventory remaining in the distribution channel.

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

As of December 31, 2025, the Company has experienced an immaterial amount of product revenue returns related to sales of BRIUMVI.

Co-Payment Assistance Programs: Co-payment assistance is provided to qualified patients with commercial insurance, whereby the Company may provide financial assistance to patients with prescription drug co-payments required by the patient's insurance provider. Reserves for co-payment assistance are recorded in the same period the related revenue is recognized.

License Agreements –

The Company generates revenue from license or similar agreements with pharmaceutical companies for the development and commercialization of certain products. Such agreements  may include the transfer of intellectual property rights in the form of licenses. Payments made by the customer  may include non-refundable upfront fees, milestone-based payments, and royalties on sales of products.

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

Milestone payments: Contingent milestones at contract inception are estimated at the amount which is not probable of a material reversal and included in the transaction price using the most likely amount method. Milestone payments that are not within the Company's control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received, and therefore the variable consideration is constrained. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, and the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, the Company reevaluates the probability of achieving development or sales-based milestone payments that  may not be subject to a material reversal and, if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which may affect license and other revenue, as well as earnings, in the period of adjustment.

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

Other Revenue

Revenue is also generated from service-based fees recognized for providing regulatory support and development services to customers. Service fee revenue is recognized over time as the services are transferred to the customer.

DEFERRED PRODUCT REVENUE

When consideration is received, or such consideration is unconditionally due, from a customer prior to the Company completing its performance obligation under the terms of a contract, a contract liability is recorded as deferred revenue. Deferred revenues expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current liabilities. Deferred revenues not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as long-term liabilities.

ACCOUNTS RECEIVABLE

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns, and chargebacks. The Company's standard payment terms for invoiced amounts typically range between 30 – 60 days, however, extended payment terms have been offered during the BRIUMVI commercial launch. The extended payment terms are meant to align with the timing of reimbursement by government and commercial payers and have not adversely affected the collectability of accounts receivable.

In addition, the Company does not adjust accounts receivable for the effects of financing, as the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. The Company analyzes accounts that are past due for collectability, and regularly evaluates the creditworthiness of its customers so that it can properly assess and respond to changes in their credit profiles. As of  December 31, 2025, the Company determined that an allowance for expected credit losses related to outstanding accounts receivable was not required because outstanding receivables were due from large, established, credit-worthy customers.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

COST OF REVENUE

Cost of revenue consists primarily of royalties owed to the Company's licensing partner for BRIUMVI sales, third-party manufacturing costs, distribution, and overhead. Cost of revenue  may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. All manufacturing costs incurred to produce BRIUMVI prior to the approval of BRIUMVI by the FDA were expensed to research and development and therefore are not reflected in the cost of revenue. Therefore, a portion of costs incurred to produce BRIUMVI that were sold through the middle of the quarter ended  March 31, 2025 had previously been expensed as research and development and are not reflected in the Company's cost of revenue. Costs related to providing regulatory support and development services to the Company's ex-U.S. commercialization partner, Neuraxpharm, are included in the Company's cost of revenue.

INVENTORY

Inventories are stated at the lower of cost or estimated net realizable value, with cost based on the first-in-first-out method (FIFO). The Company classifies inventory costs as long-term inventory in its consolidated balance sheets, when the Company expects to utilize the inventory beyond its normal operating cycle. Prior to regulatory approval, the Company expenses costs relating to the production of inventory as research and development expense in the period incurred. Following regulatory approval, costs to manufacture those approved products are capitalized. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in clinical trials. Prior to the approval of BRIUMVI, all manufacturing and other potential costs related to the commercial launch of BRIUMVI were expensed to research and development in the period incurred.

RESEARCH AND DEVELOPMENT COSTS

Generally, research and development costs are expensed as incurred. Research and development expenses consist primarily of costs incurred with third-party service providers for the conduct of research, preclinical and clinical studies, contract manufacturing costs, license milestone fees, personnel costs for the Company's research and development employees, consulting, and other related expenses. The Company recognizes research, preclinical and clinical study expenses based on services performed, pursuant to contracts with third-party research and development organizations that conduct and manage research, preclinical and clinical activities on the Company's behalf.

The Company accrues these expenses based on the progress or stage of completion of services and the contracted fees to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the original accrual, the Company adjusts the accrual accordingly. With respect to clinical trial costs, the financial terms of these agreements are subject to an initial negotiation and vary from contract to contract. Payments under these contracts may be uneven and depend on factors such as the achievement of certain events, the successful recruitment of patients, the completion of portions of the clinical trial, or similar conditions. As such, certain expense accruals related to clinical site costs are recognized based on the degree of performance of the event or events specified in the specific clinical study or trial contract.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. If the likelihood of realizing the deferred tax assets or liabilities is less than “more likely than not,” a valuation allowance is recorded.

The Company, and its subsidiaries, file income tax returns in the U.S. federal jurisdiction and in various states. The Company has tax net operating loss carryforwards that are subject to examination for a number of years beyond the year in which they were generated for tax purposes. Since a portion of these net operating loss carryforwards may be utilized in the future, many of these net operating loss carryforwards will remain subject to examination. The Company recognizes interest and penalties related to uncertain income tax positions in income tax expense. Refer to Note 9 for further information.

STOCK-BASED COMPENSATION

Stock-based compensation costs related to equity awards granted to employees and non-employees are measured at the date of grant based on the fair value of the award. The Company estimates the grant date fair value of options, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. Equity awards with market conditions are valued using advanced option-pricing models, such as a Monte Carlo simulation, with the effect of a market condition reflected in the award’s fair value on the grant date. For time-based or performance-based restricted stock, the fair value is based on the market value of the Company's common stock on the date of grant.

Stock-based compensation expense for time-based restricted stock and options is recognized on a straight-line basis over the requisite service period. Stock-based compensation expense for awards that vest upon the achievement of milestones is recognized over the requisite service period when the achievement of such milestones becomes probable. Stock-based compensation expense for an award that has a market condition is recognized over the requisite service period, which is derived from the valuation model, even if the market condition is never satisfied. The Company recognizes all stock-based payments to employees and non-employee directors (as compensation for service) as noncash compensation expense in the consolidated financial statements. The Company recognizes forfeitures as they occur.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

SHARE REPURCHASES

The Company repurchases shares through open market purchases, privately-negotiated transactions, block purchases, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the Exchange Act). The Company accounts for shares repurchased under the treasury accounting method (ASC 505-30). The Company recognizes the amount paid to repurchase the shares as a reduction of stockholders’ equity and includes treasury stock on a separate line item in the equity section of the Company's consolidated balance sheet. Treasury stock is excluded from shares outstanding.

NET INCOME PER COMMON SHARE

Basic net income per share of the Company's common stock is calculated by dividing net income applicable to the common stock by the weighted-average number of the Company's common stock outstanding for the period. Diluted net income per share of common stock reflects the effect of potential common shares from the assumed exercise or conversion of securities such as warrants, stock options, and restricted stock, to the extent they are dilutive. For all periods presented, the Company reported net income in the consolidated statements of operations and, accordingly, present the dilutive effect of potential common shares in the computation of diluted earnings per share, as shown in the table below.

The following table summarizes the Company's potentially dilutive securities at December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
Unvested restricted stock	12,011,850	10,343,555	8,139,037
Options	4,204,816	4,470,216	4,697,029
Warrants	165,214	165,214	312,272
Shares issuable upon note conversion	23,095	21,973	20,902
Total	16,404,975	15,000,958	13,169,240

The computation of basic and diluted earnings per share (EPS) is as follows:

	Year ended
	December 31,
(in thousands, except share and per share data)	2025	2024	2023
Net income	447,179	23,383	12,672
Weighted-average common shares outstanding	144,316,786	145,317,418	141,955,112
Dilutive effect of potential common shares	17,095,960	15,018,633	6,553,353
Weighted-average common shares outstanding assuming dilution	161,412,746	160,336,051	148,508,465

Net income per share - basic	3.10	0.16	0.09
Net income per share - diluted	2.77	0.15	0.09

LONG-LIVED ASSETS AND GOODWILL

Long-lived assets are reviewed for potential impairment when circumstances indicate that the carrying value of long-lived tangible and intangible assets with finite lives may not be recoverable. Management’s assessment in determining whether an impairment indicator or triggering event exists, includes an evaluation of both quantitative, measurable operating performance criteria and qualitative measures. If an analysis is necessitated by the occurrence of a triggering event, the Company uses certain assumptions in estimating the impairment amount, such as expected future cash flows and other factors. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized to reduce the asset to its fair value.

Goodwill represents the excess consideration transferred in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized but is reviewed for impairment at least annually, or more frequently if events or changes in circumstances indicate that impairment indicators may be present. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If this qualitative assessment indicates that impairment is more likely than not, the Company performs a quantitative test comparing the reporting unit's fair value with its carrying value to determine the amount of any impairment.

LEASES

All leases with a lease term greater than 12 months, regardless of lease classification, are recorded as a lease liability on the balance sheet with a corresponding right-of-use (ROU) asset. Operating leases are reflected as lease liabilities on the commencement date of the lease based on the present value of the lease payments to be made over the lease term. Current operating lease liabilities are reflected in lease liabilities – current portion and noncurrent operating lease liabilities are reflected in lease liabilities – non-current on the consolidated balance sheet.

Right-of-use assets are initially measured based on the lease liability, plus any initial direct costs or rent prepayments, minus lease incentives and any deferred lease payments. Operating lease ROU assets are recorded in right-of-use assets on the consolidated balance sheet, and lease cost is recognized on a straight-line basis over the lease term.

Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

In determining whether a contract contains a lease, the Company evaluates asset and service agreements at inception and upon modification to identify specifically identifiable assets, and to determine whether the arrangement conveys the right to control and obtain substantially all of the economic benefits from those assets.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

SEGMENT REPORTING

Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which discrete financial information is available and is evaluated regularly by the chief operating decision maker (CODM) to allocate resources and assess performance.

The Company operates as a single reportable segment, focused on B-cell mediated disease therapy, which includes all activities related to the development and commercialization of novel treatments, including BRIUMVI, to address unmet medical needs and improve the lives of patients. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s CODM, which is its chief executive officer, who evaluates financial results and operating metrics, specifically consolidated net income, for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets reported to the CODM corresponds to the total assets presented on the Company's consolidated balances sheets.

NOTE 2 - REVENUE

As discussed in Note 1, revenues are recognized under the guidance of ASC 606. The following table presents the Company's disaggregated revenue for the periods presented (in thousands):

(in thousands)	Year ended December 31,
	2025	2024	2023
Total product revenue, net	$606,928	$313,728	$92,005
License Revenue	152	152	140,153
Milestone Revenue	—	12,500	—
Royalty Revenue	5,615	801	—
Other Revenue	3,592	1,823	1,504
Total Revenue	$616,287	$329,004	$233,662

Product revenue, net

The following table presents the Company's disaggregated BRIUMVI revenue by geography for the periods presented:

(in thousands)	Year ended December 31,
	2025	2024	2023
BRIUMVI
U.S.	$594,105	$310,023	$88,786
International	12,823	3,705	3,219
Worldwide	$606,928	$313,728	$92,005

The Company began shipping BRIUMVI to its U.S. customers in January 2023, and BRIUMVI to its ex-U.S. licensing partner, Neuraxpharm, in November 2023.

As of  December 31, 2025, gross-to-net accruals of approximately $20.5 million and $40.9 million are included on the consolidated balance sheets within accounts receivable, net, and accounts payable and accrued expenses, respectively. As of  December 31, 2024, gross-to-net accruals of approximately $11.1 million and $20.9 million were included on the consolidated balance sheets within accounts receivable, net, and accounts payable and accrued expenses, respectively.

The Company primarily sells BRIUMVI through specialty distributors. The following table summarizes customers that represented 10% or more of gross product revenue for the years ended  December 31, 2025, 2024 and 2023:

	Twelve months ended December 31,
	2025	2024	2023
Customer 1	42%	42%	41%
Customer 2	26%	29%	31%
Customer 3	18%	15%	16%
Customer 4	12%	14%	13%

The following table summarizes the customers with amounts due that represent 10% or more of the accounts receivable associated with the Company’s product sales as of  December 31, 2025 and 2024:

	Twelve months ended December 31,
	2025	2024
Customer 1	38%	32%
Customer 2	18%	25%
Customer 3	27%	25%
Customer 4	15%	17%

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

License, Milestone, Royalty and Other Revenue

License, milestone, royalty and other revenue consist primarily of recognition of consideration received under the ex-U.S. commercialization agreement (the Commercialization Agreement) with Neuraxpharm. Refer to Note 10 - License Agreements for a description of the Commercialization Agreement and for further information of the accounting in accordance with ASC 606.

NOTE 3 – INVESTMENT SECURITIES

The Company's investments securities as of December 31, 2025 and 2024 primarily consist of government debt securities that are classified as held-to-maturity. Held-to-maturity securities are recorded at amortized cost.

The following tables summarize the Company's held-to-maturity securities at December 31, 2025 and 2024:

	December 31, 2025
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term obligations of domestic governmental agencies (maturing between January 2026 and December 2026) (held-to-maturity)	$62,822	$130	$—	$62,952
Long-term obligations of domestic governmental agencies (maturing between January 2027 and November 2027) (held-to-maturity)	57,541	201	—	57,742
Total held-to-maturity investment securities	$120,363	$331	$—	$120,694

	December 31, 2024
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
	adjusted	holding gains	holding losses	fair value
Short-term obligations of domestic governmental agencies (maturing between January 2025 and December 2025) (held-to-maturity)	$131,106	$64	$—	$131,170
Total held-to-maturity investment securities	$131,106	$64	$—	$131,170

Included in long-term investments on the consolidated balance sheets are the Company’s equity securities held in connection with the Precision License Agreement. See Note 5 - Fair Value Measurements for a description of the Precision License Agreement and additional information on the Company's equity investments.

NOTE 4 – INVENTORY

The following table presents the Company's inventory as of  December 31, 2025 (in thousands):

	December 31, 2025	December 31, 2024
Raw Materials	$12,960	$28,151
Work in Process	112,397	68,369
Finished Goods	22,089	13,938
Inventory, gross	147,446	110,458
Inventory Reserve	(6,171)	—
Inventory, net	$141,275	$110,458

Reported As:
Inventory	$125,586	$110,458
Long-term Inventory	15,689	—
Total Inventory	$141,275	$110,458

Inventory is stated at the lower of cost or net realizable value and consists of raw materials, work-in-process, and finished goods. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Inventory that is used for clinical development purposes is expensed to research and development in the period in which it is consumed.

At December 31, 2025 and 2024, the Company's inventory was solely related to BRIUMVI. The work in process materials consist primarily of bulk drug substance, which has a multi-year shelf life. When the bulk drug substance is manufactured into BRIUMVI finished goods, those finished goods have a shelf life of three years from the date of manufacture. The Company expects to sell finished goods at least twelve months prior to expiration. The Company completed its evaluation of the length of our normal operating cycle and determined a portion of inventory will be utilized beyond our normal operating cycle. Therefore, during the quarter ended December 31, 2025, $15.7 million of inventory comprised predominantly of raw materials is now classified as Long-term Inventory.

On a quarterly basis, the Company analyzes its inventory levels for excess quantities and obsolescence (expiration) by considering factors, such as historical and anticipated future sales relative to quantities on hand and the remaining shelf-life. At December 31, 2025 and 2024, the Company determined that a reserve related to BRIUMVI inventory for excess quantities and obsolescence was not required. In addition, since FDA approval of BRIUMVI, the Company has not recognized any inventory write downs.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In  September 2025, the Company identified a potential manufacturing deviation affecting one batch of bulk drug substance. As a result of the Company’s continued evaluation of the impact of this deviation on product usability, it was determined that a loss was probable. Therefore, as of  December 31, 2025, the Company recorded a $6.2 million inventory reserve related to this matter in accordance with ASC 450-20 as management had determined that a loss was both probable and could be reasonably estimated.

The United States and other countries have recently imposed, and  may continue to impose, new tariffs. Tariffs are an inventoriable cost, and the Company's sole supplier of bulk drug substance is located outside of the U.S. While the tariffs imposed to date have not had a material effect on the Company's business or results of operations, the Company continues to evaluate their potential impact on its business and results of operations going forward.

NOTE 5 – FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis in its financial statements. The fair value hierarchy ranks the quality and reliability of inputs, or assumptions, used to determine fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

●	Level 1 – quoted prices in active markets for identical assets and liabilities;

●	Level 2 – inputs other than Level 1 quoted prices that are directly or indirectly observable; and

●	Level 3 – unobservable inputs for which market data are not available.

Equity Investments and Forward Contract Liabilities

In  January 2024, the Company and its wholly-owned subsidiary, TG Cell Therapy, Inc., (TG Cell) entered into a License Agreement (the Precision License Agreement) with Precision. Under the agreement, Precision granted the Company certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize Precision’s allogeneic CAR T therapy, azer-cel, for the treatment of autoimmune and other non-oncology diseases and conditions.

Upon execution of the Precision License Agreement, the Company made an upfront payment to Precision of $7.5 million, comprised of (i) $5.25 million in cash and (ii) $2.25 million (the Upfront Precision Stock Payment), as an equity investment, for the purchase of 2,920,816 shares of Precision’s common stock at a price of $0.77 per share. The Company paid a premium for the shares, which was recorded in research and development expense as part of the cost of the Precision License Agreement. Precision subsequently implemented a 30-to-1 reverse stock split in  February 2024.

On  January 7, 2025, the Company made a one-time payment to Precision equal to $2.5 million (the Deferred Precision Stock Payment), as an equity investment, for the purchase of 220,712 shares of Precision common stock calculated by dividing the Deferred Precision Stock Payment by 200% of the weighted average share price of the Precision common stock for the thirty (30) trading days preceding the payment date. The Deferred Precision Stock Payment, which had previously been classified as a forward contract liability in other current liabilities as of  December 31, 2024, was reclassified to equity investments at its fair market value of $1.4 million on the date the payment was made to Precision.

All Precision shares held are recognized at fair market value as of December 31, 2025, and are classified as an equity investment and included within long-term investments on the consolidated balance sheets as of December 31, 2025.

The Precision License Agreement also includes a milestone payment upon the achievement of a clinical and regulatory milestone event (Milestone Event 1). Upon achievement of Milestone Event 1, the Company is required to make a one-time payment to Precision equal to $2.3 million (the Milestone 1 Precision Stock Payment), in exchange for shares of Precision common stock (rounded down to the nearest whole share) calculated in the same manner as the Deferred Precision Stock Payment. While Milestone Event 1 has not been achieved, the obligation was recognized in research and development license fees upon execution of the agreement and is classified as a forward contract liability measured at its fair market value. In accordance with ASC 321, the Milestone 1 forward liability was recorded at $1.4 million in other current liabilities on the Company’s consolidated balance sheets as of  December 31, 2025.

5% Notes

At the time of the Company's merger (the Company was then known as Manhattan Pharmaceuticals, Inc. (Manhattan)) with Ariston Pharmaceuticals, Inc. (Ariston) in March 2010, Ariston issued $15.5 million of five-year 5% notes payable (the 5% Notes) in satisfaction of several prior note payable issuances. The 5% Notes and accrued and unpaid interest thereon are convertible at the option of the holder into common stock at the conversion price of $1,125 per share. The Company has no obligations associated with the 5% Notes other than the conversion feature. The 5% Notes are recognized in other current liabilities on the Company’s consolidated balance sheets as of  December 31, 2025, as the notes are currently convertible and therefore classified as short-term obligations.

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts receivable, accounts payable and loan payable. As of December 31, 2025 and 2024, the fair values of cash and cash equivalents, restricted cash, accounts receivable, and loan and interest payable approximated their carrying value due to their short term nature. The carrying value of the loan payable on the Company’s balance sheet is also estimated to approximate its fair value, as the interest rate is aligned with market rates for instruments with similar terms and risk characteristics.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following tables provide the fair value measurements of applicable financial assets and liabilities as of December 31, 2025 and 2024:

	Financial liabilities at fair value as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total

Equity Investments	$1,323	$—	$—	$1,323
Total Assets	$1,323	$—	$—	$1,323

Forward Contract Liabilities	—	1,412	—	1,412
5% Notes	$—	$—	$689	$689
Total	$—	$1,412	$689	$2,101

	Financial liabilities at fair value as of December 31, 2024
	Level 1	Level 2	Level 3	Total

Equity Investments	$371	$—	$—	$371
Total Assets	$371	$—	$—	$371

Forward Contract Liabilities	$—	$3,129	$—	$3,129
5% Notes	$—	$—	$661	$661
Total Liabilities	$—	$3,129	$661	$3,790

The Company's equity investments classified as Level 1 were valued using their respective closing stock prices on the Nasdaq Stock Market, which represents unadjusted quoted prices in active markets for identical instruments. The Company did not experience any transfers of financial instruments between the fair value hierarchy levels during the year ended December 31, 2025 and 2024.

The Company's forward contract liabilities classified as Level 2 were valued using Precision's closing stock price on the Nasdaq Stock Market.

The Company's Level 3 instrument amounts represent the fair value of the 5% Notes and related accrued interest, as certain inputs to determine fair value were unobservable.

The change in the fair value of the Level 1 assets and Level 2 and Level 3 liabilities is recognized in other (income) expense in the accompanying consolidated statements of operations.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company's amended and restated certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, $0.001 par value, with rights senior to those of the Company's common stock, issuable in one or more series. Upon issuance, the Company may determine the rights, preferences, privileges and restrictions thereof. These rights, preferences, and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock.

Common Stock

The Company amended and restated its certificate of incorporation authorizes the issuance of up to 190,000,000 shares of $0.001 par value common stock.

In September 2022, the Company entered into an At-the-Market Issuance Sales Agreement (the 2022 ATM) with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. relating to the sale of shares of the Company's common stock. During the year ended December 31, 2023, the Company sold a total of 1,385,700  shares of common stock under the 2022 ATM for aggregate total gross proceeds of approximately $47.1 million at an average selling price of $34.01 per share, resulting in net proceeds of approximately $46.3 million after deducting commissions and other transactions costs. The Company had no activity on the 2022 ATM during the years ended  December 31, 2025 and 2024.

On  August 8, 2025, the Company filed an automatic “shelf registration” statement on Form S-3 (the 2025 WKSI Shelf) as a WKSI as defined in Rule 405 under the Securities Act of 1933, as amended. The 2025 WKSI Shelf was declared effective upon filing and registers an unlimited amount of debt securities, equity securities, or other securities that the Company  may issue and sell from time to time. Accordingly, the 2022 ATM with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. has expired. The Company  may offer and sell securities registered under the 2025 WKSI Shelf in one or more offerings, from time to time, depending on market conditions and its capital needs. The Company  may also file additional registration statements in the future to maintain financing flexibility in support of its operations.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

 Share Repurchase Program and Treasury Stock

In August 2024, the Company’s Board of Directors (the Board) authorized a share repurchase program (the Prior Share Repurchase Program) pursuant to which the Company could repurchase up to $100 million of its outstanding common stock. In September 2025, the Company announced the completion of the Prior Share Repurchase Program. Under this program, the Company repurchased an aggregate of 3,502,334 shares of common stock at an average price of $28.55 per share. As of December 31, 2025, no amounts remained available for repurchases under the Prior Share Repurchase Program.

In September 2025, the Board authorized a new share repurchase program (the 2025 Share Repurchase Program) pursuant to which the Company may repurchase up to $100 million of its outstanding common stock. Repurchases under the 2025 Share Repurchase Program may be made from time to time through open market purchases, privately negotiated transactions, or other methods in accordance with applicable federal securities laws, including Rule 10b-18 under the Exchange Act. The 2025 Share Repurchase Program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate the Company to repurchase any specific number of shares. No shares were repurchased under the 2025 Share Repurchase Program during the twelve months ended December 31, 2025.

During the year ended December 31, 2025, the Company repurchased 3,175,740 shares of common stock for an aggregate cost of $91.2 million. As of December 31, 2025, 3,543,643 shares of common stock were held in treasury at an aggregate cost of approximately $100.2 million, representing the fair value of the shares on the dates they were surrendered to the Company, primarily in connection with the Prior Share Repurchase Program.

During the year ended December 31, 2024, the Company repurchased 326,594 shares of common stock for an aggregate cost of $8.8 million. As of December 31, 2024, 367,903 shares of common stock were held in treasury at an aggregate cost of approximately $9.0 million, representing the fair value of the shares on the dates they were surrendered to the Company, primarily in connection with the Company’s share repurchase program.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the 2012 Incentive Plan) was approved by stockholders in June 2020. As of December 31, 2025, 3,216,638 shares of restricted stock and 1,982,316 options were outstanding, and no additional shares were available to be issued under the 2012 Incentive Plan.

The TG Therapeutics, Inc. 2022 Incentive Plan (the 2022 Incentive Plan) was approved by stockholders in June 2022 with 17,000,000 shares available to be issued, and was amended to increase the shares available to be issued from 17,000,000 to 22,000,000 in June 2025 (the 2022 Incentive Plan Amendment). As of December 31, 2025, 8,795,243 shares of restricted stock and 2,222,500 options were outstanding, and up to an additional 6,650,149 shares were available to be issued under the 2022 Incentive Plan.

Total stock-based compensation expense included in the consolidated statements of operations was $64.7 million, $42.5 million and $37.9 million during the years ended December 31, 2025, 2024 and 2023, respectively. The $64.7 million, $42.5 million and $37.9 million are net of $3.5 million, $3.8 million, and $2.9 million of stock-based compensation expense that was capitalized into inventory during the years ended December 31, 2025, 2024 and 2023, respectively.

Restricted Stock

Certain employees, directors and consultants have been awarded restricted stock. The vesting terms associated with restricted stock may include service, performance, or market conditions. The following table summarizes restricted share activity for the years ended December 31, 2025, 2024 and 2023:

		Weighted-average
		grant date fair
	Number of shares	value
Outstanding at January 1, 2023	8,732,286	16.12
Granted	3,620,237	13.77
Vested	(2,500,263)	11.98
Forfeited	(213,192)	12.14
Outstanding at December 31, 2023	9,639,068	17.05
Granted	4,751,729	18.27
Vested	(2,252,438)	14.78
Forfeited	(294,773)	13.49
Outstanding at December 31, 2024	11,843,586	18.22
Granted	2,822,875	30.57
Vested	(2,267,992)	15.59
Forfeited	(386,588)	13.33
Outstanding at December 31, 2025	12,011,881	$21.77

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Total stock-based compensation expense related to restricted stock grants was $63.4 million, $40.1 million and $34.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, net of $3.5 million, $3.8 million and $2.9 million of expense capitalized into inventory during the years ended December 31, 2025, 2024 and 2023, respectively.

As of  December 31, 2025, the Company had approximately $42.8 million of total unrecognized compensation expense related to unvested time-based restricted stock, expected to be recognized over a weighted-average period of 2.7 years.

As of  December 31, 2025, the Company had approximately $18.6 million of total unrecognized compensation expense related to unvested milestone-based restricted stock and approximately $39.0 million related to restricted stock with market conditions, which are expected to be recognized over a weighted-average period of 2.8 years.

Milestone-based noncash compensation expense will be recognized if and when achievement of the related milestone becomes probable. Awards with market conditions are valued using advanced option-pricing models, such as a Monte Carlo simulation, with the effect of the market condition reflected in the grant-date fair value. Compensation expense for awards with market conditions is recognized over the requisite service period determined by the grant-date valuation, regardless of whether the market condition is ultimately satisfied.

Stock Options

The Company uses the Black-Scholes option-pricing model when estimating the grant date fair value for the options granted in the years ended December 31, 2025, 2024 and 2023. The following table summarizes stock option activity for the years ended December 31, 2025, 2024 and 2023:

			Weighted-
			average
		Weighted-	contractual
	Number of	average	term	Aggregate
	shares	exercise price	(in years)	intrinsic value

Outstanding at January 1, 2023	5,135,685	$7.10	5.09	$25,064,799
Granted	—	—
Exercised	(246,156)	6.08
Forfeited	(192,500)	11.30
Expired	—	—
Outstanding at December 31, 2023	4,697,029	$6.98	4.10	$47,607,209
Granted	—	—
Exercised	(151,813)	6.02
Forfeited	(75,000)	13.25
Expired	—	—
Outstanding at December 31, 2024	4,470,216	$6.90	3.08	$103,691,060
Granted	—	—
Exercised	(209,150)	7.22
Forfeited	(56,250)	12.08
Expired	—	—
Outstanding at December 31, 2025	4,204,816	6.82	2.08	$96,673,515

Exercisable at December 31, 2025	3,565,226	6.78	2.18	$82,111,479

Total stock-based compensation expense associated with stock options was approximately $1.2 million, $2.5 million and $3.9 million during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there was approximately $0.4 million of total unrecognized compensation cost related to unvested time-based stock options, which is expected to be recognized over a weighted-average period of 0.60 years. As of December 31, 2025, the stock options outstanding include options granted to both employees and non-employees and consist of both time-based and milestone-based awards. Stock-based compensation for milestone-based options will be recorded if and when a milestone becomes probable. The Company did not recognize stock-based compensation expense during the year ended  December 31, 2025 for these milestone-based stock options.

Warrants

As of  December 31, 2025, the Company had outstanding warrants issued to Hercules Capital, Inc. (Hercules) to purchase 115,042 and 50,172 shares of its common stock with exercise prices of $17.95 and $14.70, respectively. The warrants were issued in connection with the Company's prior loan agreement with Hercules, which has been repaid and terminated. These Warrants shall be exercisable for seven years from their date of issuance, and will expire on  December 30, 2028 and March 31, 2030, respectively.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 7– LOAN PAYABLE

On August 2, 2024 (the New Closing Date), the Company entered into a term loan facility of $250 million (the Initial Term Loan) with Blue Owl Capital Corporation, as administrative agent (the Administrative Agent), HealthCare Royalty and Blue Owl Capital under the Financing Agreement (as defined below) to repay all outstanding principal and accrued interest and fees under our prior loan agreement with Hercules.

The Initial Term Loan is governed by a financing agreement (the Financing Agreement), which provides for (i) a single draw of the Initial Term Loan, which was funded on  August 2, 2024, and (ii) an uncommitted additional facility in an aggregate principal amount of up to $100 million. The Initial Term Loan will mature on  August 2, 2029 (the Term Loan Maturity Date). The Initial Term Loan accrues interest at a per annum rate of interest equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the prime rate published by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) Term SOFR, plus 1.00% or (b) Term SOFR, which shall be no less than 1.00%. The applicable margin for borrowings of the Initial Term Loan is determined on a quarterly basis by reference to a pricing grid based on the achievement of U.S. Net Sales (as defined in the Financing Agreement) for the most recently completed four consecutive fiscal quarters. The pricing grid commences at 5.50% for SOFR borrowings and 4.50% for base rate borrowings and is subject to a 25 basis point step-down upon achievement of a specified U.S. Net Sales threshold. The Initial Term Loan requires scheduled quarterly amortization payments, commencing with the fiscal quarter ending  June 30, 2028, in an amount equal to $12.5 million, with the balance due and payable on the Term Loan Maturity Date; provided that such amortization payments  may be deferred to the Term Loan Maturity Date upon the achievement of a Total Net Leverage Ratio (as defined in the Financing Agreement) that is less than or equal to an agreed threshold.

The Initial Term Loan is secured by a lien on substantially all of the assets of the Company and by guarantees from certain of the Company's subsidiaries and contains customary covenants and representations. As of  December 31, 2025, the Company was in compliance with all financial covenants.

The events of default under the Financing Agreement are customary for financings of this type. If an event of default occurs, the Administrative Agent is entitled to take enforcement action, including acceleration of amounts due under the Financing Agreement.

The Company evaluated whether the Initial Term Loan represented a debt modification or extinguishment of the prior loan agreement with Hercules with ASC 470-50, Debt – Modifications and Extinguishments. As a result of the Initial Term Loan and effective termination of the prior loan agreement with Hercules, this transaction was accounted for by the Company under the extinguishment accounting model. The Company recorded a loss on extinguishment of debt of approximately $4.6 million in the Company’s statement of operations for the three and nine months ended  September 30, 2024, representing the write-off of unamortized debt issuance costs and a prepayment charge. The Company capitalized third party fees incurred in connection with the Initial Term Loan to debt issuance costs and capitalized the facility fee incurred with the Administrative Agent as part of the Initial Term Loan to debt discount.

The Company incurred total financing and upfront costs of $6.0 million related to the Initial Term Loan, which are recorded as debt issuance costs and debt discount costs and presented as an offset to loan payable on the Company’s consolidated balance sheet. The debt issuance and debt discount costs are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method, and are included in interest expense in the Company’s consolidated statements of operations. Amortization of debt issuance and debt discount costs was $1.2 million, $2.0 million and $2.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, the remaining unamortized balance of debt issuance and debt discount costs was $4.4 million.

The loan payable balance of the Initial Term Loan as of December 31, 2025 and 2024, is as follows:

	The Initial Term Loan	The Initial Term Loan
	December 31,	December 31,
(in thousands)	2025	2024
Loan payable	$250,000	$250,000
Add: Accreted Liability of final payment fee	—	—
	250,000	250,000
Less: unamortized debt issuance costs	(4,355)	(5,571)
	245,645	244,429
Less: principal payments	—	—
Total loan payable	245,645	244,429
Less: current portion	—	—
Loan payable non-current	$245,645	$244,429

NOTE 8– LEASES

In October 2014, the Company entered into an agreement (the Office Agreement) with Fortress Biotech, Inc. (FBIO) to occupy approximately 45% of the 24,000 square feet of New York City office space leased by FBIO. The Office Agreement requires the Company to pay its respective share of the average annual rent and other costs of the 15-year lease. The Company estimates an average annual rental obligation of $1.8 million under the Office Agreement. In connection with the Office Agreement, the Company pledged $1.3 million to secure a line of credit as a security deposit, which is recorded as restricted cash in the accompanying consolidated balance sheets. The Company began to occupy this office space in April 2016, with rental payments beginning in the third quarter of 2016. In February 2026, FBIO entered into a sublease agreement with a third party for the entirety of the New York City office space subject to the Office Agreement. The Company remains obligated under the Office Agreement to pay its respective share of the rent and other related costs through the expiration of the lease term. Under the terms of the arrangement, the Company may be required to fund its proportionate share of any shortfall between the head lease obligations and sublease income. This transaction is expected to significantly reduce the Company’s net rent expense prospectively.

In October 2021, the Company finalized a five-year lease for office space in North Carolina (the NC Lease). The Company estimates an average annual rental obligation of $0.2 million under the NC Lease. The Company took possession of this space in February 2022, with rental payments beginning in April 2022.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The present values of the Company's lease liability and corresponding Right-of-Use (ROU) asset are $8.1 million and $6.3 million, respectively, as of  December 31, 2025. The Company's leases have remaining lease terms of two to six years. One lease has a renewal option to extend the lease for an additional term of two years. The following components of lease expense are included in the consolidated statements of operations for the year ended  December 31, 2025.

Operating lease cost was $1.9 million, $2.3 million and $2.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, the weighted-average remaining operating lease term was 5.2 years and the weighted-average discount rate for operating leases was 10.10%. Cash paid for amounts included in the measurement of operating lease liabilities during the year ended December 31, 2025 was $2.1 million.

The balance sheet classification of lease liabilities was as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Liabilities
Lease liability current portion	$1,044	$1,157
Lease liability non-current	7,021	8,133
Total lease liability	$8,065	$9,290

As of December 31, 2025, the maturities of lease liabilities were as follows:

Operating
leases
2026	$2,080
2027	1,913
2028	1,827
2029	1,827
After 2030	2,889
Total lease payments	10,536
Less: interest	(2,471)
Present value of lease liabilities(*)	$8,065

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

NOTE 9 – INCOME TAXES

The components of net income before taxes are as follows:

	For the year ended December 31,
(in thousands)	2025	2024	2023

Domestic	$107,739	$26,470	$13,583
Foreign	(349)	(876)	(521)
Net income before taxes	$107,390	$25,594	$13,062

Income tax (benefit) expense consists of the following:

	For the year ended December 31,
(in thousands)	2025	2024	2023
Current:
Federal	$—	$—	$—
State	8,211	2,211	390
Foreign	—	—	—
Total current tax expense	$8,211	$2,211	$390

Deferred:
Federal	$(335,077)	$—	$—
State	(12,923)	—	—
Foreign	—	—	—
Total deferred tax (benefit) expense	$(348,000)	$—	$—

Income tax (benefit) expense	$(339,789)	$2,211	$390

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Beginning in 2025 annual reporting, the Company adopted ASU 2023-09 prospectively. See Note 1 - Organization and Summary of Significant Accounting Policies - Recently Issued Accounting Standards for additional details on the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate for the year ending December 31, 2025 is as follows:

	For the Year Ended
	December 31, 2025
(in thousands)	Tax Effect	Effective Tax Rate

U.S. federal statutory income tax rate	$22,552	21.0%
State and local income tax, net of federal income tax effect	(6,440)	(6.0)%
Tax credits:
Research and development (R&D) tax credit	(7,352)	(6.8)%
Changes in valuation allowance	(357,904)	(333.3)%
Nontaxable or nondeductible items:
Officer compensation limit	6,213	5.8%
Excess tax benefit on stock-based compensation	(8,118)	(7.6)%
Other	324	0.3%
Other adjustments:
Limitation to tax attribute utilization	9,477	8.8%
Other	1,459	1.4%
Tax effect and effective tax rate	$(339,789)	(316.4)%

Income tax expense differed from amounts computed by applying the US federal income tax rate of 21% for the years ending  December 31, 2024 and 2023, to pretax income as follows:

	For the year ended December 31,
(in thousands)	2024	2023

Income before income taxes, as reported in the consolidated statements of operations	$25,594	$13,062

Computed “expected” tax benefit	$5,375	$2,743

Increase (decrease) in income taxes resulting from:
State and local taxes	780	(700)
Research and development credits	(4,637)	(3,402)
Officer Compensation Limitation	2,164	(740)
Provision-to-return	11,733	(9,235)
Prior period state tax benefit	(3,508)	—
Other	646	245
Stock options	(1,602)	(10,616)
Change in state tax rates	(4,970)	4,141
Change in the balance of the valuation allowance for deferred tax assets	(3,770)	17,954
	$2,211	$390

Cash paid for income taxes, net of refunds received, by jurisdiction for the years ended December 31, 2025 are as follows:

For the year ended December 31,
(in thousands)	2025

Federal	$300
State:
California	710
Kentucky	1,100
Mississippi	500
Tennessee	4,519
Other	750
Foreign	—

Cash paid for income taxes, net of refunds received	$7,879

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Our deferred tax assets (liabilities) are as follows:

(in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$275,710	$294,046
Research and development credit	58,045	50,693
Noncash compensation	15,400	12,267
Capitalized R&D Expenses	14,753	49,681
Other	27,966	10,335
Gross deferred tax assets	391,874	417,022
Deferred tax liabilities:
Other	(3,897)	(2,408)
Net deferred tax assets, excluding valuation allowance	387,977	414,614
Less valuation allowance	(39,977)	(414,614)
Net deferred tax assets	$348,000	$—

As of December 31, 2025, the Company has U.S. federal net operating loss (NOL) carryforwards of approximately $1.1 billion and research and development credit carryforwards (R&D credits) of approximately $58.0 million. For income tax purposes, these NOLs and R&D credits will expire in various amounts starting in 2029 and through 2046, respectively. NOLs generated after 2017 do not expire. The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards and R&D credit carryforwards in the case of certain events including significant changes in ownership interests. Stock issuance activities may have resulted in a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended. Accordingly, a portion of the Company’s NOLs have been identified as subject to annual limitations in reducing any future year’s taxable income. The Company has recorded approximately $9.5 million of tax expense to reflect this limitation. In addition, a portion of the R&D Credit carryforwards may be subject to annual limitations in reducing any future year’s tax.

A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence, including current and historical results of operations, future income projections and the overall prospects of our business. Based on the relevant weight of positive and negative evidence, including improved and sustained profitability trends as well as consideration of the Company's expected future taxable earnings, the Company concluded that it is more likely than not that its U.S. federal and certain state deferred tax assets are realizable at December 31, 2025. The Company continues to maintain a full or partial valuation allowance against certain state attributes as of December 31, 2025, because the Company concluded it is not more likely than not to be realized, as the Company expects certain state attribute generation in future years to exceed its ability to use these deferred tax assets. The valuation allowance for deferred tax assets was approximately $40.0 million and $414.6 million as of December 31, 2025 and 2024, respectively.

The Company files income tax returns in the U.S Federal and various state and local jurisdictions. With certain exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by tax authorities for years prior to 2022. However, NOLs and tax credits generated from those prior years could still be adjusted upon audit.

The Company would recognize interest and penalties, if any, to uncertain tax position in income tax expense in the statement of operations. There was no accrual for interest and penalties related to uncertain tax positions for 2025.

NOTE 10 – LICENSE AGREEMENTS

BRIUMVI (Ublituximab)

In January 2012, the Company entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the LFB License Agreement). Under the terms of the LFB License Agreement, the Company acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. From the inception of the LFB License Agreement, the Company incurred expenses of approximately $31.0 million related to the achievement of certain milestones under the LFB License Agreement. These expenses are included in other research and development expenses in the accompanying consolidated statements of operations. No further milestone payments remain payable under the LFB License Agreement.

LFB Group is eligible to receive royalty payments on net sales of ublituximab at a royalty rate that escalates from mid-single digits to high-single digits. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or fifteen years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $61.3 million, $30.7 million, and $8.7 million, respectively, related to the worldwide royalty due under the LFB License Agreement in cost of revenue based on U.S. sales of BRIUMVI. As of December 31, 2025, approximately $19.2 million in royalties payable under the LFB License Agreement remained outstanding in accounts payable and accrued expenses.

In November 2012, the Company entered into an exclusive (within the territory) sublicense agreement with Ildong Pharmaceutical Co. Ltd. (Ildong) relating to the development and commercialization of ublituximab in South Korea and Southeast Asia. Under the terms of the sublicense agreement, Ildong was granted a royalty bearing, exclusive right, including the right to grant sublicenses, to develop and commercialize ublituximab in South Korea, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Philippines, Vietnam, and Myanmar.

An upfront payment of $2.0 million, which was received in December 2012, net of $0.3 million of income tax withholdings, is recognized as license revenue on a straight-line basis over the life of the agreement, which is through the expiration of the last licensed patent right or fifteen years after the first commercial sale of a product in such country, unless the agreement is earlier terminated, and represents the estimated period over which the Company has certain ongoing responsibilities under the sublicense agreement. The Company recorded license revenue of approximately $0.2 million for each of the years ended December 31, 2025, 2024 and 2023. At  December 31, 2025 and 2024, the Company had deferred revenue of zero and $0.2 million, respectively, associated with this $2 million payment.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company  may receive up to an additional $5.0 million in payments upon the achievement of pre-specified milestones. In addition, upon commercialization, Ildong will be required to make royalty payments to the Company on net sales of ublituximab in the sublicense territory.

Neuraxpharm Commercialization Agreement

In  July 2023, the Company entered into the Commercialization Agreement with Neuraxpharm. The Company granted Neuraxpharm the exclusive right to commercialize BRIUMVI in certain territories outside the United States, Canada, and Mexico, the commercialization rights for which had been previously retained by the Company, thus, and excluding certain Asian countries subject to previously existing partnerships. Under the terms of the Commercialization Agreement, the Company received a one-time, non-refundable payment of $140.0 million upon contract execution and a $12.5 million milestone payment upon the first key market commercial launch in the EU. The Company is eligible to receive up to an additional $492.5 million in milestone-based payments upon achievement of certain launch and commercial milestones. In addition, the Company will receive tiered double-digit royalties on net product sales up to 30%. During the years ended  December 31, 2025 and 2024, royalty revenue of $5.6 million and $0.8 million, respectively, was recognized.

The Company evaluated the Commercialization Agreement under ASC 606 and concluded that Neuraxpharm represents a customer in the transaction. In accordance with this guidance, the Company identified the following commitments under the arrangement: (i) the exclusive right to develop, sell, offer to sell and import the Product in the Territory (the License); (ii) certain development and regulatory activities (the Development and Regulatory Activities).

The arrangement also provides Neuraxpharm with the right to make optional purchases of BRIUMVI (the Supply of Licensed Product). These optional purchases are accounted for as a separate contract when the right to purchase BRIUMVI is exercised. The consideration for optional purchases approximates a market-based price for BRIUMVI by Neuraxpharm in the Territory. The consideration received for optional purchases is generally received in advance of shipment and is recognized by the Company as deferred revenue until the related performance obligation is met. The performance obligation is met when control of the product passes to Neuraxpharm, at which time the optional purchases are recognized as a component of product revenue, net.

As of December 31, 2025, the Company had $30.0 million of deferred revenue related to optional purchases for which the performance obligation had not been met. This includes $1.8 million recorded in accounts receivable, net for consideration the Company has an unconditional right to receive from Neuraxpharm under the Commercialization Agreement. The Company reevaluates the consideration received, and performance obligations satisfied, at the end of each reporting period. Such reevaluations  may result in a change to the amount of product revenue, net, recognized and deferred revenue.

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

Precision will be eligible to receive up to $288 million in additional milestone payments based on the achievement of certain clinical, regulatory, and commercial milestones. In addition, the Company is obligated to pay Precision high-single-digit to low-double-digit royalties on net sales of the licensed product on a country-by-country basis until the latest to occur of patent expiration, loss of regulatory exclusivity, and a period of ten years following the first commercial sale of the licensed product in such country. As of December 31, 2025, none of the near-term clinical milestones have been achieved.

MaxCyte

On  February 10, 2025, the Company entered into the Strategic Platform License Agreement with MaxCyte, Inc (MaxCyte). which granted a non-exclusive, non-transferable license for the Company to use MaxCyte’s cell loading technology (licensed technology) to develop and commercialize products for the treatment of autoimmune and other non-oncology diseases and conditions, including azer-cel, licensed by the Company from Precision in  January 2024.

MaxCyte is eligible to receive royalty payments on net sales of approved products developed with the licensed technology at a royalty rate in the low-single digits. Upon the achievement of the first dosing of a human subject in a pivotal trial for a product developed with the licensed technology the Company will make a $1.0 million payment to MaxCyte. MaxCyte is also eligible to receive up to $13.0 million in additional milestone payments based on the achievement of certain regulatory marketing approvals. The Company is required to pay an annual licensing fee of approximately $0.2 million for access to the licensed technology.

The Strategic Platform License Agreement expires on the ten-year anniversary unless the Company achieves at least one of the milestone events prior to that date. The Company has the option, at its sole discretion, to extend the term of the Strategic Platform License Agreement beyond the initial ten years for successive renewal terms of five years each, as long as all applicable licensing fees and milestone payments are paid timely and the Company provides MaxCyte at least ninety days written notice prior to the expiration of the then-current term.

TG Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

TG-1701: BTK

In  January 2018, the Company entered into a global exclusive license agreement with Jiangsu Hengrui Medicine Co. (Hengrui), to acquire worldwide intellectual property rights, excluding Asia but including Japan, for the research, development, manufacturing, and commercialization of products containing or comprising any of Hengrui’s Brutons Tyrosine Kinase inhibitors, containing the compounds of TG-1701. In  September 2025, the Company and Jiangsu mutually agreed to terminate the license agreement for TG-1701. As a result, all rights to the program reverted to Jiangsu, and the Company has no further obligations for milestone or royalty payments.

TG-1801: anti-CD47/anti-CD19

In  June 2018, the Company entered into a Joint Venture and License Option Agreement with Novimmune SA (Novimmune) to collaborate on the development and commercialization of Novimmune’s novel first-in-class anti-CD47/anti-CD19 bispecific antibody known as TG-1801 (previously NI-1701). In  April 2025, the Company and Novimmune mutually agreed to terminate the Joint Venture and License Option Agreement. As a result, all rights to the program reverted to Novimmune, and the Company has no further obligations for milestone or royalty payments.

NOTE 11 – RELATED PARTY TRANSACTIONS

In July 2015, the Company entered into a Shared Services Agreement (the Shared Services Agreement) with FBIO to share the cost of certain services, such as facilities use, personnel costs and other overhead and administrative costs. The Shared Services Agreement requires the Company to pay its respective share of services utilized. In connection with the Shared Services Agreement, the Company incurred expenses of approximately $1.2 million, $1.3 million, and $0.9 million for shared services for the years ended December 31, 2025, 2024 and 2023, respectively, primarily related to shared personnel. Mr. Weiss, the Company's Chairman and Chief Executive Officer, also serves as a director and Executive Vice Chairman, Strategic Development of FBIO.

Please refer to Note 8 - Leases for details regarding the Office Agreement with FBIO.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company contracts with various third parties to conduct certain activities including clinical operations and contract manufacturing, and for the clinical and commercial supply of BRIUMVI. Certain contracts contain non-cancelable features or require the Company to make binding forecasts for future purchases. As of  December 31, 2025, the Company had aggregate non-cancelable purchase commitments of $327.9 million, of which $102.3 million, $109.1 million, and $116.5 million are expected to be incurred in the years 2026, 2027 and 2028, respectively. These amounts do not represent the Company's entire anticipated purchase requirements, as the amounts of such obligations will ultimately be dependent on the timing of future orders and the terms of the existing and future agreements, which cannot be reasonably estimated at this time.

Loan Payable

See Note 7 – for a detail description of the Company's loan agreement.

Leases

See Note 8 - for a detailed description of the Company's lease arrangements in New York and North Carolina.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: February 27, 2026	By:	/s/ Michael S. Weiss
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on February 27, 2026, and in the capacities indicated:

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