Form 10-Q
period 2026-03-31
TG THERAPEUTICS, INC.
filed 2026-05-06
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☒

There were 153,083,580 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 1, 2026.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$442,209	$79,148
Short-term investment securities	72,221	62,822
Accounts receivable, net	392,046	305,628
Inventories	129,029	125,586
Other current assets	51,464	57,580
Total current assets	1,086,969	630,764
Restricted cash	1,352	1,342
Long-term investment securities	61,538	59,136
Right of use assets	6,481	6,278
Deferred tax assets	344,136	348,000
Non-current inventories	26,346	15,689
Other noncurrent assets	2,015	2,044
Total assets	$1,528,837	$1,063,253

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$148,845	$107,508
Other current liabilities	596	2,124
Lease liability – current portion	1,822	1,044
Deferred revenue - current portion	17,190	21,234
Accrued compensation	18,655	21,850
Total current liabilities	187,108	153,760
Deferred revenue, non-current portion	6,863	8,807
Loan payable – non-current	745,140	245,645
Lease liability – non-current	6,595	7,021
Total liabilities	$945,706	$415,233
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share (190,000,000 and 190,000,000 shares authorized, 159,965,425 and 158,849,596 shares issued, 153,093,879 and 155,305,953 shares outstanding at March 31, 2026 and December 31, 2025, respectively)	160	159
Additional paid-in capital	1,845,435	1,830,110
Treasury stock, at cost, 6,871,546 and 3,543,643 shares at March 31, 2026 and December 31, 2025, respectively	(200,226)	(100,234)
Accumulated deficit	(1,062,238)	(1,082,015)
Total stockholders’ equity	583,131	648,020
Total liabilities and stockholders’ equity	$1,528,837	$1,063,253

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Revenue:
Product revenue, net	$201,308	$119,655
License, milestone, royalty and other revenue	3,610	1,201
Total revenue	$204,918	$120,856

Costs and expenses:
Cost of revenue	33,510	15,541
Research and development:
Stock-based compensation	4,875	3,331
Other research and development	43,521	43,031
Total research and development	48,396	46,362

Selling, general and administrative:
Stock-based compensation	15,075	11,640
Other selling, general and administrative	73,142	38,691
Total selling, general and administrative	88,217	50,331

Total costs and expenses	170,123	112,234

Operating income	34,795	8,622

Other expense (income):
Interest expense	7,666	6,757
Loss on extinguishment of debt	9,153	—
Other income	(2,387)	(3,603)
Total other expense	14,432	3,154

Net income before taxes	$20,363	$5,468
Income tax expense	(586)	(408)
Net income	$19,777	$5,060

Net income per common share:
Basic	$0.14	$0.03
Diluted	$0.12	$0.03

Weighted-average shares of common stock outstanding
Basic	144,439,370	146,677,783
Diluted	160,062,326	162,769,202

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2025	156,204,159	$156	$1,760,396	367,903	$(8,994)	$(1,529,194)	$222,364
Issuance of common stock in connection with exercise of options	5,000	*	20	—	—	—	21
Issuance of restricted stock	2,547,179	2	(2)	—	—	—	—
Forfeiture of restricted stock	(20,052)	*	*	—	—	—	—
Purchase of Treasury Stock	—	—	—	199,695	(6,123)	—	(6,123)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	15,967	—	—	—	15,967
Net income	—	—	—	—	—	5,060	5,060
Balance at March 31, 2025	158,736,286	$159	$1,776,381	567,598	$(15,117)	$(1,524,134)	$237,289

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2026	158,849,596	$159	$1,830,110	3,543,643	$(100,234)	$(1,082,015)	$648,020
Issuance of common stock in connection with exercise of options	131,000	*	763	—	—	—	763
Issuance of restricted stock	1,047,977	1	(1)	—	—	—	—
Forfeiture of restricted stock	(63,148)	*	*	—	—	—	—
Purchase of Treasury Stock	—	—	—	3,327,903	(99,992)	—	(99,992)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	14,563	—	—	—	14,563
Net income				—	—	19,777	19,777
Balance at March 31, 2026	159,965,425	$160	$1,845,435	6,871,546	$(200,226)	$(1,062,238)	$583,131

*Amount less than one thousand dollars

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$19,777	$5,060
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	9,153	—
Stock-based compensation	19,950	14,972
Depreciation and amortization	32	8
Amortization of premium (discount) on investment securities	(367)	(1,336)
Amortization of debt issuance costs	285	304
Amortization of leasehold interest	48	48
Deferred income taxes	3,864	—
Noncash change in lease liability and right of use asset	573	453
Change in fair value of equity investments	(1,534)	104
Change in fair value of notes payable	88	213
Changes in assets and liabilities:
Increase in inventory	(13,275)	(46,305)
Decrease (increase) in other current assets	10,661	(4,627)
Increase in accounts receivable	(86,418)	(60,936)
(Decrease) increase in income taxes payable	(6,718)	408
Increase in accounts payable and accrued expenses	34,016	65,177
Decrease in lease liabilities	(424)	(543)
Decrease in other current liabilities	(1,617)	(1,855)
(Decrease) increase in deferred revenue	(5,988)	140
Net cash used in operating activities	(17,894)	(28,715)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of held-to-maturity securities	11,250	80,400
Investment in held-to-maturity securities	(21,063)	(92,059)
Purchases of equity investments	—	(1,250)
Purchases of property, plant and equipment	(51)	(25)
Net cash used in investing activities	(9,864)	(12,934)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan payable	(255,000)	—
Proceeds from exercise of options	763	21
Proceeds from debt financings, net of debt discount costs	747,656	—
Financing costs paid	(2,598)	—
Purchase of treasury stock	(99,992)	(6,123)
Net cash provided by (used in) financing activities	390,829	(6,102)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	363,071	(47,751)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	80,490	181,192

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$443,561	$133,441

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$442,209	$132,139
Restricted cash	1,352	1,302
Total cash, cash equivalents and restricted cash	$443,561	$133,441

Cash paid for:
Interest	$2,385	$6,143
Income taxes	$3,439	$—

NONCASH TRANSACTIONS
Reduction of lease liability and right-of-use asset due to lease modification	$1,126	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The accompanying condensed balance sheet as of  December 31, 2025 has been derived from these statements. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Liquidity and Capital Resources

Although the Company has recently achieved profitability, the Company has incurred substantial operating losses since its inception and may continue to experience fluctuations in operating results. Despite the commercialization of BRIUMVI and the potential future commercialization of other product candidates, there can be no assurance that the Company will maintain profitability on an ongoing basis.

For the three months ended March 31, 2026, the Company generated revenue of $204.9 million. The Company’s operating results and cash flows have fluctuated in the past and may continue to vary significantly from period to period. The Company will need to generate substantial revenues to sustain profitability and positive cash flow over the long term. Historically, the Company’s operating losses have been driven primarily by expenses related to research and development programs and selling, general and administrative costs associated with its operations and commercialization activities to date.

As of March 31, 2026, the Company’s accumulated deficit was approximately $1.1 billion, and the Company had $572.8 million in cash and cash equivalents, and investment securities, excluding equity investments. Based on its current operating plan and results, the Company anticipates that its existing cash, cash equivalents, and investment securities, together with projected future revenues, will be sufficient to fund operations and meet its liquidity needs for more than twelve months after the date of filing of this Quarterly Report on Form 10-Q.

The actual level of cash required for operations will depend on numerous factors, including, among others, the scope of commercialization activities for BRIUMVI, the timing of collection of receivables from the Company’s customers on extended payment terms, the timing and design of clinical trials for the Company’s product candidates, and the costs associated with licensing or acquiring new product candidates. The Company  may seek significant additional financing in the future to support strategic initiatives and its ongoing and planned operations.

The Company’s common stock is listed on the Nasdaq Capital Market under the symbol “TGTX.”

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company maintains its cash and cash equivalents and investments with high-credit quality financial institutions. At times, such amounts may exceed federally-insured limits, and the Company monitors the creditworthiness of these institutions on an ongoing basis. We are also potentially subject to concentrations of credit risk in our accounts receivable with respect to amounts owed by a limited number of entities comprising our customer base. Our exposure to credit losses is low, however, owing largely to the credit quality of our distributors.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 - Organization and Summary of Significant Accounting Policies to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, except as updated herein or as it relates to revenue recognition, accounts receivable, inventory, cost of revenue, income taxes, equity securities, and the adoption of new accounting standards during the three months ended March 31, 2026. Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

At contract inception, the Company assesses the goods or services promised within each contract and determines which promised good or service is distinct and therefore considered a performance obligation. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

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

These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is expected to be settled with a credit against the Company’s customer account) or a liability (if the amount is expected to be settled with a cash payment). The Company’s estimates of reserves for variable consideration are calculated using the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. These estimates reflect the Company’s current contractual requirements, customer channel mix, changes to product price, government pricing calculations, and industry data. The amount of variable consideration included in the transaction price may be subject to constraint and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration received may ultimately differ from the Company’s estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment.

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

Co-Payment Assistance Programs: Co-payment assistance is provided to qualified patients with commercial insurance, whereby the Company may provide financial assistance to patients with prescription drug co-payments required by the patient’s insurance provider. Reserves for co-payment assistance are recorded in the same period the related revenue is recognized.

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

Milestone payments: Contingent milestones at contract inception are estimated at the amount which is not probable of a material reversal and included in the transaction price using the most likely amount method. Milestone payments that are not within the Company’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received, and therefore the variable consideration is constrained. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, and the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each reporting period, the Company re-evaluates the probability of achieving development or sales-based milestone payments that may not be subject to a material reversal and, if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which may affect license and other revenue, as well as earnings, in the period of adjustment.

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

Accounts Receivable

In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns, and chargebacks. The Company’s standard payment terms for invoiced amounts typically range between 30 – 60 days, however, extended payment terms have been offered during the BRIUMVI commercial launch. The extended payment terms are meant to align with the timing of reimbursement by government and commercial payers and have not adversely affected the collectability of accounts receivable.

In addition, the Company does not adjust accounts receivable for the effects of financing, as the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. The Company analyzes accounts that are past due for collectability and regularly evaluates the creditworthiness of its customers so that it can properly assess and respond to changes in their credit profiles. As of March 31, 2026, the Company determined that an allowance for expected credit losses related to outstanding accounts receivable was not required because outstanding receivables were due from large, established, credit-worthy customers.

Cost of Revenue

Cost of revenue consists primarily of royalties owed to the Company’s licensing partner for BRIUMVI sales, third-party manufacturing costs, distribution, and overhead. Cost of revenue may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. All manufacturing costs incurred to produce BRIUMVI prior to the approval of BRIUMVI by the FDA were expensed to research and development and therefore are not reflected in the cost of revenue. Therefore, a portion of costs incurred to produce BRIUMVI that were sold through the middle of the quarter ended March 31, 2025 had previously been expensed as research and development and are not reflected in the Company’s cost of revenue. Costs related to providing regulatory support and development services to the Company’s ex-U.S. commercialization partner, Neuraxpharm, are included in the Company’s cost of revenue.

Inventory

Inventories are stated at the lower of cost or estimated net realizable value, with cost based on the first-in-first-out method (FIFO). The Company classifies inventory costs as non-current inventory in its consolidated balance sheets, when the Company expects to utilize the inventory beyond its normal operating cycle. Prior to regulatory approval, the Company expenses costs relating to the production of inventory as research and development expense in the period incurred. Following regulatory approval, costs to manufacture those approved products are capitalized. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in clinical trials. Prior to the approval of BRIUMVI, all manufacturing and other potential costs related to the commercial launch of BRIUMVI were expensed to research and development in the period incurred.

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

The Company, and its subsidiaries, file income tax returns in the U.S. federal jurisdiction and in various states. The Company has tax net operating loss carryforwards that are subject to examination for a number of years beyond the year in which they were generated for tax purposes. Since a portion of these net operating loss carryforwards  may be utilized in the future, many of these net operating loss carryforwards will remain subject to examination. The Company recognizes interest and penalties related to uncertain income tax positions in income tax expense. Refer to Note 10 – Income Taxes for further information.

Stock-Based Compensation

Stock-based compensation costs related to equity awards granted to employees and non-employees are measured at the date of grant based on the fair value of the award. Equity-classified awards are measured at grant-date fair value and recognized as compensation expense over the requisite service period.

The Company estimates the grant-date fair value of stock options using the Black-Scholes option-pricing model. Awards with market conditions are valued using a Monte Carlo simulation or other appropriate valuation techniques, with the impact of the market condition reflected in the grant-date fair value. The fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of grant.

Compensation expense for time-based awards is recognized on a straight-line basis over the requisite service period. For awards with performance conditions, compensation expense is recognized when it is probable that the performance condition will be achieved. For awards with market conditions, compensation expense is recognized over the derived service period, regardless of whether the market condition is ultimately satisfied. The Company accounts for forfeitures as they occur.

The Company also grants stock tracking units (STUs), which are liability-classified awards that are economically similar to phantom stock. STUs are remeasured at fair value at each reporting date, with changes in fair value recognized as compensation expense in the consolidated statements of operations. Compensation expense for STUs is recognized over the requisite service period, and the related liability is recorded within accrued compensation on the consolidated balance sheet until settlement.

All compensation expense related to these awards is recorded within stock-based compensation expense in the consolidated statements of operations.

Equity Securities

The Company’s equity securities consist of the common stock of Precision BioSciences, Inc. (Precision). Equity securities are recognized at their fair value in accordance with ASC 321, Investments – Equity Securities. Forward contracts to purchase equity securities that do not qualify as derivatives under ASC 815 are accounted for in accordance with ASC 321. These forward contracts are recorded at fair value at the balance sheet date. See Note 5 - Fair Value Measures for further details.

Net Income Per Common Share

Basic net income per share of the Company’s common stock is calculated by dividing net income applicable to the common stock by the weighted-average number of shares of the Company’s common stock outstanding for the period. Diluted net income per share of common stock reflects the effect of potential common shares from the assumed exercise or conversion of securities such as warrants, stock options, and restricted stock, to the extent they are dilutive. For all periods presented, the Company reported net income in the condensed consolidated statements of operations and, accordingly, present the dilutive effect of potential common shares in the computation of diluted earnings per share, as shown in the table below.

The following table summarizes the Company’s potentially dilutive securities at March 31, 2026 and 2025:

	As of
	March 31,
	2026	2025
Unvested restricted stock	11,360,541	11,439,016
Options	4,073,816	4,465,216
Warrants	165,214	165,214
Shares issuable upon note conversion	23,385	21,973
Total	15,622,956	16,091,419

The computation of basic and diluted EPS is as follows:

	Three months ended
	March 31,
(in thousands, except share and per share data)	2026	2025
Net income	19,777	5,060
Weighted-average common shares outstanding	144,439,370	146,677,783
Dilutive effect of potential common shares	15,622,956	16,091,419
Weighted-average common shares outstanding assuming dilution	160,062,326	162,769,202

Net income per share - basic	0.14	0.03
Net income per share - diluted	0.12	0.03

Segment Reporting

Operating segments are defined as components of an enterprise that engage in business activities from which it  may recognize revenues and incur expenses, and for which discrete financial information is available and is evaluated regularly by the chief operating decision maker (CODM) to allocate resources and assess performance.

The Company operates as a single reportable segment, focused on B-cell mediated disease therapy, which includes all activities related to the development and commercialization of novel treatments, including BRIUMVI, to address unmet medical needs and improve the lives of patients. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s CODM, which is its chief executive officer, who evaluates financial results and operating metrics, specifically consolidated net income, for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets reported to the CODM corresponds to the total assets presented on the Company’s condensed consolidated balance sheet as total assets.

NOTE 2 - REVENUE

As discussed in Note 1 - Organization and Summary of Significant Accounting Policies, revenues are recognized under guidance within ASC 606. The following table presents the Company’s disaggregated revenue for the periods presented (in thousands):

	Three months ended March 31,
	2026	2025
Total product revenue, net	$201,308	$119,655
License, milestone, royalty and other revenue	3,610	1,201
Total Revenue	$204,918	$120,856

Product Revenue, net

For the three months ended March 31, 2026, product revenue consists of U.S. sales of BRIUMVI, of $194.8 million. Also included in product revenue for the three months ended March 31, 2026 are sales of BRIUMVI to the Company’s ex-U.S. licensing partner, Neuraxpharm, of $6.5 million.

As of March 31, 2026, gross-to-net accruals of approximately $27.2 million and $59.0 million are included on the condensed consolidated balance sheets within accounts receivable, net, and accounts payable and accrued expenses, respectively. As of March 31, 2025, gross-to-net accruals of approximately $13.4 million and $28.1 million are included on the condensed consolidated balance sheets within accounts receivable, net, and accounts payable and accrued expenses, respectively.

The Company primarily sells BRIUMVI through specialty distributors. The following table summarizes the customers that represent 10% or more of gross product revenue for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Customer 1	42%	39%
Customer 2	27%	34%
Customer 3	20%	16%
Customer 4	9%	11%

The following table summarizes the customers with amounts due that represent 10% or more of the accounts receivable associated with the Company’s product sales as of  March 31, 2026 and  December 31, 2025:

	March 31, 2026	December 31, 2025
Customer 1	38%	38%
Customer 2	19%	18%
Customer 3	28%	27%
Customer 4	13%	15%

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

NOTE 3 - INVESTMENT SECURITIES

The Company’s investment securities as of March 31, 2026 and December 31, 2025 primarily consist of government debt securities that are classified as held-to-maturity. Held-to-maturity securities are recorded at amortized cost.

The following tables summarize the Company’s held-to-maturity securities at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term obligations of domestic governmental agencies (maturing between April 2026 and March 2027) (held-to-maturity)	$72,221	$63	$(11)	$72,273
Long-term obligations of domestic governmental agencies (maturing between April 2027 and March 2028) (held-to-maturity)	58,405	32	(131)	58,306
Total held-to-maturity investment securities	$130,626	$95	$(142)	$130,579

	December 31, 2025
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term obligations of domestic governmental agencies (maturing between January 2026 and December 2026) (held-to-maturity)	$62,822	$130	$—	$62,952
Long-term obligations of domestic governmental agencies (maturing between January 2027 and November 2027) (held-to-maturity)	57,541	201	—	57,742
Total held-to-maturity investment securities	$120,363	$331	$—	$120,694

Included in long-term investments on the condensed consolidated balance sheet, are equity securities held in connection with the Precision License Agreement. See Note 5 – Fair Value Measurements for a description of the Precision License Agreement and for further information on the Company’s equity investments.

NOTE 4 - INVENTORY

The following table presents the Company’s inventory as of March 31, 2026 and  December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Raw Materials	$17,735	$12,960
Work in Process	115,309	112,397
Finished Goods	28,502	22,089
Inventory, gross	161,546	147,446
Inventory Reserve	(6,171)	(6,171)
Inventory, net	$155,375	$141,275

Reported As:
Inventory	129,029	$125,586
Non-current Inventory	26,346	15,689
Total Inventory	$155,375	$141,275

Inventory is stated at the lower of cost or net realizable value and consists of raw materials, work-in-process and finished goods. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Inventory that is used for clinical development purposes is expensed to research and development in the period in which it is consumed.

On  March 31, 2026, the Company’s inventory was solely related to BRIUMVI. The work in process materials consist primarily of bulk drug substance, which has a multi-year shelf life. When the bulk drug substance is manufactured into BRIUMVI finished goods, those finished goods have a shelf life of three years from the date of manufacture. The Company expects to sell finished goods at least twelve months prior to expiration. A portion of inventory will be utilized beyond our normal operating cycle. Therefore, at March 31, 2026, $26.3 million of inventory comprised predominantly of raw materials and work in process drug substance is classified as Non-current Inventory.

On a quarterly basis, the Company analyzes its inventory levels for excess quantities and obsolescence (expiration) by considering factors such as historical and anticipated future sales relative to quantities on hand and the remaining shelf-life. On  March 31, 2026, the Company determined that a reserve related to BRIUMVI inventory for excess quantities and obsolescence was not required. In addition, since FDA approval of BRIUMVI, the Company has not recognized any inventory write downs.

The inventory reserve on  March 31, 2026 and  December 31, 2025 was $6.2 million. This reserve relates to a potential manufacturing deviation affecting one batch of bulk drug substance identified by the Company. During the quarter ended  December 31, 2025, the Company recorded the inventory reserve related to this matter in accordance with ASC 450-20 as management had determined that a loss was both probable and could be reasonably estimated.

The United States and other countries have recently imposed, and may continue to impose, new tariffs. Tariffs are an inventoriable cost, and the Company’s sole supplier of bulk drug substance is located outside of the U.S. While the tariffs imposed to date have not had a material effect on the Company’s business or results of operations, the Company continues to evaluate their potential impact on its business and results of operations going forward.

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

Equity Investments and Forward Contract Liabilities

In January 2024, the Company and its wholly-owned subsidiary, TG Cell Therapy, Inc. (TG Cell), entered into a License Agreement (the Precision License Agreement) with Precision. Under the Precision License Agreement, Precision granted the Company certain exclusive and non-exclusive license rights to develop, manufacture, and commercialize Precision’s allogeneic CAR T therapy, azer-cel, for the treatment of autoimmune and other non-oncology diseases and conditions.

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

On January 7, 2025, the Company made a one-time payment to Precision equal to $2.5 million (the Deferred Precision Stock Payment), as an equity investment, for the purchase of 220,712 shares of Precision common stock calculated by dividing the Deferred Precision Stock Payment by 200% of the weighted average share price of the Precision common stock for the thirty (30) trading days preceding the payment date. The Deferred Precision Stock Payment, which had previously been classified as a forward contract liability in Other Current Liabilities as of December 31, 2024, was then reclassed to equity investments at its fair market value of $1.4 million on the date the payment was made to Precision.

On  February 23, 2026,  the Company achieved Milestone Event 1 (as defined in the Precision License Agreement) and made a one-time payment to Precision equal to $7.5 million comprised of (i) $5.25 million in cash and (ii) $2.25 million (the Milestone 1 Stock Payment), as an equity investment, for the purchase of 201,504 shares of Precision’s common stock calculated by dividing the Deferred Precision Stock Payment by 200% of the weighted average share price of the Precision common stock for the thirty (30) trading days preceding the payment date. The Milestone 1 Stock Payment, which was classified as a forward contract liability in Other Current Liabilities as of  December 31, 2025, was reclassed to equity investments at its fair market value of $0.8 million on the date the payment was made to Precision. The shares purchased with the Milestone 1 Stock Payment, the Upfront Precision Stock Payment and the Deferred Precision Stock Payment and are collectively known as the Precision Shares. All Precision Shares are recognized at fair market value as of March 31, 2026, and are classified as an equity investment and included within long-term investments on the condensed consolidated balance sheet as of March 31, 2026.

The Company has $15.5 million aggregate principal amount of 5% convertible notes outstanding, which are convertible at the option of the holder into common stock at a conversion price of $1,125 per share. The Company does not have a cash repayment obligation associated with these notes. The notes are classified within other current liabilities on the Company’s consolidated balance sheet as of March 31, 2026.

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts receivable, accounts payable and loan payable. As of March 31, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, accounts receivable, and loan and interest payable approximate their carrying value. The carrying value of the loan payable on the Company’s balance sheet is estimated to approximate its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics.

The Company’s equity investments classified as Level 1 were valued using their respective closing stock prices on the Nasdaq Stock Market, which represent unadjusted quoted prices in active markets for identical instruments. The Company did not experience any transfers of financial instruments between the fair value hierarchy levels during the three months ended  March 31, 2026.

The Company’s forward contract liabilities classified as Level 2 were valued using Precision’s closing stock price on the Nasdaq Stock Market as of March 31, 2026.

The Company’s Level 3 instrument amounts represent the fair value of the convertible notes and related accrued interest, as certain inputs to determine fair value were unobservable.

The following tables provide the fair value measurements of applicable financial assets and liabilities as of March 31, 2026 and December 31, 2025:

	Financial assets and liabilities at fair value as of March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total

Equity Investments	$2,858	$—	$—	$2,858
Total Assets	$2,858	$—	$—	$2,858

Forward Contract Liabilities	$—	$—	$—	$—
Convertible notes	—	—	777	777
Total Liabilities	$—	$—	$777	$777

	Financial assets and liabilities at fair value as of December 31, 2025
	Level 1	Level 2	Level 3	Total

Equity Investments	$1,323	$—	$—	$1,323
Total Assets	$1,323	$—	$—	$1,323

Forward Contract Liabilities	$—	$1,412	$—	$1,412
Convertible notes	—	—	689	689
Total Liabilities	$—	$1,412	$689	$2,101

The change in the fair value of the Level 1 assets and Level 2 and Level 3 liabilities is recognized in other (income) expense in the accompanying condensed consolidated statements of operations.

NOTE 6 - STOCK BASED COMPENSATION

Preferred Stock

The Company’s amended and restated certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, $0.001 par value, with rights senior to those of the Company’s common stock, issuable in one or more series. Upon issuance, the Company may determine the rights, preferences, privileges and restrictions thereof. These rights, preferences, and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock.

Common Stock

The Company amended and restated certificate of incorporation authorizes the issuance of up to 190,000,000 shares of $0.001 par value common stock.

On August 8, 2025, the Company filed an automatic “shelf registration” statement on Form S-3 (the 2025 WKSI Shelf) as a “well-known" issuer” (WKSI) as defined in Rule 405 under the Securities Act of 1933, as amended. The 2025 WKSI Shelf was declared effective upon filing and registers an unlimited amount of debt securities, equity securities, or other securities that the Company  may issue and sell from time to time. Accordingly, the 2022 ATM with Cantor Fitzgerald & Co. and B. Riley Securities, Inc. has expired. The Company  may offer and sell securities registered under the 2025 WKSI Shelf in one or more offerings, from time to time, depending on market conditions and its capital needs. The Company  may also file additional registration statements in the future to maintain financing flexibility in support of its operations.

Share Repurchase Program and Treasury Stock

In  August 2024, the Company’s Board of Directors (the Board) authorized a share repurchase program (the Prior Share Repurchase Program) pursuant to which the Company could repurchase up to $100 million of its outstanding common stock. In  September 2025, the Company announced the completion of the Prior Share Repurchase Program. Under the Prior Share Repurchase Program, the Company repurchased an aggregate of 3,502,334 shares of common stock at an average price of $28.55 per share.

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

In March 2026, the Board authorized and approved an increase to the 2025 Share Repurchase Program from $100 million to $300 million. As of March 31, 2026, the Company had repurchased approximately $100.0 million of common stock under the 2025 Share Repurchase Program at an average price of $30.44 per share.

As of March 31, 2026, 6,871,546 shares of common stock are being held in Treasury, at a cost of approximately $200.2 million, representing the fair market value on the date the shares were surrendered to the Company, mainly as part of the Prior Share Repurchase Program and the 2025 Share Repurchase Program.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the 2012 Incentive Plan) was approved by stockholders in  June 2020. As of  March 31, 2026, 2,976,163 shares of restricted stock and 1,867,316 options were outstanding, and no additional shares were available to be issued under the 2012 Incentive Plan.

The TG Therapeutics, Inc. 2022 Incentive Plan (the 2022 Incentive Plan) was approved by stockholders in  June 2022 with 17,000,000 shares available to be issued, and was amended to increase the shares available to be issued from 17,000,000 to 22,000,000 in June 2025 (the 2022 Incentive Plan Amendment). As of  March 31, 2026, 8,348,409 shares of restricted stock and 2,206,500 options were outstanding, and up to an additional 5,665,320 shares were available to be issued under the 2022 Incentive Plan. The 2022 Incentive Plan is currently the Company’s only active incentive plan. The Company’s equity incentive plan includes both equity and liability-classified awards granted to employees and directors.

Restricted Stock

The following table summarizes the activity for restricted stock for the three months ended March 31, 2026 and 2025:

	Restricted Stock
	March 31,	March 31,
	2026	2025
Restricted stock awards outstanding, beginning of year	12,011,881	11,843,586
Changes during the year:
Granted	1,047,977	2,547,179
Vested	(1,636,138)	(1,431,666)
Expired or Forfeited	(63,148)	(20,052)
Restricted stock awards outstanding, end of period	11,360,572	12,939,047

Total stock-based compensation expense related to restricted stock grants was $13.8 million and $14.6 million for the  three months ended March 31, 2026 and 2025, respectively, net of $0.6 million and $1.0 million of expense capitalized into inventory during the respective periods.

As of March 31, 2026, the Company had approximately $42.0 million of total unrecognized compensation expense related to unvested time-based restricted stock, expected to be recognized over a weighted-average period of  2.7 years.

As of  March 31, 2026, the Company had approximately  $21.2 million of total unrecognized compensation expense related to unvested milestone-based restricted stock, expected to be recognized over a weighted-average period of 0.2 years and approximately $52.3 million related to restricted stock with market conditions, expected to be recognized over a weighted-average period of  2.9 years.

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

Stock Tracking Units (STUs)

The Company grants stock tracking units (STUs), which are equity-linked compensation awards granted under the TG Therapeutics, Inc. 2022 Incentive Plan. Each STU represents the right to receive the value of one share of the Company’s common stock, either in cash or, for certain awards, in shares of stock. STUs may be either time-based awards or performance-based awards.

STUs are accounted for as liability awards and are remeasured at fair value at each reporting date, with changes in fair value recognized as stock-based compensation expense in the condensed consolidated statements of operations. The fair value of STUs is based on the closing price of the Company’s common stock at each reporting date.

Compensation expense for STUs is recognized over the requisite service period. For STUs with performance conditions, expense is recognized when it is probable that the performance condition will be achieved. The related liability is recorded within accrued compensation and is adjusted each reporting period until settlement.

As of March 31, 2026, the Company had approximately 1,787,910 STUs outstanding. Stock-based compensation expense related to STUs was $6.2 million for the three months ended March 31, 2026. As of March 31, 2026, the Company had approximately $53.2 million of unrecognized compensation expense related to unvested STUs, expected to be recognized over a weighted-average period of 4.0 years.

Stock Options:

The following table summarizes the activity for stock options for the three months ended March 31, 2026 and 2025:

	Stock Options
	March 31,	March 31,
	2026	2025
Stock options outstanding, beginning of year	4,204,816	4,470,216
Changes during the year:
Granted	—	—
Exercised	(131,000)	(5,000)
Expired or Forfeited	—	—
Stock options outstanding, end of period	4,073,816	4,465,216

Total stock-based compensation expense associated with stock options was approximately $0.2 million and $0.4 million during the three months ended March 31, 2026 and 2025, respectively. As of  March 31, 2026, there was approximately $0.2 million of total unrecognized compensation cost related to unvested time-based stock options, which is expected to be recognized over a weighted-average period of 0.3 years. As of  March 31, 2026, stock options outstanding include options granted to both employees and non-employees which are both time-based and milestone-based. Stock-based compensation for milestone-based options will be recorded if and when a milestone becomes probable.

Warrants

As of March 31, 2026, the Company had outstanding warrants issued to Hercules Capital, Inc. (Hercules) to purchase 115,042 and 50,172 shares of its common stock with exercise prices of $17.95 and $14.70, respectively. The warrants were issued in connection with the Company’s prior loan agreement with Hercules, which has been repaid and terminated. These Warrants shall be exercisable for seven years from their date of issuance, and will expire on  December 30, 2028 and March 31, 2030, respectively.

NOTE 7 - LOAN PAYABLE

On August 2, 2024 (the Closing Date), the Company entered into a term loan facility of $250 million (the Initial Term Loan) with Blue Owl Capital Corporation, as administrative agent (the Administrative Agent), HealthCare Royalty (HCR) and Blue Owl Capital under the Financing Agreement (as defined below) to repay all outstanding principal and accrued interest and fees under our prior loan agreement with Hercules.

The Initial Term Loan is governed by a financing agreement (the Financing Agreement), which provides for (i) a single draw of the Initial Term Loan, which was funded on August 2, 2024, and (ii) an uncommitted additional facility in an aggregate principal amount of up to $100 million. The Initial Term Loan will mature on  August 2, 2029 (the Term Loan Maturity Date). The Initial Term Loan accrues interest at a per annum rate of interest equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the prime rate published by the Wall Street Journal, (2) the federal funds effective rate plus 0.50% and (3) Term SOFR (as defined in the Financing Agreement), plus 1.00%.

On March 18, 2026 (the 2026 Closing Date), the Company entered into a First Amendment to the Financing Agreement (the First Amendment) to repay in full the Initial Term Loan and enter into a new term loan facility of $750 million (the 2026 Term Loan) with Blue Owl Capital. The 2026 Term Loan will mature on March 18, 2031 (the Term Loan Maturity Date). The 2026 Term Loan accrues interest at a per annum rate equal to an applicable margin plus (a) a base rate determined by reference to the highest of (1) the prime rate published by The Wall Street Journal, (2) the federal funds effective rate plus 0.50%, (3) Term SOFR plus 1.00% and (4) 2.00% or (b) Term SOFR, which shall be no less than 1.00%. The applicable margin is determined on a quarterly basis by reference to a pricing grid based on the Total Net Leverage Ratio (as defined in the First Amendment) for the most recently completed four consecutive fiscal quarters. The pricing grid commences at 4.75% for SOFR borrowings and 3.75% for base rate borrowings and is subject to a 25 basis point step-down upon achievement of a specified leverage threshold.

The 2026 Term Loan requires scheduled quarterly amortization payments commencing with the fiscal quarter ending March 31, 2030, in an amount equal to $37.5 million, with the balance due and payable on the Term Loan Maturity Date; provided that such amortization payments may be deferred upon the achievement of a Total Net Leverage Ratio that is less than or equal to an agreed threshold.

The 2026 Term Loan is secured by a lien on substantially all of the assets of the Company and certain subsidiaries of the Company as guarantors and contains customary covenants and representations. As of  March 31, 2026, the Company was in compliance with all financial covenants.

The events of default under the Financing Agreement are customary for financings of this type. If an event of default occurs, Blue Owl Capital is entitled to take enforcement action, including acceleration of amounts due under the Financing Agreement. In connection with the 2026 Term Loan, the Company incurred additional third-party fees, which were capitalized as debt issuance costs and are being amortized over the term of the loan.

The Company evaluated the refinancing of the Initial Term Loan in connection with the First Amendment under ASC 470-50, Debt – Modifications and Extinguishments. The Company determined that the First Amendment represents a refinancing transaction resulting in extinguishment accounting for the Initial Term Loan held by Blue Owl Capital and HCR, which was repaid in full, including applicable prepayment premiums and accrued interest. As a result, the Company recorded a loss on extinguishment of debt of approximately $9.2 million in the Company’s statement of operations for the three months ended March 31, 2026, representing the write-off of a portion of unamortized debt issuance costs, unamortized debt discount costs, and the prepayment premiums associated with the extinguished portion.

The Company incurred total financing and upfront costs of $4.9 million related to the 2026 Term Loan, which are recorded as debt issuance costs and debt discount costs and as an offset to loan payable on the Company’s consolidated balance sheet. The debt issuance and debt discount costs are being amortized over the term of the debt using the straight-line method, and will be included in interest expense in the Company’s condensed consolidated statements of operations. Amortization of debt issuance and debt discount costs was $0.3 million for the three months ended March 31, 2026, and $0.3 million for the three months ended March 31, 2025. At March 31, 2026, the remaining unamortized balance of debt issuance and discount costs was approximately $4.9 million.

The loan payable balance of the Initial Term Loan as of March 31, 2026, and  December 31, 2025 is as follows:

	The Initial Term Loan
	March 31,	December 31,
(in thousands)	2026	2025
Loan payable	$250,000	$250,000
Add: Accreted Liability of final payment fee	—	—
	250,000	250,000
Less: unamortized debt issuance and debt discount costs	—	(4,355)
	250,000	245,645
Less: principal payments	(250,000)	—
Total loan payable	—	245,645
Less: current portion	—	—
Loan payable non-current	$—	$245,645

The loan payable balance of the 2026 Term Loan as of  March 31, 2026, is as follows:

2026 Term Loan
March 31,
(in thousands)	2026
Loan payable	$750,000
Add: Accreted Liability of final payment fee	—
750,000
Less: unamortized debt issuance and debt discount costs	(4,860)
745,140
Less: principal payments	—
Total loan payable	745,140
Less: current portion	—
Loan payable non-current	$745,140

NOTE 8 - LEASES

In October 2014, the Company entered into an agreement (the Office Agreement) with Fortress Biotech, Inc. (FBIO) to occupy a portion of the approximately 24,000 square feet of office space in New York City leased by FBIO. The Office Agreement requires the Company to pay its proportionate share of rent and other costs associated with the underlying lease. In connection with the Office Agreement, the Company pledged $1.3 million to secure a line of credit as a security deposit, which is recorded as restricted cash in the accompanying condensed consolidated balance sheets. The Office Agreement is being treated as a related party transaction.

In February 2026, FBIO entered into a sublease agreement with a third party for substantially all of the office space subject to the Office Agreement. Concurrently, the Company and FBIO amended the Office Agreement to reduce the Company’s share of rent and other costs for the remaining lease term. The Company evaluated the amendment and determined that it represents a lease modification under ASC 842, Leases. As a result of the modification, the Company remeasured its operating lease liability with a corresponding adjustment to the related right-of-use asset. The remeasurement resulted in a reduction of both the operating lease liability and right-of-use asset of approximately $1.1 million as of March 31, 2026.

The Company remains obligated under the Office Agreement for its proportionate share of rent and related costs through the expiration of the lease term and may be required to fund its share of any shortfall between the head lease obligations and sublease income. The modification is expected to reduce the Company’s lease expense prospectively.

In March 2026, the Company finalized an approximately five-year lease for office space in New York City (the Gansevoort Lease). The Company estimates an average annual rental obligation of approximately $0.4 million under the Gansevoort Lease. The Company took possession of this space in March 2026, with rental payments beginning in July 2026.

In October 2021, the Company finalized a five-year lease for office space in North Carolina (the NC Lease). The Company estimates an average annual rental obligation of $0.2 million under the NC Lease. The Company took possession of this space in  February 2022, with rental payments beginning in  April 2022. The Company incurred rental expense of less than $0.1 million for the three months ended March 31, 2026.

The present values of the Company’s lease liability and corresponding Right-of-Use (ROU) asset are $8.4 million and $6.5 million, respectively, as of March 31, 2026. The Company’s leases have remaining lease terms of one to six years. One lease has a renewal option to extend the lease for an additional term of five years. The following components of lease expense are included in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,
(in thousands)	2026	2025
Operating lease cost	$518	$504
Net lease cost	$518	$504

As of March 31, 2026, the weighted-average remaining operating lease term was 5 years and the weighted-average discount rate for operating leases was 8.36%. Cash paid for amounts included in the measurement of operating lease liabilities during the three months ended March 31, 2026 was $0.4 million. The balance sheet classification of lease liabilities was as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Liabilities
Lease liability current portion	$1,822	$1,044
Lease liability non-current	6,595	7,021
Total lease liability	$8,417	$8,065

As of March 31, 2026, the maturities of lease liabilities were as follows:

Operating
(in thousands)	leases
Remainder of 2026	$1,441
2027	1,965
2028	1,910
2029	1,940
2030	1,972
After 2031	1,288
Total lease payments	10,516
Less: interest	(2,099)
Present value of lease liabilities(*)	$8,417

(*)

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date and considering the term of the lease to determine the present value of lease payments. The Company used the incremental borrowing rate of 10.25% on February 28, 2019, for operating leases that commenced prior to that date through December 31, 2021. The Company used an incremental borrowing rate of 5.65% for the NC lease. The Company used an incremental borrowing rate of 8.4% for the modified Office Agreement operating lease.

NOTE 9 - LICENSE AGREEMENTS

BRIUMVI (Ublituximab)

In January 2012, the Company entered into an exclusive license agreement with LFB Biotechnologies, GTC Biotherapeutics and LFB/GTC LLC, all wholly-owned subsidiaries of LFB Group, relating to the development of ublituximab (the LFB License Agreement). Under the terms of the LFB License Agreement, the Company acquired the exclusive worldwide rights (exclusive of France/Belgium) for the development and commercialization of ublituximab. From the inception of the LFB License Agreement, the Company incurred expenses of approximately $31.0 million related to the achievement of certain milestones under the LFB License Agreement. These expenses are included in other research and development expenses in the accompanying condensed consolidated statements of operations. No further milestone payments remain payable under the LFB License Agreement.

LFB Group is eligible to receive royalty payments on net sales of ublituximab at a royalty rate that escalates from mid-single digits to high-single digits. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or fifteen years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party. During the three months ended March 31, 2026, the Company recorded $20.6 million related to the worldwide royalty due under the LFB License Agreement in cost of revenue. As of March 31, 2026, $20.6 million in royalties payable under the LFB License Agreement remains outstanding in accounts payable and accrued expenses.

Neuraxpharm Commercialization Agreement

In July 2023, the Company entered into the Commercialization Agreement with Neuraxpharm. The Company granted Neuraxpharm the exclusive right to commercialize BRIUMVI in certain territories outside the United States, Canada, and Mexico, the commercialization rights for which had been previously retained by the Company, thus, and excluding certain Asian countries subject to previously existing partnerships. Under the terms of the Commercialization Agreement, the Company received a one-time, non-refundable payment of $140.0 million upon contract execution and a $12.5 million milestone payment upon the first key market commercial launch in the EU. The Company is eligible to receive up to an additional $492.5 million in milestone-based payments upon achievement of certain launch and commercial milestones. In addition, the Company will receive tiered double-digit royalties on net product sales up to 30%. During the three months ended March 31, 2026, royalty revenue of $2.7 million was recognized.

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

As of March 31, 2026, the Company had $24.1 million of deferred revenue related to optional purchases for which the performance obligation had not been met. This includes $0.8 million recorded in accounts receivable, net for consideration the Company has an unconditional right to receive from Neuraxpharm under the Commercialization Agreement. The Company reevaluates the consideration received, and performance obligations satisfied, at the end of each reporting period. Such reevaluations  may result in a change to the amount of product revenue, net, recognized and deferred revenue.

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

Pursuant to the Precision License Agreement, the Company made an upfront payment to Precision of $7.5 million, consisting of (i) $5.25 million in cash and (ii) $2.25 million, as an equity investment, for the purchase of 2,920,816 shares of Precision’s common stock. In January 2025, the Company made a deferred payment of $2.5 million to Precision consisting of an equity investment in Precision’s common stock at a 100% premium to the 30-day volume-weighted average price (the 30-day VWAP) prior to purchase. In February 2026,  the Company achieved the Milestone Event 1 (as defined in the Precision License Agreement) and made a one-time payment to Precision equal to $7.5 million comprised of (i) $5.25 million in cash and (ii) $2.25 million (the Milestone 1 Stock Payment), as an equity investment, for the purchase of 201,504 shares of Precision’s common stock calculated by dividing the Deferred Precision Stock Payment by 200% of the weighted average share price of the Precision common stock for the thirty (30) trading days preceding the payment date.

Precision will be eligible to receive up to $286 million in additional milestone payments based on the achievement of certain clinical, regulatory, and commercial milestones. In addition, the Company is obligated to pay Precision high-single-digit to low-double-digit royalties on net sales of the licensed product on a country-by-country basis until the latest to occur of patent expiration, loss of regulatory exclusivity, and a period of ten years following the first commercial sale of the licensed product in such country. As of March 31, 2026, none of the remaining near-term clinical milestones have been achieved.

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

NOTE 10 - INCOME TAXES

For the three months ended March 31, 2026 and 2025, the Company recorded income tax expense of $0.6 million and income tax expense of $0.4 million, respectively. The effective tax rates for the three months ended March 31, 2026 and 2025, were 2.9% and 7.5%, respectively. For the three months ended March 31, 2026, the effective tax rate differs from the federal statutory rate primarily due to state income taxes, research and development tax credit, and stock based compensation. For the three months ended March 31, 2025, the effective tax rate differs from the federal statutory rate primarily due to state income taxes, research and development tax credit, and change in valuation allowance.

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

As of  September 30, 2025, based on the relevant weight of positive and negative evidence, including improved and sustained profitability trends as well as consideration of the Company's expected future taxable earnings, the Company concluded that it is more likely than not that its U.S. federal and certain state deferred tax assets are realizable. As such, the Company released $371.7 million of its valuation allowance associated with the U.S. federal and state deferred tax assets, except for those related to certain state net operating loss carryforwards. The Company continues to maintain a full or partial valuation allowance against certain state attributes as of  March 31, 2026, because the Company concluded it is not more likely than not to be realized, as the Company expects certain state attribute generation in future years to exceed its ability to use these deferred tax assets.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company contracts with various third parties to conduct certain activities including clinical operations and contract manufacturing, and for the clinical and commercial supply of BRIUMVI. Certain contracts contain non-cancellable features or require the Company to make binding forecasts for future purchases. As of  March 31, 2026, the Company had aggregate non-cancelable purchase commitments of $304.1 million, of which $102.3 million, $109.1 million, and $92.7 million are expected to be incurred in the years 2026, 2027 and 2028, respectively. These amounts do not represent the Company’s entire anticipated purchase requirements, as the amounts of such obligations will ultimately be dependent on the timing of future orders and the terms of the existing and future agreements, which cannot be reasonably estimated at this time.

Loan Payable

See Note 7  – Loan Payable for a detailed description of the Company’s loan agreement.

Leases

See Note 8  – Leases for a detailed description of the Company’s lease arrangements in New York and North Carolina.

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

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and the related footnotes thereto appearing elsewhere in this report, and in conjunction with management’s discussion and analysis and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

RECENT EVENTS

Subcutaneous BRIUMVI

In April 2026, we announced the Phase 3 trial evaluating subcutaneous BRIUMVI completed enrollment and topline data is expected around year-end 2026 or first quarter 2027.

Financial Update

In March 2026, we entered into a new five-year, $750 million senior secured credit facility with funds managed by Blue Owl Capital. As part of the transaction, we repaid our outstanding $250 million senior secured credit facility, resulting in a net raise of $500 million in non-dilutive capital. The new facility also provides for up to an additional $250 million of incremental capital, for a total facility size of up to $1 billion, available at the mutual discretion of TG and Blue Owl Capital. In connection with the new facility, our Board of Directors authorized an increase to our share repurchase program from $100 million to $300 million. Since the inception of the first share repurchase program in 2024, and as of April 30, 2026, we have repurchased a total of $200 million of common stock at an average price of $29.28 per share, of which $100 million was completed during the first quarter of 2026.

OUR PRODUCTS

We currently license worldwide development and commercial rights, subject to certain limited geographical restrictions, for all of our products under development. The following table summarizes the current clinical trial status for our lead drug candidates as of March 2026.

Clinical Drug Candidate: (molecular target)	Initial Target Disease	Stage/Status of Development
Ublituximab IV (anti-CD20 mAb)	RMS	APPROVED
Ublituximab IV Simplified Dosing Schedule	RMS	Phase 3 completed enrollment
Ublituximab Subcutaneous (anti-CD20 mAb)	RMS	Phase 3 completed enrollment
Azer-cel	Progressive Forms of Multiple Sclerosis	Phase 1 enrolling

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

●	On August 22, 2022, the full results from the ULTIMATE I & II trials were published in the New England Journal of Medicine.
●	On February 27, 2024, we announced the issuance of three additional patents by the United States Patent and Trademark Office (USPTO) for BRIUMVI, which extended patent protection through 2042.
●	In August 2025, we announced patient enrollment commenced into a randomized Phase 3 pivotal cohort to evaluate a consolidated Day 1 and Day 15 dosing regimen for IV BRIUMVI in the ongoing ENHANCE Phase 3b trial, and in October 2025 we announced the trial completed enrollment.
●	In February 2026, five-year data from the ongoing open label extension (OLE) of the Phase 3 ULTIMATE I and II studies published in JAMA Neurology.

U.S. Commercialization of BRIUMVI and Market Dynamics

BRIUMVI (ublituximab-xiiy), an anti-CD20 monoclonal antibody indicated for the treatment of adults with relapsing forms of multiple sclerosis (RMS), to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, was approved by the U.S. Food and Drug Administration (FDA) in December 2022 and commercially launched in the United States in January 2023. BRIUMVI is administered as a one-hour, twice per year infusion following the starting dose. Since launch, our commercialization efforts have focused on expanding prescriber awareness, increasing penetration across infusion centers and neurology practices, securing payer coverage, and supporting patient access within a competitive RMS treatment landscape.

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

Our net product revenue is subject to gross-to-net adjustments, including mandatory government discounts and rebates, contractual rebates and chargebacks, trade discounts and allowances (including cash discounts), product returns, distribution fees, and patient support programs. These adjustments are influenced by payer and site of care mix, coverage determinations, contracting dynamics, and patient assistance utilization, and may fluctuate from period to period. As our commercial footprint expands and payer contracting strategies evolve, the magnitude and variability of these adjustments may change.

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

BRIUMVI is now approved in the European Union, the United Kingdom, Switzerland, Australia, Kuwait, the United Arab Emirates, Israel, and Saudi Arabia.

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

In September 2025 we announced enrollment commenced in the Phase 3 pivotal program evaluating subcutaneous ublituximab. The Phase 3 pivotal program is a randomized, open label, parallel-group, multicenter study designed to evaluate the pharmacokinetics, pharmacodynamics, safety, radiological and clinical effects of subcutaneous ublituximab compared to IV BRIUMVI in adult participants with RMS. Participants will be randomized into one of three arms: 8-week regimen of subcutaneous ublituximab, 12-week regimen of subcutaneous ublituximab or the currently approved IV BRIUMVI dosing schedule. The primary endpoint of the trial is non inferior exposure of subcutaneous ublituximab compared to IV BRIUMVI with respect to area under the curve (AUC) at week 24. In April 2026, we announced the trial completed enrollment and topline data is expected around year-end 2026 or first quarter 2027.

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

For more information, please refer to our Annual Report on Form 10-K for the quarter and year ended December 31, 2025.

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

For the three months ended March 31, 2026, we generated revenue of $204.9 million. Historically, our operating losses have been driven primarily by expenses related to research and development programs and selling, general and administrative costs associated with our operations and commercialization activities to date. Our operating results and cash flows have fluctuated in the past and may continue to vary significantly from period to period. We will need to generate substantial revenues to sustain profitability and positive cash flow over the long term.

As of March 31, 2026, our accumulated deficit was approximately $1.1 billion, and we had $572.8 million in cash and cash equivalents, and investment securities, excluding equity investments. Based on our current operating plan and results, we anticipate that our existing cash, cash equivalents, and investment securities, together with projected future revenues, will be sufficient to fund operations and meet our liquidity needs for more than twelve months after the date of filing of this Quarterly Report on Form 10-Q.

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

In accordance with our policy to expense costs associated with the manufacture of our products prior to regulatory approval, a portion of the manufacturing costs incurred to produce BRIUMVI before its FDA approval in December 2022 were expensed to research and development. As a result, a portion of the BRIUMVI units recognized as revenue three months ended March 31, 2025 are not included in the cost of product revenue during those periods.

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

●	Manufacturing and scale-up costs, including costs associated with producing preclinical and clinical supply and performing process development and optimization activities. Prior to FDA approval of BRIUMVI, all manufacturing costs for ublituximab were expensed to R&D as incurred. Following approval, manufacturing costs related to commercial supply are capitalized as inventory;
●	Personnel and employee-related expenses, including salaries, benefits, travel and share-based compensation for employees engaged in research, clinical development, medical, regulatory and manufacturing-support functions;
●	Milestone, licensing and collaboration expenses, including upfront payments and milestone obligations incurred under in-license and collaboration agreements; and
●	Facility and other overhead costs that support research and development activities.

Selling, General, and Administrative (SG&A) Expenses (Other)

Our other selling, general and administrative expenses consist primarily of expenses related to the commercialization of our approved products and the expenses required to maintain and support a growing commercial organization. These expenses include:

●

Commercial operations costs, including salaries and related expenses, benefits, incentives, share-based compensation and travel for sales, marketing, and commercial development team, as well as promotional programs, marketing initiatives, medical affairs, and reimbursement support services related to BRIUMVI;

●	Corporate and administrative personnel costs, including salaries, benefits, travel and share-based compensation for executive, finance, accounting, business development, legal, human resources, and other administrative functions;
●	Professional fees, including legal services, patent-related costs associated with the protection and maintenance of our intellectual property and propriety technologies, accounting and audit services, consulting services, external legal advisors, and other external advisors supporting our operations;
●	Corporate infrastructure and facilities costs, including rent, utilities, insurance, information technology systems, and other overhead necessary for our day to day operations and to support our commercial and administrative activities;
●	Additional SG&A support functions, such as medical affairs, legal activities, market access, reimbursement operations, and compliance.

RESULTS OF OPERATIONS

The following table summarizes the results of operations for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,
(in thousands)	2026	2025	Change
Product revenue, net	$201,308	119,655	81,653
License, milestone, royalty and other revenue	3,610	1,201	2,409
Total Revenue	$204,918	$120,856	$84,062

Costs and expenses:
Cost of revenue	33,510	15,541	17,969
Research and development:
Stock-based compensation	4,875	3,331	1,544
Other research and development	43,521	43,031	490
Total research and development	48,396	46,362	2,034

General and administrative:
Stock-based compensation	15,075	11,640	3,435
Other selling, general and administrative	73,142	38,691	34,451
Total general and administrative	88,217	50,331	37,886

Total costs and expenses	170,123	112,234	57,889

Interest expense	7,666	6,757	909
Loss on extinguishment of debt	9,153	—	9,153
Other income	(2,387)	(3,603)	1,216
Total other expense	14,432	3,154	11,278

Net income before taxes	20,363	5,468	14,895
Income tax expense	(586)	(408)	(178)
Net income	$19,777	$5,060	$14,717

Product Revenue, Net. Product revenue, net was approximately $201.3 million for the three months ended March 31, 2026, compared to $119.7 million for the three months ended March 31, 2025. Product revenue, net for both the three months ended March 31, 2026 and March 31, 2025 consisted of net product sales of BRIUMVI in the United States of $194.8 million and $119.7 million, respectively. Also included in product revenue, net for the three months ended March 31, 2026 is sales of BRIUMVI to our ex-U.S. licensing partner, Neuraxpharm, of $6.5 million. The increase in product revenue, net is a result of greater market penetration of BRIUMVI in the United States and from commercial product sales supplied to Neuraxpharm under the Commercialization Agreement.

License, Milestone, Royalty and Other Revenue. License, milestone, royalty and other revenue was $3.6 million for the three months ended March 31, 2026 and $1.2 million for the three months ended March 31, 2025. License, milestone, royalty and other revenue for the three months ended March 31, 2026 is comprised of  $2.7 million of royalty revenue recognized under the Commercialization Agreement with Neuraxpharm and $0.9 million of consideration received for development and regulatory activities performed on behalf of Neuraxpharm in accordance with the Commercialization Agreement (see Note 2 – Revenue for more information).

Cost of Revenue. Cost of revenue for the three months ended March 31, 2026 was $33.5 million compared to approximately $15.5 million for the three months ended March 31, 2025. Cost of revenue for both the three months ended March 31, 2026 and March 31, 2025 consists primarily of royalties owed to our licensing partner for BRIUMVI sales, third-party manufacturing, distribution and overhead costs. A portion of the manufacturing costs of BRIUMVI sold during the quarter ending March 31, 2025 was expensed as research and development prior to the FDA approval of BRIUMVI and therefore it is not reflected in the cost of revenue. We depleted these inventories during the quarter ending March 31, 2025.

Stock-Based Compensation Expense (Research and Development). Stock-based compensation expense (research and development) related to equity incentive grants and liability-classified awards totaled $4.9 million for the three months ended March 31, 2026, as compared to $3.3 million during the comparable period ended March 31, 2025. The modest increase in stock-based compensation expense was primarily due to an increase in headcount and higher grant-date stock price at which awards were granted during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Other Research and Development Expense. Other research and development expense was $43.5 million for the three months ended March 31, 2026, as compared to $43.0 million during the three months ended March 31, 2025. The increase in research and development expense during the three months ended March 31, 2026 was primarily attributable to license and milestone expense in connection with the Precision License Agreement, as well as increased clinical trial related expenses pertaining to our clinical pipeline, and increased personnel costs during the period ended March 31, 2026. These increases were partially offset by lower manufacturing and development costs, in connection with our subcutaneous ublituximab development work incurred during the period ended March 31, 2026.

Stock-Based Compensation Expense (Selling, General and Administrative). Stock-based compensation expense (selling, general and administrative) related to equity incentive grants and liability-classified awards totaled $15.1 million for the three months ended March 31, 2026, as compared to $11.7 million during the comparable period ended March 31, 2025. The increase in stock-based compensation expense was due to greater recognition of stock-based compensation expense for performance and market-based awards, an increase in headcount, and higher stock prices associated with awards granted during the three months ended March 31, 2026.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses totaled $73.1 million for the three months ended March 31, 2026, as compared to $38.7 million during the comparable period ended March 31, 2025. The increase was primarily due to marketing and media spend, and personnel-related costs associated with the commercialization of BRIUMVI during the three months ended March 31, 2026.

Interest Expense. Interest expense totaled $7.7 million for the three months ended March 31, 2026, as compared to $6.8 million for the three months ended March 31, 2025. The increase is mainly due to increased interest expense pertaining to the First Amendment to the Financing Agreement with Blue Owl Capital during the three months ended March 31, 2026 (see Note 7 – Loan Payable for more information).

Loss on extinguishment of debt. Loss on extinguishment of debt totaled $9.2 million for the three months ended March 31, 2026 related to the write-off of unamortized deferred financing and debt discount costs, as well as prepayment fees associated with the Initial Term Loan with Blue Owl Capital, as compared to zero for the three months ended March 31, 2025 (see Note 7 – Loan Payable for more information).

Other Income. Other income totaled $2.4 million for the three months ended March 31, 2026, as compared to $3.6 million during the comparable period ended March 31, 2025. The decrease is mainly due to less income earned from investments during the three months ended March 31, 2026.

Income Tax Expense. Income tax expense totaled $0.6 million for the three months ended March 31, 2026, as compared to Income tax expense of ($0.4) million during the comparable period ended March 31, 2025. The increase in income tax benefit is driven by the release of our deferred tax asset valuation allowance during the quarter ended September 30, 2025 and higher pre-tax income for the three months ended March 31, 2026.

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

We expect to fund these expenditures through existing cash, cash equivalents and investment securities, cash flows from BRIUMVI product sales, and, if needed, access to additional capital under the uncommitted portion of our term loan facility with Blue Owl Capital or other financing sources.

As of March 31, 2026, our contractual obligations consist primarily of purchase and supply commitments supporting the commercial and clinical manufacture of BRIUMVI. Certain of these agreements include non-cancelable provisions, minimum purchase requirements, or binding forecast commitments. We also maintain lease obligations for our office facilities in New York and North Carolina, which are expected to be funded through operating cash flows.

In accordance with our Financing Agreement with Blue Owl Capital, we are obligated to make interest and future principal payments.

We also enter into collaboration and license agreements that may require future milestone and royalty payments. Because these payments are contingent upon the achievement of specified events, they are not included in our contractual commitments but could become material in future periods.

Based on our current operating plan, financial resources, and projected results, we believe we have sufficient liquidity to fund operations and meet our material cash requirements for at least the next twelve months from the date of filing of this Quarterly Report on Form 10-Q. However, future capital requirements will depend on a number of factors, and additional financing may be required.

Discussion of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(17,894)	$(28,715)
Net cash used in investing activities	$(9,864)	$(12,934)
Net cash provided by (used in) financing activities	$390,829	$(6,102)

Net cash used in operating activities for the three months ended March 31, 2026 was $17.9 million as compared to cash used in operating activities of $28.7 million for the three months ended March 31, 2025, representing $10.8 million improvement year over year.

The improvement was driven by higher net income for the three months ended March 31, 2026, $19.8 million compared to $5.1 million for the three months ended March 31, 2025. Operating cash flow benefited from favorable working capital changes, including a decrease in inventory purchases, a $33.0 million year-over-year improvement. These favorable impacts were partially offset by an increase in accounts receivable and other current assets in three months ended March 31, 2026 and 2025, which reduced operating cash flow year over year, and a decrease in accounts payable and accrued expenses, a $31.2 million reduction.

Net cash used in investing activities for the three months ended March 31, 2026 was $9.9 million as compared to $12.9  million used in investing activities for the three months ended March 31, 2025. The improvement in net cash used in investing activities was primarily due to decreased investments in held-to-maturity securities during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Net cash provided by financing activities for the three months ended March 31, 2026 was approximately $390.8 million as compared to net cash used in financing activities of $6.1 million for the three months ended March 31, 2025. Net cash provided by financing activities during the three months ended March 31, 2026 was mainly due to the proceeds from the 2026 Term Loan, net of financing costs paid, partially offset by the repurchase of stock under our share repurchase program. Net cash used in financing activities during the three months ended March 31, 2025 was mainly due to the repurchase of stock under our share repurchase program.

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

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a description of our significant accounting policies, refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 1 – Organization and Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2025, and refer to Note 1 - Organization and Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for significant accounting policies due to commercialization for revenue recognition, gross-to-net sales adjustments, accounts receivable, inventory, deferred tax asset valuation allowance, and cost of revenue. Of these policies, the following are considered critical to an understanding of our condensed consolidated financial statements as they require the application of the most difficult, subjective and complex judgments: revenue recognition and stock-based compensation expenses. Refer to Note 2 – Revenue and Note 6 – Stockholders’ Equity respectively, in this Quarterly Report on Form 10-Q for more information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosure in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may experience the need to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or other arrangements. We do not have any committed external source of funds, other than funds already borrowed under our term loan facility of $750 million (the 2026 Term Loan) and an uncommitted additional facility in an aggregate principal amount up to $250 million pursuant to the financing agreement, dated August 2, 2024, as amended on March 18, 2026, that we entered into with Blue Owl Capital Corporation, as administrative agent, and Blue Owl Capital (the Financing Agreement) (see Note 7 – Loan Payable to our consolidated financial statements for more information). In recent periods, there have been certain high-profile defaults and bankruptcies as well as increased risks, regulatory scrutiny and negative publicity in the private credit industry and related investments in credit funds. Such investments are subject to potential deterioration as adverse changes in macroeconomic conditions and changes in investment strategies may adversely impact the investment. If a significant global market correction or downturn results in a material adverse effect on our lenders or if our lenders are involved in defaults or bankruptcies, it may impair our ability to refinance our Initial Term Loan or raise additional capital. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. We may also seek funds through collaborations, strategic alliances or licensing arrangements with third parties at a time that is not desirable to us and we may be required to relinquish valuable rights to some intellectual property, future revenue streams, research programs or products and product candidates or to grant licenses on terms that may not be favorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, which could limit our ability to expand our business operations and could harm our overall business prospects.

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

On August 2, 2024, we entered into a term loan facility of $250 million with Blue Owl Capital Corporation, as administrative agent, HealthCare Royalty and Blue Owl Capital (the Initial Term Loan). The Initial Term Loan is governed by the Financing Agreement, which provides for (i) a single draw of the Initial Term Loan on the Closing Date and (ii) an uncommitted additional facility in an aggregate principal amount of $100 million. On March 18, 2026 (the 2026 Closing Date) we entered into a first amendment to the Financing Agreement to repay in full the Initial Term Loan and enter into a new term loan facility of $750 million (the 2026 Term Loan) with Blue Owl Capital. The 2026 Term Loan will mature on March 18, 2031 (see Note 7 – Loan Payable to our consolidated financial statements for more information).

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
●

the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate, including, without limitation, as a result of disruptions to our supply chains caused by global health crises, international conflicts in Russia and Ukraine, Iran, the Middle East, and South America, economic instability, or natural disasters;

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

We also could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the DSMB for such trial or by the FDA or other regulatory authorities. Such regulatory authorities may impose a clinical hold, suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition to the FDA, the IRB and/or the DSMB for our clinical trials may recommend modification to the study design, refusal for or limitation on additional subjects to participate, or closure of the study entirely based on the IRB’s and/or DSMB’s interpretation of the benefit-risk of the study. While we develop charters that guide the nature of the IRB and DSMB meetings, their analysis and interpretation of study data occurs independently from us and is wholly within their control. Even if the IRB or DSMB finds no safety concerns and recommends no modifications to the ongoing study, this does not mean the safety profile reported in the study may support a marketing approval or commercial acceptance if marketing approval is granted. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes FDA or other comparable regulatory authorities from approving another marketing application for the same drug or biologic for that time period. Even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the designated drug from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve another product that meets the definition of a “same drug” under 21 C.F.R. 316.3 for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan drug designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA exercises its authority to revoke orphan drug designation, which it may do on a variety of grounds, including that the request contained an untrue statement of material fact or omitted material information, or that the drug in fact was not eligible for orphan drug designation. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may evaluate and pursue orphan drug designation for indications that could be eligible, we may never receive such designation. Even if we receive orphan drug designation for any of our drug candidates, there is no guarantee that we will enjoy the benefits of those designations or obtain orphan drug exclusivity. In addition, the U.S. Orphan Drug Act may be subject to amendments that could reduce the period of marketing exclusivity or change the qualifications for orphan drug designation, which could adversely impact our products or product candidates that have or may be eligible for orphan drug designation.

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

In addition, our clinical studies with sites outside the United States may be adversely impacted by international conflict, including in Russia and Ukraine, in Iran and the Middle East, and in South America. The conflict in Russia and Ukraine and its impact on neighboring countries may adversely affect clinical trial sites for our programs. While no clinical trials are currently enrolling patients in Russia, we do have actively enrolling clinical trials in Ukraine, and there are a number of trial subjects in long-term treatment and follow-up in both countries. The political and physical conditions in Russia and Ukraine have disrupted our ability to supply investigational drug product to impacted sites; impacted patients’ ability to partake in our clinical trials and our ability to gather data on those patients, including long-term follow-up data; and resulted in suspension of clinical trial activities at impacted sites. Furthermore, the United States and other countries have imposed sanctions against Russia and other restrictions from doing business with certain Russian companies and financial institutions. Our ability to conduct clinical trials in Russia, Ukraine and elsewhere in the region may also become restricted under applicable sanctions laws. Geopolitical conflicts and related government responses have resulted in global economic instability, which could affect our supply chain and commercialization efforts. While we currently do not believe such conflicts will have a material impact on product development or our overall business, given the evolving situation and the related geopolitical and economic uncertainties, the full impact of the conflict remains uncertain.

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

The starting materials, intermediates, API/drug substance, and drug product used in many of our drug candidates are currently supplied to us from single-source suppliers. Our ability to successfully develop our drug candidates, supply our drug candidates for clinical trials and to ultimately supply our commercial drugs in quantities sufficient to meet the market demand, depends in part on our ability to obtain starting materials, intermediates, API/drug substance, and drug product for these drugs in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. It is expected that many of our manufacturing partners will be sole source suppliers from single site locations for the foreseeable future. Various raw materials, components, and testing services required for our product and product candidates may also be single sourced. We are not certain that our single-source suppliers will be able to supply sufficient quantities of their products or on the timelines necessary to meet our needs, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers, our relative importance as a customer to those suppliers, international political conflicts that may impact trade or the supply chain within a particular region, global health crises, labor disputes, or natural disasters that may cause those suppliers to stop work for a period of time or lead to a sudden increase in demand for selected materials resulting in short-term unavailability of such materials. If any of our suppliers ceases operations for any reason or is unable or unwilling to supply starting materials, intermediates, API/drug substance, and drug product in sufficient quantities or on the timelines necessary to meet our needs, it could significantly and adversely affect our business, the supply of our drug products and drug candidates and our financial condition. In addition, if our current or future supply of any of our products or product candidates should fail to meet specifications during its stability program there could be a voluntary or mandatory product recall if the product is approved and, even in the absence of a recall, there could be significant interruption of our supply of drug, which would adversely affect the clinical development and commercialization of the product.

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

In July 2023, we entered into a Commercialization Agreement (the Commercialization Agreement) with Neuraxpharm Pharmaceuticals, S.L. (Neuraxpharm), pursuant to which Neuraxpharm has the right to commercialize BRIUMVI in certain markets outside of the U.S. In February 2024, BRIUMVI was first made available in the European market by Neuraxpharm in Germany and is now commercially available in several other countries in the European Union, outside the European Union and in the United Kingdom. In addition to the Commercialization Agreement, we may enter into collaboration arrangements with other collaboration and commercialization partners.

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

Likewise, the capital and credit markets may be adversely affected by geopolitical conflicts and global sanctions imposed in response thereto. Other international events such as trade disputes, increased tariffs and countermeasures by affected countries, leadership changes and political and military conflicts could also adversely affect global financial activity and markets and could negatively affect the U.S. economy. The U.S. has imposed increased tariffs on certain countries, focusing on those with which it has the largest trade deficits. Other countries have responded, and may continue to respond, by announcing retaliatory tariffs on U.S. imports. In addition, the U.S. Department of Commerce has initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, as amended (Section 232). Further, the U.S. announced a 100% tariff on any branded or patented pharmaceuticals imported into the U.S. from drug manufacturers that do not have, or is not in the process of building, a manufacturing facility in the U.S., which has been delayed as negotiations with large drug manufacturers continue. Following the Section 232 investigations and other policy changes related to Most Favored Nation drug pricing, in April 2026, an executive order was issued pursuant to Section 232, which seeks to impose up to a 100% tariff on imported patented pharmaceutics, subject to certain exceptions for certain products and for companies that have an agreement regarding Most Favored Nation drug pricing or onshore manufacturing. The terms and effects of such tariffs, if and as they are implemented, and other policy changes are uncertain and could have adverse implications on drug pricing, drug production levels and patient access, and may result in supply chain or other operational disruptions. Further, if we are required to change our current manufacturing partners or suppliers now or in the future in order to avoid such tariffs, the terms of new agreements that we may enter into may not be favorable to us and related operational disruptions may heighten manufacturing and compliance risks and derail commercialization plans. The tariffs have disrupted, and may continue to disrupt, the global markets and escalate tensions between the U.S. and other countries. The extent of the impact of geopolitical conflicts, sanctions and increased tariffs on our business specifically, or on the U.S. market and global economy generally, are uncertain and unpredictable, and could adversely affect our business, financial condition and results of operations as well as impact our ability to raise capital.

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
●

economic, political and market conditions or other crises and other external factors such as the disruptions in the global economy caused by global health crises and geopolitical conflicts in Russia and Ukraine, Iran and the Middle East, and South America;

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

In September 2025, we announced that we completed our previously authorized $100 million share repurchase program and our Board of Directors authorized a new share repurchase program of up to an additional $100 million of our outstanding shares of common stock. In March 2026, the Company’s Board of Directors authorized an increase to its share repurchase program from $100 million to $300 million. We intend to repurchase shares of our common stock from time to time, as authorized by our Board of Directors, through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The timing and the amount of stock repurchases in the share repurchase program will be determined by our management, based on its evaluation of factors including business and market conditions, corporate and regulatory requirements, and other considerations. The share repurchase program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of our common stock. For more information about our share repurchase activities for the year ended December 31, 2025, see the sections entitled “Purchases of Equity Securities by the Issuer and Affiliated Purchasers” in Part II, Item 5.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 2026	—	—	—	$100,000,000
(January 1 to January 31, 2026)
February 2026	—	—	—	$100,000,000
(February 1 to February 28, 2026)
March 2026	3,327,903	$30.44	3,327,903	$200,008,004
(March 1 to March 31, 2026)
Total	3,327,903	$30.44	3,327,903	$200,008,004

(1) Transaction fees are excluded.

(2) On March 18, 2026, our Board of Directors approved a $200 million increase to our share repurchase program, pursuant to which we are now authorized to repurchase up to an aggregate amount of $300 million. We repurchased approximately $100.0 million of the Company’s shares of common stock under the program during the first quarter of fiscal year 2026.

On September 3, 2025, the Company announced that its Board of Directors had authorized and approved the 2025 Share Repurchase Program for up to $100 million of the currently outstanding shares of the Company’s common stock.

On March 18, 2026, the Company announced that its Board of Directors had authorized and approved an increase to the 2025 Share Repurchase Program from $100 million to $300 million of the currently outstanding shares of the Company’s common stock.

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

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

10.1*#	First Amendment to the Financing Agreement between TG Therapeutics, Inc., certain subsidiaries of TG Therapeutics, Inc., various lenders from time to time party thereto, and Blue Owl Capital Corporation, dated March 18, 2026.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2026.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2026.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2026.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 6, 2026.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

# Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: May 6, 2026	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer