Form 10-Q
period 2026-06-30
TG THERAPEUTICS, INC.
filed 2026-08-05
CIK 1001316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☒

There were 153,069,053 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 3, 2026.

TG THERAPEUTICS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about:

●

our ability to obtain regulatory approvals for our product candidates, including a subcutaneous (SubQ) formulation of ublituximab and azer-cel, and our ability to maintain regulatory approval of BRIUMVI® (ublituximab-xiiy) 150 mg/6 mL Injection for intravenous therapy for the treatment of relapsing forms of multiple sclerosis (RMS) or any other future indication in the United States (U.S.) or any other jurisdiction outside of the U.S.;

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

Risks Related to our Financial Position and Need for Additional Capital

●

We have a history of losses and our ability to maintain profitability in the future remains uncertain. We expect to incur significant expenses for the foreseeable future as we commercialize BRIUMVI and advance our other product candidates through clinical trials, seek regulatory approvals and pursue commercialization.

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

●

Our internal information technology systems, or those of our third-party contract research organizations (CROs), contract manufacturing organizations (CMOs), or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug candidates’ development programs and our commercialization of any products for which we receive regulatory approval.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TG Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$482,575	$79,148
Short-term investment securities	69,673	62,822
Accounts receivable, net	401,565	305,628
Inventories	147,973	125,586
Other current assets	43,901	57,580
Total current assets	1,145,687	630,764
Restricted cash	1,364	1,342
Long-term investment securities	64,368	59,136
Right of use assets	7,085	6,278
Deferred tax assets	343,428	348,000
Non-current inventories	75,486	15,689
Other noncurrent assets	2,211	2,044
Total assets	$1,639,629	$1,063,253

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$213,693	$107,508
Other current liabilities	857	2,124
Lease liability – current portion	1,913	1,044
Deferred revenue - current portion	16,825	21,234
Accrued compensation	35,205	21,850
Total current liabilities	268,493	153,760
Deferred revenue, non-current portion	14,525	8,807
Loan payable – non-current	745,387	245,645
Lease liability – non-current	7,141	7,021
Total liabilities	$1,035,546	$415,233
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share (190,000,000 and 190,000,000 shares authorized, 159,949,330 and 158,849,596 shares issued, 153,077,784 and 155,305,953 shares outstanding at June 30, 2026 and December 31, 2025, respectively)	160	159
Additional paid-in capital	1,858,606	1,830,110
Treasury stock, at cost, 6,871,546 and 3,543,643 shares at June 30, 2026 and December 31, 2025, respectively	(200,226)	(100,234)
Accumulated deficit	(1,054,457)	(1,082,015)
Total stockholders’ equity	604,083	648,020
Total liabilities and stockholders’ equity	$1,639,629	$1,063,253

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$235,794	$138,843	$437,102	$258,498
License, milestone, royalty and other revenue	4,541	2,305	8,151	3,506
Total revenue	$240,335	$141,148	$445,253	$262,004

Costs and expenses:
Cost of revenue	41,194	18,938	74,704	34,479
Research and development:
Stock-based compensation	8,070	4,318	12,945	7,649
Other research and development	87,267	27,464	130,788	70,495
Total research and development	95,337	31,782	143,733	78,144

Selling, general and administrative:
Stock-based compensation	19,805	12,044	34,880	23,684
Other selling, general and administrative	62,325	43,541	135,467	82,232
Total selling, general and administrative	82,130	55,585	170,347	105,916

Total costs and expenses	218,661	106,305	388,784	218,539

Operating income	21,674	34,843	56,469	43,465

Other expense (income):
Interest expense	16,572	6,716	24,238	13,473
Loss on extinguishment of debt	—	—	9,153	—
Other income	(5,132)	(2,793)	(7,519)	(6,396)
Total other expense	11,440	3,923	25,872	7,077

Net income before taxes	$10,234	$30,920	$30,597	$36,388
Income tax expense	(2,453)	(2,733)	(3,039)	(3,141)
Net income	$7,781	$28,187	$27,558	$33,247

Net income per common share:
Basic	$0.05	$0.19	$0.19	$0.23
Diluted	$0.05	$0.17	$0.17	$0.20

Weighted-average shares of common stock outstanding
Basic	141,770,283	146,739,833	143,097,453	146,708,980
Diluted	157,281,850	162,559,404	158,664,407	162,528,551

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share amounts)

(Unaudited)

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2025	156,204,159	$156	$1,760,396	367,903	$(8,994)	$(1,529,194)	$222,364
Issuance of common stock in connection with exercise of options	5,000	*	20	—	—	—	21
Issuance of restricted stock	2,547,179	2	(2)	—	—	—	—
Forfeiture of restricted stock	(20,052)	*	*	—	—	—	—
Purchase of Treasury Stock	—	—	—	199,695	(6,123)	—	(6,123)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	15,967	—	—	—	15,967
Net income	—	—	—	—	—	5,060	5,060
Balance at March 31, 2025	158,736,286	$159	$1,776,381	567,598	$(15,117)	$(1,524,134)	$237,289
Issuance of common stock in connection with exercise of options	46,650	*	432	—	—	—	432
Issuance of restricted stock	176,467	*	*	—	—	—	—
Forfeiture of restricted stock	(173,068)	*	*	—	—	—	—
Purchase of Treasury Stock	—	—	—	193,500	(6,875)	—	(6,875)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	17,399	—	—	—	17,399
Net income	—	—	—	—	—	28,187	28,187
Balance at June 30, 2025	158,786,335	$159	$1,794,212	761,098	$(21,992)	$(1,495,947)	$276,432

			Additional
	Common Stock		paid-in	Treasury Stock		Accumulated
	Shares	Amount	capital	Shares	Amount	Deficit	Total
Balance at January 1, 2026	158,849,596	$159	$1,830,110	3,543,643	$(100,234)	$(1,082,015)	$648,020
Issuance of common stock in connection with exercise of options	131,000	*	763	—	—	—	763
Issuance of restricted stock	1,047,977	1	(1)	—	—	—	—
Forfeiture of restricted stock	(63,148)	*	*	—	—	—	—
Purchase of Treasury Stock	—	—	—	3,327,903	(99,992)	—	(99,992)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	14,563	—	—	—	14,563
Net income	—	—	—	—	—	19,777	19,777
Balance at March 31, 2026	159,965,425	$160	$1,845,435	6,871,546	$(200,226)	$(1,062,238)	$583,131
Issuance of common stock in connection with exercise of options	13,660	*	85	—	—	—	85
Issuance of restricted stock	—	—	—	—	—	—	—
Forfeiture of restricted stock	(29,755)	*	*	—	—	—	—
Purchase of Treasury Stock	—	—	—	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	13,086	—	—	—	13,086
Net income	—	—	—	—	—	7,781	7,781
Balance at June 30, 2026	159,949,330	$160	$1,858,606	6,871,546	$(200,226)	$(1,054,457)	$604,083

*Amount less than one thousand dollars

The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$27,558	$33,247
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	9,153	—
Stock-based compensation	47,825	31,333
Depreciation and amortization	85	21
Amortization of premium (discount) on investment securities	(621)	(2,619)
Amortization of debt issuance costs	532	608
Amortization of leasehold interest	91	94
Deferred income taxes	4,572	—
Noncash change in lease liability and right of use asset	1,014	885
Change in fair value of equity investments	(2,761)	285
Change in fair value of notes payable	612	149
Changes in assets and liabilities:
Increase in inventory	(80,099)	(42,710)
Decrease (increase) in other current assets	24,234	(9,887)
Increase in accounts receivable	(95,937)	(102,331)
Decrease in income taxes payable	(12,851)	(2,269)
Increase in accounts payable and accrued expenses	99,363	73,419
Decrease in lease liabilities	(832)	(1,061)
Decrease in other current liabilities	(1,879)	(2,370)
Increase in deferred revenue	1,310	1,927
Net cash provided by (used in) operating activities	21,369	(21,279)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of held-to-maturity securities	29,000	129,750
Investment in held-to-maturity securities	(37,490)	(145,359)
Purchases of equity investments	—	(1,250)
Purchases of property, plant and equipment	(344)	(67)
Net cash used in investing activities	(8,834)	(16,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan payable	(255,000)	—
Proceeds from exercise of options	848	453
Proceeds from debt financings, net of debt discount costs	747,656	—
Financing costs paid	(2,598)	—
Purchase of treasury stock	(99,992)	(12,998)
Net cash provided by (used in) financing activities	390,914	(12,545)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	403,449	(50,750)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	80,490	181,192

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$483,939	$130,442

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$482,575	$129,126
Restricted cash	1,364	1,316
Total cash, cash equivalents and restricted cash	$483,939	$130,442

Cash paid for:
Interest	$20,663	$12,240
Income taxes	$11,318	$5,077

NONCASH TRANSACTIONS
Reduction of lease liability and right-of-use asset due to lease modification	$1,126	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for annual financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The accompanying condensed balance sheet as of  December 31, 2025 has been derived from these statements. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

For the six months ended June 30, 2026, the Company generated revenue of $445.3 million and generated operating income and positive cash flows from operations. The Company will continue to invest in its research and development programs and in selling, general and administrative activities to support its commercialization efforts, while maintaining discipline around overall expense growth relative to revenue. The Company’s operating results and cash flows have fluctuated in the past and may continue to vary significantly from period to period. The Company will need to generate substantial revenues to sustain profitability and positive cash flow over the long term.

As of June 30, 2026, the Company’s accumulated deficit was approximately $1.1 billion, and the Company had $612.3 million in cash and cash equivalents, and investment securities, excluding equity investments. Based on its current operating plan and results, the Company anticipates that its existing cash, cash equivalents, and investment securities, together with projected future revenues, will be sufficient to fund operations and meet its liquidity needs for more than twelve months after the date of filing of this Quarterly Report on Form 10-Q.

The actual level of cash required for operations will depend on numerous factors, including, among others, the scope of commercialization activities for BRIUMVI, the timing of collection of receivables from the Company’s customers on extended payment terms, the timing and design of clinical trials for the Company’s product candidates, and the costs associated with licensing or acquiring new product candidates. The Company does not currently expect to need to raise additional capital to fund its ongoing operations, but may from time to time seek additional financing to support strategic initiatives, including potential business development activities.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 - Organization and Summary of Significant Accounting Policies to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, except as updated herein or as it relates to revenue recognition, accounts receivable, inventory, cost of revenue, income taxes, equity securities, and the adoption of new accounting standards during the six months ended June 30, 2026. Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

In addition, the Company does not adjust accounts receivable for the effects of financing, as the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. The Company analyzes accounts that are past due for collectability and regularly evaluates the creditworthiness of its customers so that it can properly assess and respond to changes in their credit profiles. As of June 30, 2026, the Company determined that an allowance for expected credit losses related to outstanding accounts receivable was not required because outstanding receivables were due from large, established, credit-worthy customers.

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

Net Income Per Common Share

Basic net income per share of the Company’s common stock is calculated by dividing net income applicable to the common stock by the weighted-average number of shares of the Company’s common stock outstanding for the period. Diluted net income per share of common stock reflects the effect of potential common shares from the assumed exercise or conversion of securities such as warrants, stock options, and unvested restricted stock awards, to the extent they are dilutive. For all periods presented, the Company reported net income in the condensed consolidated statements of operations and, accordingly, present the dilutive effect of potential common shares in the computation of diluted earnings per share, as shown in the table below.

The following table summarizes the Company’s potentially dilutive securities at June 30, 2026 and 2025:

	As of
	June 30,
	2026	2025
Unvested restricted stock	11,220,893	11,270,068
Options	4,060,156	4,362,316
Warrants	165,214	165,214
Shares issuable upon note conversion	23,679	21,973
Stock Tracking Units	41,625	—
Total	15,511,567	15,819,571

The computation of basic and diluted EPS is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Net income	7,781	28,187	27,558	33,247
Weighted-average common shares outstanding	141,770,283	146,739,833	143,097,453	146,708,980
Dilutive effect of potential common shares	15,511,567	15,819,571	15,566,954	15,819,571
Weighted-average common shares outstanding assuming dilution	157,281,850	162,559,404	158,664,407	162,528,551

Net income per share - basic	0.05	0.19	0.19	0.23
Net income per share - diluted	0.05	0.17	0.17	0.20

Segment Reporting

Operating segments are defined as components of an enterprise that engage in business activities from which it  may recognize revenues and incur expenses, and for which discrete financial information is available and is evaluated regularly by the chief operating decision maker (CODM) to allocate resources and assess performance.

The Company operates as a single reportable segment, focused on B-cell mediated disease therapy, which includes all activities related to the development and commercialization of novel treatments, including BRIUMVI, to address unmet medical needs and improve the lives of patients. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s CODM, which is its chief executive officer, who evaluates financial results and operating metrics, specifically consolidated net income(loss), for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets reported to the CODM corresponds to the total assets presented on the Company’s condensed consolidated balance sheet as total assets.

NOTE 2 - REVENUE

As discussed in Note 1 - Organization and Summary of Significant Accounting Policies, revenues are recognized under guidance within ASC 606. The following table presents the Company’s disaggregated revenue for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total product revenue, net	$235,794	$138,843	$437,102	$258,498
License, milestone, royalty and other revenue	4,541	2,305	8,151	3,506
Total Revenue	$240,335	$141,148	$445,253	$262,004

Product Revenue, net

For the three and six months ended June 30, 2026, product revenue consists of U.S. sales of BRIUMVI, of $227.7 million and $422.5 million, respectively. Also included in product revenue for the three and six months ended June 30, 2026 are sales of BRIUMVI to the Company’s ex-U.S. licensing partner, Neuraxpharm, of $8.1 million and $14.6 million, respectively.

As of June 30, 2026, gross-to-net accruals of approximately $29.2 million and $69.3 million are included on the condensed consolidated balance sheets within accounts receivable, net, and accounts payable and accrued expenses, respectively. As of June 30, 2025, gross-to-net accruals of approximately $16.1 million and $33.3 million are included on the condensed consolidated balance sheets within accounts receivable, net, and accounts payable and accrued expenses, respectively.

The Company primarily sells BRIUMVI through specialty distributors. The following table summarizes the customers that represent 10% or more of gross product revenue for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Customer 1	40%	42%	41%	41%
Customer 2	29%	25%	28%	29%
Customer 3	19%	19%	19%	17%
Customer 4	12%	13%	11%	12%

The following table summarizes the customers with amounts due that represent 10% or more of the accounts receivable associated with the Company’s product sales as of  June 30, 2026 and  December 31, 2025:

	June 30, 2026	December 31, 2025
Customer 1	36%	38%
Customer 2	23%	18%
Customer 3	28%	27%
Customer 4	12%	15%

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

NOTE 3 - INVESTMENT SECURITIES

The Company’s investment securities as of June 30, 2026 and December 31, 2025 primarily consist of government debt securities that are classified as held-to-maturity. Held-to-maturity securities are recorded at amortized cost.

The following tables summarize the Company’s held-to-maturity securities at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term obligations of domestic governmental agencies (maturing between July 2026 and June 2027) (held-to-maturity)	$69,673	$5	$(53)	$69,625
Long-term obligations of domestic governmental agencies (maturing between July 2027 and June 2028) (held-to-maturity)	60,005	2	(318)	59,689
Total held-to-maturity investment securities	$129,678	$7	$(371)	$129,314

	December 31, 2025
	Amortized	Gross	Gross
	cost, as	unrealized	unrealized	Estimated
(in thousands)	adjusted	holding gains	holding losses	fair value
Short-term obligations of domestic governmental agencies (maturing between January 2026 and December 2026) (held-to-maturity)	$62,822	$130	$—	$62,952
Long-term obligations of domestic governmental agencies (maturing between January 2027 and November 2027) (held-to-maturity)	57,541	201	—	57,742
Total held-to-maturity investment securities	$120,363	$331	$—	$120,694

Included in long-term investment securities on the condensed consolidated balance sheet, are equity securities held in connection with the Precision License Agreement. See Note 5 – Fair Value Measurements for a description of the Precision License Agreement and for further information on the Company’s equity investments.

NOTE 4 - INVENTORY

The following table presents the Company’s inventory as of June 30, 2026 and  December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Raw Materials	$8,115	$12,960
Work in Process	193,209	112,397
Finished Goods	28,306	22,089
Inventory, gross	229,630	147,446
Inventory Reserve	(6,171)	(6,171)
Inventory, net	$223,459	$141,275

Reported As:
Inventory	147,973	$125,586
Non-current Inventory	75,486	15,689
Total Inventory	$223,459	$141,275

Inventory is stated at the lower of cost or net realizable value and consists of raw materials, work-in-process and finished goods. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Inventory that is used for clinical development purposes is expensed to research and development in the period in which it is consumed.

On  June 30, 2026, the Company’s inventory was solely related to BRIUMVI. The work in process materials consist primarily of bulk drug substance, which has a multi-year shelf life. When the bulk drug substance is manufactured into BRIUMVI finished goods, those finished goods have a shelf life of three years from the date of manufacture. The Company expects to sell finished goods at least twelve months prior to expiration. Because a portion of our existing inventory will be utilized beyond our normal operating cycle, $75.5 million of inventory, comprised predominantly of work in process drug substance, is classified as Non-current Inventory at June 30, 2026.

On a quarterly basis, the Company analyzes its inventory levels for excess quantities and obsolescence (expiration) by considering factors such as historical and anticipated future sales relative to quantities on hand and the remaining shelf-life. On  June 30, 2026, the Company determined that a reserve related to BRIUMVI inventory for excess quantities and obsolescence was not required. In addition, since FDA approval of BRIUMVI, the Company has not recognized any inventory write downs.

The inventory reserve was $6.2 million at both June 30, 2026 and  December 31, 2025 and relates to a manufacturing deviation identified by the Company affecting one batch of bulk drug substance, rendering the batch unsuitable for commercial use.

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

On  February 23, 2026,  the Company achieved Milestone Event 1 (as defined in the Precision License Agreement) and made a one-time payment to Precision equal to $7.5 million comprised of (i) $5.25 million in cash and (ii) $2.25 million (the Milestone 1 Stock Payment), as an equity investment, for the purchase of 201,504 shares of Precision’s common stock calculated by dividing the Deferred Precision Stock Payment by 200% of the weighted average share price of the Precision common stock for the thirty (30) trading days preceding the payment date. The Milestone 1 Stock Payment, which was classified as a forward contract liability in Other Current Liabilities as of  December 31, 2025, was reclassed to equity investments at its fair market value of $0.8 million on the date the payment was made to Precision. The shares purchased with the Milestone 1 Stock Payment, the Upfront Precision Stock Payment and the Deferred Precision Stock Payment and are collectively known as the Precision Shares. All Precision Shares are recognized at fair market value as of June 30, 2026, and are classified as an equity investment and included within long-term investments on the condensed consolidated balance sheet as of June 30, 2026.

The Company has $15.5 million aggregate principal amount of 5% convertible notes outstanding, which are convertible at the option of the holder into common stock at a conversion price of $1,125 per share. The Company does not have a cash repayment obligation associated with these notes. The notes are classified within other current liabilities on the Company’s consolidated balance sheet as of June 30, 2026.

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts receivable, accounts payable and loan payable. As of June 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, accounts receivable, and loan and interest payable approximate their carrying value. The carrying value of the loan payable on the Company’s balance sheet is estimated to approximate its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics.

The Company’s equity investments classified as Level 1 were valued using their respective closing stock prices on the Nasdaq Stock Market, which represent unadjusted quoted prices in active markets for identical instruments. The Company did not experience any transfers of financial instruments between the fair value hierarchy levels during the three months ended  June 30, 2026.

The Company’s forward contract liabilities classified as Level 2 were valued using Precision’s closing stock price on the Nasdaq Stock Market as of June 30, 2026.

The Company’s Level 3 instrument amounts represent the fair value of the convertible notes and related accrued interest, as certain inputs to determine fair value were unobservable.

The following tables provide the fair value measurements of applicable financial assets and liabilities as of June 30, 2026 and December 31, 2025:

	Financial assets and liabilities at fair value as of June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total

Equity Investments	$4,084	$—	$—	$4,084
Total Assets	$4,084	$—	$—	$4,084

Forward Contract Liabilities	$—	$—	$—	$—
Convertible notes	—	—	1,301	1,301
Total Liabilities	$—	$—	$1,301	$1,301

	Financial assets and liabilities at fair value as of December 31, 2025
	Level 1	Level 2	Level 3	Total

Equity Investments	$1,323	$—	$—	$1,323
Total Assets	$1,323	$—	$—	$1,323

Forward Contract Liabilities	$—	$1,412	$—	$1,412
Convertible notes	—	—	689	689
Total Liabilities	$—	$1,412	$689	$2,101

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

In March 2026, the Board authorized and approved an increase to the 2025 Share Repurchase Program from $100 million to $300 million. As of June 30, 2026, the Company had repurchased approximately $100.0 million of common stock under the 2025 Share Repurchase Program at an average price of $30.44 per share.

As of June 30, 2026, 6,871,546 shares of common stock are being held in Treasury, at a cost of approximately $200.2 million, representing the fair market value on the date the shares were surrendered to the Company, mainly as part of the Prior Share Repurchase Program and the 2025 Share Repurchase Program.

Equity Incentive Plans

The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the 2012 Incentive Plan) was approved by stockholders in  June 2020. As of  June 30, 2026, 2,976,163 shares of restricted stock and 1,863,656 options were outstanding, and no additional shares were available to be issued under the 2012 Incentive Plan.

The TG Therapeutics, Inc. 2022 Incentive Plan (the 2022 Incentive Plan) was approved by stockholders in  June 2022 with 17,000,000 shares available to be issued, and was amended to increase the shares available to be issued from 17,000,000 to 22,000,000 in June 2025 (the 2022 Incentive Plan Amendment). As of  June 30, 2026, 8,244,761 shares of restricted stock and 2,196,500 options were outstanding, and 41,625 Stock Tracking Units (STUs) were reserved, leaving up to an additional 5,653,450 shares available to be issued under the 2022 Incentive Plan. The 2022 Incentive Plan is currently the Company’s only active incentive plan. The Company’s equity incentive plan includes both equity and liability-classified awards granted to employees and directors.

Restricted Stock

The following table summarizes the activity for restricted stock for the six months ended June 30, 2026 and 2025:

	Restricted Stock
	June 30,	June 30,
	2026	2025
Restricted stock awards outstanding, beginning of year	12,011,881	11,843,586
Changes during the year:
Granted	1,047,977	2,723,646
Vested	(1,746,031)	(1,604,013)
Expired or Forfeited	(92,903)	(193,120)
Restricted stock awards outstanding, end of period	11,220,924	12,770,099

These unvested shares are included in the Company's common shares issued and outstanding as reported on the condensed consolidated balance sheet.

Total stock-based compensation expense related to restricted stock grants was  $12.3 million and  $16.0 million for the  three months ended  June 30, 2026 and 2025, respectively, net of  $0.6 million and  $1.0 million of expense capitalized into inventory during the respective periods. Total stock-based compensation expense related to restricted stock grants was $26.1 million and  $30.5 million for the  six months ended June 30, 2026 and 2025, respectively, net of  $1.2 million and  $2.0 million of expense capitalized into inventory during the respective periods.

As of June 30, 2026, the Company had approximately $33.6 million of total unrecognized compensation expense related to unvested time-based restricted stock, expected to be recognized over a weighted-average period of  2.5 years.

Milestone-based noncash compensation expense will be recognized if and when achievement of the related milestone becomes probable. Awards with market conditions are valued using advanced option-pricing models, such as a Monte Carlo simulation, with the effect of the market condition reflected in the grant-date fair value. Compensation expense for awards with market conditions is recognized over the requisite service period determined by the grant-date valuation, regardless of whether the market condition is ultimately satisfied

As of  June 30, 2026, the Company had approximately  $20.7 million of total unrecognized compensation expense related to unvested milestone-based restricted stock. Of this amount, $1.9 million is expected to be recognized over a weighted-average period of 0.2 years, while the remaining $18.8 million will be recognized only if and when achievement of the applicable milestones become probable. As of  June 30, 2026, the Company had approximately  $47.6 million related to restricted stock with market conditions, expected to be recognized over a weighted-average period of  2.7 years.

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

As of June 30, 2026, the Company had approximately 1,949,005 STUs outstanding. Stock-based compensation expense related to STUs was $15.3 million for the three months ended June 30, 2026, net of $0.7 million of expense capitalized into inventory. Stock-based compensation expense related to STUs was $21.4 million for the six months ended June 30, 2026, net of $0.9 million of expense capitalized into inventory. The expense recognized during the three and six months ended June 30, 2026 includes approximately $8.6 million attributable to the remeasurement of outstanding STUs to fair value based on the increase in the Company's closing stock price during the period. As of June 30, 2026, the Company had approximately $84.8 million of unrecognized compensation expense related to unvested STUs, expected to be recognized over a weighted-average period of 3.6 years.

Stock Options:

The following table summarizes the activity for stock options for the six months ended June 30, 2026 and 2025:

	Stock Options
	June 30,	June 30,
	2026	2025
Stock options outstanding, beginning of year	4,204,816	4,470,216
Changes during the year:
Granted	—	—
Exercised	(144,660)	(51,650)
Expired or Forfeited	—	(56,250)
Stock options outstanding, end of period	4,060,156	4,362,316

Total stock-based compensation expense associated with stock options was approximately $0.2 million and $0.4 million during the three months ended June 30, 2026 and 2025, respectively. Total stock-based compensation expense associated with stock options was approximately $0.4 million and $0.8 million during the six months ended June 30, 2026 and 2025, respectively. As of  June 30, 2026, there was approximately zero of total unrecognized compensation cost related to unvested time-based stock options, which is expected to be recognized over a weighted-average period of 0.1 years. As of  June 30, 2026, stock options outstanding include options granted to both employees and non-employees which are both time-based and milestone-based. Stock-based compensation for milestone-based options will be recorded if and when a milestone becomes probable.

Warrants

As of June 30, 2026, the Company had outstanding warrants issued to Hercules Capital, Inc. (Hercules) to purchase 115,042 and 50,172 shares of its common stock with exercise prices of $17.95 and $14.70, respectively. The warrants were issued in connection with the Company’s prior loan agreement with Hercules, which has been repaid and terminated. These Warrants shall be exercisable for seven years from their date of issuance, and will expire on  December 30, 2028 and March 31, 2030, respectively.

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

The 2026 Term Loan is secured by a lien on substantially all of the assets of the Company and certain subsidiaries of the Company as guarantors and contains customary covenants and representations. As of  June 30, 2026, the Company was in compliance with all financial covenants.

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

The Company incurred total financing and upfront costs of $4.9 million related to the 2026 Term Loan, which are recorded as debt issuance costs and debt discount costs and as an offset to loan payable on the Company’s consolidated balance sheet. The debt issuance and debt discount costs are being amortized over the term of the debt using the straight-line method, and will be included in interest expense in the Company’s condensed consolidated statements of operations. Amortization of debt issuance and debt discount costs was $0.5 million for the six months ended June 30, 2026, and $0.6 million for the six months ended June 30, 2025. At June 30, 2026, the remaining unamortized balance of debt issuance and discount costs was approximately $4.6 million.

The loan payable balance of the Initial Term Loan as of June 30, 2026, and  December 31, 2025 is as follows:

	The Initial Term Loan
	June 30,	December 31,
(in thousands)	2026	2025
Loan payable	$250,000	$250,000
Add: Accreted Liability of final payment fee	—	—
	250,000	250,000
Less: unamortized debt issuance and debt discount costs	—	(4,355)
	250,000	245,645
Less: principal payments	(250,000)	—
Total loan payable	—	245,645
Less: current portion	—	—
Loan payable non-current	$—	$245,645

The loan payable balance of the 2026 Term Loan as of  June 30, 2026, is as follows:

2026 Term Loan
June 30,
(in thousands)	2026
Loan payable	$750,000
Add: Accreted Liability of final payment fee	—
750,000
Less: unamortized debt issuance and debt discount costs	(4,613)
745,387
Less: principal payments	—
Total loan payable	745,387
Less: current portion	—
Loan payable non-current	$745,387

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

In February 2026, FBIO entered into a sublease agreement with a third party for substantially all of the office space subject to the Office Agreement. Concurrently, the Company and FBIO amended the Office Agreement to reduce the Company’s share of rent and other costs for the remaining lease term. The Company evaluated the amendment and determined that it represents a lease modification under ASC 842, Leases. As a result of the modification, the Company remeasured its operating lease liability with a corresponding adjustment to the related right-of-use asset. The remeasurement resulted in a reduction of both the operating lease liability and right-of-use asset of approximately $1.1 million as of June 30, 2026.

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

In October 2021, the Company finalized a five-year lease for office space in North Carolina (the NC Lease). The Company estimates an average annual rental obligation of $0.2 million under the NC Lease. The Company took possession of this space in  February 2022, with rental payments beginning in  April 2022. The Company incurred rental expense of $0.1 million for the six months ended June 30, 2026. In May 2026, the Company amended the NC Lease to extend the lease term from the original expiration date of April 30, 2027 to June 30, 2032. The Company evaluated the amendment and determined that it represents a lease modification under ASC 842, Leases. As a result of the modification, the Company remeasured its operating lease liability with a corresponding adjustment to the related right-of-use asset. The remeasurement resulted in a reduction of both the operating lease liability and right-of-use asset of approximately $0.9 million as of  June 30, 2026.

The present values of the Company’s lease liability and corresponding Right-of-Use (ROU) asset are $9.1 million and $7.1 million, respectively, as of June 30, 2026. The Company’s leases have remaining lease terms of one to six years. One lease has a renewal option to extend the lease for an additional term of five years. The following components of lease expense are included in the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$484	$474	$1,002	$978
Net lease cost	$484	$474	$1,002	$978

As of June 30, 2026, the weighted-average remaining operating lease term was 5.4 years and the weighted-average discount rate for operating leases was 8.44%. Cash paid for amounts included in the measurement of operating lease liabilities during the six months ended June 30, 2026 was $0.8 million. The balance sheet classification of lease liabilities was as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Liabilities
Lease liability current portion	$1,913	$1,044
Lease liability non-current	7,141	7,021
Total lease liability	$9,054	$8,065

As of June 30, 2026, the maturities of lease liabilities were as follows:

Operating
(in thousands)	leases
Remainder of 2026	$1,034
2027	1,965
2028	2,162
2029	2,200
2030	2,239
After 2031	1,705
Total lease payments	11,305
Less: interest	(2,251)
Present value of lease liabilities(*)	$9,054

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

LFB Group is eligible to receive royalty payments on net sales of ublituximab at a royalty rate that escalates from mid-single digits to high-single digits. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or fifteen years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party. During the three and six months ended June 30, 2026, the Company recorded $24.4 million and $45.0 million, respectively, related to the worldwide royalty due under the LFB License Agreement in cost of revenue. As of June 30, 2026, $24.3 million in royalties payable under the LFB License Agreement remains outstanding in accounts payable and accrued expenses.

Neuraxpharm Commercialization Agreement

In July 2023, the Company entered into the Commercialization Agreement with Neuraxpharm. The Company granted Neuraxpharm the exclusive right to commercialize BRIUMVI in certain territories outside the United States, Canada, and Mexico, the commercialization rights for which had been previously retained by the Company, thus, and excluding certain Asian countries subject to previously existing partnerships. Under the terms of the Commercialization Agreement, the Company received a one-time, non-refundable payment of $140.0 million upon contract execution and a $12.5 million milestone payment upon the first key market commercial launch in the EU. The Company is eligible to receive up to an additional $492.5 million in milestone-based payments upon achievement of certain launch and commercial milestones. In addition, the Company will receive tiered double-digit royalties on net product sales up to 30%. During the three and six months ended June 30, 2026, royalty revenue of $3.6 million and $6.3 million, respectively, was recognized.

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

As of June 30, 2026, the Company had $31.4 million of deferred revenue related to optional purchases for which the performance obligation had not been met. This includes $3.6 million recorded in accounts receivable, net for consideration the Company has an unconditional right to receive from Neuraxpharm under the Commercialization Agreement. The Company reevaluates the consideration received, and performance obligations satisfied, at the end of each reporting period. Such reevaluations  may result in a change to the amount of product revenue, net, recognized and deferred revenue.

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

Precision will be eligible to receive up to $286 million in additional milestone payments based on the achievement of certain clinical, regulatory, and commercial milestones. In addition, the Company is obligated to pay Precision high-single-digit to low-double-digit royalties on net sales of the licensed product on a country-by-country basis until the latest to occur of patent expiration, loss of regulatory exclusivity, and a period of ten years following the first commercial sale of the licensed product in such country. As of June 30, 2026, none of the remaining near-term clinical milestones have been achieved.

MaxCyte

On February 10, 2025, the Company entered into the Strategic Platform License Agreement with MaxCyte, Inc (MaxCyte), which granted a non-exclusive, non-transferable license for the Company to use MaxCyte’s cell loading technology (licensed technology) to develop and commercialize products for the treatment of autoimmune and other non-oncology diseases and conditions, including azer-cel, licensed by the Company from Precision in January 2024.

MaxCyte is eligible to receive royalty payments on net sales of approved products developed with the licensed technology at a royalty rate in the low-single digits. Upon the achievement of the first dosing of a human subject in a pivotal trial for a product developed with the licensed technology the Company will make a $1.0 million payment to MaxCyte. MaxCyte is also eligible to receive up to $13.0 million in additional milestone payments based on the achievement of certain regulatory and marketing approvals. The Company is required to pay an annual licensing fee of approximately $0.2 million for access to the licensed technology.

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

NOTE 10 - INCOME TAXES

For the six months ended June 30, 2026 and 2025, the Company recorded income tax expense of $3.0 million and income tax expense of $3.1 million, respectively. The effective tax rates for the six months ended June 30, 2026 and 2025, were 9.9% and 8.6%, respectively. For the six months ended June 30, 2026, the effective tax rate differs from the federal statutory rate primarily due to state income taxes, research and development tax credit, and stock based compensation. For the six months ended June 30, 2025, the effective tax rate differs from the federal statutory rate primarily due to state income taxes, research and development tax credit, and change in valuation allowance.

For the three months ended June 30, 2026 and 2025, the Company recorded income tax expense of $2.5 million and income tax expense of $2.7 million, respectively. The effective tax rates for the three months ended June 30, 2026 and 2025, were 24.0% and 8.8%, respectively. For the three months ended June 30, 2026, the effective tax rate differs from the federal statutory rate primarily due to state income taxes, research and development tax credit, and stock based compensation. For the three months ended June 30, 2025, the effective tax rate differs from the federal statutory rate primarily due to state income taxes, research and development tax credit, and change in valuation allowance.

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

As of  September 30, 2025, based on the relevant weight of positive and negative evidence, including improved and sustained profitability trends as well as consideration of the Company's expected future taxable earnings, the Company concluded that it is more likely than not that its U.S. federal and certain state deferred tax assets are realizable. As such, the Company released $371.7 million of its valuation allowance associated with the U.S. federal and state deferred tax assets, except for those related to certain state net operating loss carryforwards. The Company continues to maintain a full or partial valuation allowance against certain state attributes as of  June 30, 2026, because the Company concluded it is not more likely than not to be realized, as the Company expects certain state attribute generation in future years to exceed its ability to use these deferred tax assets.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company contracts with various third parties to conduct certain activities including clinical operations and contract manufacturing, and for the clinical and commercial supply of BRIUMVI. Certain contracts contain non-cancellable features or require the Company to make binding forecasts for future purchases. As of  June 30, 2026, the Company had aggregate non-cancelable purchase commitments of $219.8 million, of which $105.7 million, and $114.1 million are expected to be incurred in the years 2027 and 2028, respectively. These amounts do not represent the Company’s entire anticipated purchase requirements, as the amounts of such obligations will ultimately be dependent on the timing of future orders and the terms of the existing and future agreements, which cannot be reasonably estimated at this time.

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

RECENT EVENTS

ENHANCE Phase 3 Trial in RMS

In May 2026, we announced positive topline results from the Phase 3 ENHANCE trial, a randomized, double-blind study evaluating a consolidated single infusion regimen for initiation of BRIUMVI® (ublituximab-xiiy) in adults with relapsing forms of multiple sclerosis (RMS). The trial met its primary endpoint, demonstrating bioequivalent drug exposure between the currently approved BRIUMVI initiation infusion dosing regimen of 150 mg on Day 1 and 450 mg on Day 15 and a consolidated single 600 mg infusion on Day 1, eliminating the need for a Day 15 infusion.

Subcutaneous BRIUMVI in RMS

In June 2026, we announced positive pharmacokinetic (PK), pharmacodynamic (PD), safety, and tolerability data from the Phase 1 clinical trial evaluating subcutaneous formulation of ublituximab (the active agent in BRIUMVI®). The PK and PD data from the Phase 1 clinical trial support quarterly subcutaneous BRIUMVI dosing regimen which is currently under evaluation in the fully enrolled Phase 3 trial. Topline data from the Phase 3 trial is expected around year-end 2026 or first quarter 2027.

BRIUMVI in Myasthenia Gravis

In June 2026, we announced positive topline data from our Phase 1 clinical trial for BRIUMVI in patients with myasthenia gravis (MG) and the initiation of a Phase 2 clinical trial evaluating BRIUMVI as a maintenance therapy following induction with efgartigimod in adult patients with MG.

BRIUMVI in Schizophrenia

In July 2026, we announced the initiation of a Phase 2 clinical trial evaluating BRIUMVI in adults with treatment-resistant schizophrenia.

OUR PRODUCTS

We currently license worldwide development and commercial rights, subject to certain limited geographical restrictions, for all of our products under development. The following table summarizes select ongoing and planned clinical development programs for our lead drug candidates as of July 2026.

Clinical Drug Candidate: (molecular target)	Disease	Stage/Status of Development
BRIUMVI (anti-CD20 mAb)	RMS	APPROVED
BRIUMVI (simplified dosing) ENHANCE Trial	RMS	Phase 3 completed enrollment and positive topline Phase 3 data announced
BRIUMVI	Myasthenia Gravis	Phase 2 enrolling
BRIUMVI	Schizophrenia	Phase 2 enrolling
Ublituximab subcutaneous (anti-CD20 mAb)	RMS	Phase 3 completed enrollment
Azer-cel (anti-CD19)	Progressive Forms of Multiple Sclerosis and B-cell Disorders	Phase 1 enrolling

BRIUMVI (ublituximab-xiiy) Overview

Development of BRIUMVI

BRIUMVI is an anti-CD20 monoclonal antibody that can be administered to adults with RMS in a one-hour infusion every 24 weeks, following the starting dose. BRIUMVI received approval from the FDA primarily based on results from the ULTIMATE I and ULTIMATE II Phase 3 trials. Each trial was an independent global, randomized, multi-center, double-blinded, double-dummy, active-controlled study comparing the efficacy and safety/tolerability of BRIUMVI (450mg dose administered by one-hour intravenous infusion every 6 months, following a day 1 infusion of 150mg over four hours and a day 15 infusion of 450mg over one hour) versus teriflunomide (14mg oral tablets taken once daily) in adult subjects with RMS.

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

●	On August 22, 2022, the full results from the ULTIMATE I & II trials were published in the New England Journal of Medicine.
●	On December 28, 2022, we announced the U.S. Food and Drug Administration (FDA) approved BRIUMVI for the treatment of relapsing forms of multiple sclerosis (RMS), to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults.
●	On February 27, 2024, we announced the issuance of three additional patents by the United States Patent and Trademark Office (USPTO) for BRIUMVI, which extended patent protection through 2042.
●	In February 2026, five-year data from the ongoing open label extension (OLE) of the Phase 3 ULTIMATE I and II studies were published in JAMA Neurology.
●	In May 2026, we announced positive topline results from the Phase 3 ENHANCE trial, a randomized, double-blind study evaluating a consolidated single infusion regimen for initiation of BRIUMVI in adults with relapsing forms of multiple sclerosis (RMS). The trial met its primary endpoint, demonstrating bioequivalent drug exposure between the currently approved initiation infusion dosing regimen of 150 mg on Day 1 and 450 mg on Day 15 and a consolidated single 600 mg infusion on Day 1, eliminating the need for a Day 15 infusion.
●	In June 2026, data from a post-hoc pooled analysis of the Phase 3 ULTIMATE I and II studies evaluating BRIUMVI in treatment-naïve adult patients with RMS was published in Frontiers in Immunology.
●	In July 2026, we announced the initiation of a Phase 2 clinical trial evaluating BRIUMVI in adults with treatment-resistant schizophrenia.

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

BRIUMVI is now approved in the European Union, the United Kingdom, Switzerland, Australia, Kuwait, the United Arab Emirates, Israel, Saudi Arabia and Brazil.

Subcutaneous Ublituximab Overview

In August 2024, we announced the initiation of a Phase 1 clinical trial evaluating subcutaneous ublituximab (the active ingredient in BRIUMVI), and sometimes otherwise referred to as “subcutaneous BRIUMVI" in patients with RMS.

In January 2025, we announced the first patients with myasthenia gravis (MG) had been enrolled in a clinical trial evaluating subcutaneous ublituximab.

In September 2025, we announced enrollment commenced in the Phase 3 pivotal program evaluating subcutaneous ublituximab. The Phase 3 pivotal program is a randomized, open label, parallel-group, multicenter study designed to evaluate the pharmacokinetics, pharmacodynamics, safety, radiological and clinical effects of subcutaneous ublituximab compared to IV BRIUMVI in adult participants with RMS. Participants were randomized into one of three arms: 8-week regimen of subcutaneous ublituximab, 12-week regimen of subcutaneous ublituximab or the currently approved IV BRIUMVI dosing schedule. The primary endpoint of the trial is to demonstrate non-inferior exposure of subcutaneous ublituximab compared to IV BRIUMVI as measured by area under the curve (AUC) at week 24. In April 2026, we announced the trial completed enrollment and topline data is expected around year-end 2026 or first quarter 2027.

In June 2026, we announced positive PK, PD, safety, and tolerability data from a Phase 1 clinical trial evaluating a high-concentration (400 mg/2 mL) subcutaneous ublituximab as compared to IV BRIUMVI. Over 100 patients had been treated in the trial, including more than 80 patients who received subcutaneous BRIUMVI across multiple dose levels (50 mg – 400 mg) in single and multiple dose cohorts. More than 225 subcutaneous injections of BRIUMVI were administered, of which over 75% were 400 mg (2 mL) injections. Key data highlights included:

Bioavailability/Pharmacokinetics (Drug Exposure):

●

The overall concentration-time profile of subcutaneous BRIUMVI was consistent with expectations for a subcutaneous formulation, with a gradual absorption phase and lower peak concentrations relative to IV, and linear pharmacokinetics were observed over the entire dose range evaluated.

●	Subcutaneous BRIUMVI demonstrated mean bioavailability of greater than 60% relative to IV administration, with the lower bound of the 95% confidence interval exceeding 55%.
●	PK modeling and simulation informed by the Phase 1 bioavailability data support the conclusion that:
o

The quarterly subcutaneous dosing regimen that is being evaluated in the Phase 3 trial would achieve non-inferior total drug exposure over 24 weeks (AUC 0-Wk24) with an estimated geometric mean ratio (GMR) of 1.21 (with a lower bound of the 90% confidence interval at 1.15), as compared to IV BRIUMVI

o

The every other month subcutaneous dosing regimen that is also being evaluated in the Phase 3 trial, would achieve non-inferior total drug exposure over 24 weeks (AUC 0-Wk24) with an estimated GMR of 1.58 (with a lower bound of the 90% confidence interval at 1.50), as compared to IV BRIUMVI

o

The lower bound of the 90% confidence intervals for both dosing regimens being evaluated in Phase 3 would exceed the threshold required to establish non-inferiority (>0.80), which is the primary endpoint of the ongoing Phase 3 trial.

Pharmacodynamics (Biologic Activity):

●	Treatment with subcutaneous BRIUMVI resulted in B-cell depletion consistent with IV BRIUMVI, supporting the biological activity of the subcutaneous formulation.

Safety & Tolerability:

●	Subcutaneous administration was generally well tolerated, with treatment-emergent adverse events (TEAEs) consistent with the known safety profile of IV BRIUMVI.
●

Local injection-site reactions were infrequent, occurring in less than 5% of patients, and systemic injection-related reactions occurred in approximately 21% of patients. Local and systemic injection reactions were not dose dependent and predominantly occurred at the first injection and resolved in 100% of patients.

●	No serious injection-site reactions and no new safety signals were observed.

In June 2026, we announced positive topline data from an ongoing Phase 1 clinical trial evaluating subcutaneous BRIUMVI in patients with AChR-antibody-positive MG. 11 patients were treated across cohorts that demonstrated subcutaneous BRIUMVI exposure at least equivalent to the approved IV BRIUMVI regimen. Key data highlights included:

●	Consistent reductions from baseline were observed across all myasthenia gravis outcome measures over time following treatment with subcutaneous BRIUMVI
●	At Week 24, 82% of patients achieved the Minimal Clinically Important Difference (MCID) in MG-ADL, defined as a decrease of ≥ 2, with a median time to MCID of 30 days
●	Overall, a mean 4.6 point improvement in MG-ADL was observed at Week 24
●	Subcutaneous BRIUMVI was generally well tolerated, with a safety profile appearing consistent with the established safety profile of IV BRIUMVI in patients with multiple sclerosis

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

In August 2025, we announced the first patient with progressive multiple sclerosis had been dosed with azer-cel in a Phase 1 trial. The Phase 1 trial has now been expanded to include patients with other B-cell disorders.

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

For the six months ended June 30, 2026, we generated revenue of $445.3 million and generated operating income and positive cash flows from operations. We will continue to invest in our research and development programs and in selling, general and administrative activities to support our commercialization efforts, while maintaining discipline around overall expense growth relative to revenue. Our operating results and cash flows have fluctuated in the past and may continue to vary significantly from period to period. We will need to generate substantial revenues to sustain profitability and positive cash flow over the long term.

As of June 30, 2026, our accumulated deficit was approximately $1.1 billion, and we had $612.3 million in cash and cash equivalents, and investment securities, excluding equity investments. Based on our current operating plan and results, we anticipate that our existing cash, cash equivalents, and investment securities, together with projected future revenues, will be sufficient to fund operations and meet our liquidity needs for more than twelve months after the date of filing of this Quarterly Report on Form 10-Q.

The actual level of cash required for operations will depend on numerous factors, including, among others, the scope of commercialization activities for BRIUMVI, the timing of collection of receivables from our customers on extended payment terms, the timing and design of clinical trials for our product candidates, and the costs associated with licensing or acquiring new product candidates. We do not currently expect to need to raise additional capital to fund our ongoing operations, but may from time to time seek additional financing to support strategic initiatives, including potential business development activities.

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

RESULTS OF OPERATIONS

The following table summarizes the results of operations for the three months ended June 30, 2026 and 2025:

	Three months ended
	June 30,
(in thousands)	2026	2025	Change
Product revenue, net	$235,794	138,843	96,951
License, milestone, royalty and other revenue	4,541	2,305	2,236
Total Revenue	$240,335	$141,148	$99,187

Costs and expenses:
Cost of revenue	41,194	18,938	22,256
Research and development:
Stock-based compensation	8,070	4,318	3,752
Other research and development	87,267	27,464	59,803
Total research and development	95,337	31,782	63,555

General and administrative:
Stock-based compensation	19,805	12,044	7,761
Other selling, general and administrative	62,325	43,541	18,784
Total general and administrative	82,130	55,585	26,545

Total costs and expenses	218,661	106,305	112,356

Interest expense	16,572	6,716	9,856
Other income	(5,132)	(2,793)	(2,339)
Total other expense	11,440	3,923	7,517

Net income before taxes	10,234	30,920	(20,686)
Income tax expense	(2,453)	(2,733)	280
Net income	$7,781	$28,187	$(20,406)

Product Revenue, Net. Product revenue, net was approximately $235.8 million for the three months ended June 30, 2026, compared to $138.8 million for the three months ended June 30, 2025. Product revenue, net for both the three months ended June 30, 2026 and June 30, 2025 consisted of net product sales of BRIUMVI in the United States of $227.7 million and $138.8 million, respectively. Also included in product revenue, net for the three months ended June 30, 2026 is sales of BRIUMVI to our ex-U.S. licensing partner, Neuraxpharm, of $8.1 million. The increase in product revenue, net is a result of greater market penetration of BRIUMVI in the United States and from commercial product sales supplied to Neuraxpharm under the Commercialization Agreement.

License, Milestone, Royalty and Other Revenue. License, milestone, royalty and other revenue was $4.5 million for the three months ended June 30, 2026 and $2.3 million for the three months ended June 30, 2025. License, milestone, royalty and other revenue for the three months ended June 30, 2026 is comprised of $3.6 million of royalty revenue recognized under the Commercialization Agreement with Neuraxpharm and $0.9 million of consideration received for development and regulatory activities performed on behalf of Neuraxpharm in accordance with the Commercialization Agreement (see Note 2 – Revenue for more information).

Cost of Revenue. Cost of revenue for the three months ended June 30, 2026 was $41.2 million compared to approximately $18.9 million for the three months ended June 30, 2025. Cost of revenue for both periods consisted primarily of royalties owed to our licensing partner for BRIUMVI sales, as well as third-party manufacturing, distribution and overhead costs. The increase was primarily driven by growth in BRIUMVI U.S. sales volume and sales to our ex-U.S. licensing partner, Neuraxpharm, during the three months ended June 30, 2026. There were no sales to Neuraxpharm during the three months ended June 30, 2025. Gross margin on BRIUMVI U.S. net product revenue remained approximately 87% during the three months ended June 30, 2026. Total gross margin was approximately 83%, reflecting the impact of sales to Neuraxpharm and other revenue sources, which carry different margins than BRIUMVI U.S. net product revenue.

Stock-Based Compensation Expense (Research and Development). Stock-based compensation expense (research and development) related to equity incentive grants and liability-classified awards totaled $8.1 million for the three months ended June 30, 2026, as compared to $4.3 million during the comparable period ended June 30, 2025. The increase in stock-based compensation expense for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to the mark-to-market impact on stock tracking units, an increase in headcount, and greater recognition of stock-based compensation expense for performance and market-based awards.

Other Research and Development Expense. Other research and development expense was $87.3 million for the three months ended June 30, 2026, as compared to $27.5 million during the three months ended June 30, 2025. The increase in research and development expense during the three months ended June 30, 2026 was primarily attributable to an increase in manufacturing expense in connection with our subcutaneous development work, as well as other R&D manufacturing activities.

Stock-Based Compensation Expense (Selling, General and Administrative). Stock-based compensation expense (selling, general and administrative) related to equity incentive grants and liability-classified awards totaled $19.8 million for the three months ended June 30, 2026, as compared to $12.0 million during the comparable period ended June 30, 2025. The increase in stock-based compensation expense was primarily due to the mark-to-market impact on stock trading units, greater recognition of stock-based compensation expense for performance and market-based awards, and an increase in headcount during the three months ended June 30, 2026.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses totaled $62.3 million for the three months ended June 30, 2026, as compared to $43.5 million during the comparable period ended June 30, 2025. The increase was primarily due to marketing and media spend, and personnel-related costs associated with the commercialization of BRIUMVI during the three months ended June 30, 2026.

Interest Expense. Interest expense totaled $16.6 million for the three months ended June 30, 2026, as compared to $6.7 million for the three months ended June 30, 2025. The increase is mainly due to increased interest expense pertaining to the First Amendment to the Financing Agreement with Blue Owl Capital during the three months ended June 30, 2026 (see Note 7 – Loan Payable for more information).

Other Income. Other income totaled $5.1 million for the three months ended June 30, 2026, as compared to $2.8 million during the comparable period ended June 30, 2025. The increase is mainly due to more income earned from investments during the three months ended June 30, 2026.

Income Tax Expense. Income tax expense totaled $2.5 million for the three months ended June 30, 2026, as compared to income tax expense of $2.7 million during the comparable period ended June 30, 2025. The decrease was primarily due to lower pre-tax income for the three months ended June 30, 2026, partially offset by a higher effective tax rate following the release of our deferred tax asset valuation allowance during the quarter ended September 30, 2025.

The following table summarizes the results of operations for the six months ended June 30, 2026 and 2025:

	Six months ended
	June 30,
(in thousands)	2026	2025	Change
Product revenue, net	$437,102	$258,498	$178,604
License, milestone, royalty and other revenue	8,151	3,506	4,645
Total Revenue	$445,253	$262,004	$183,249

Costs and expenses:
Cost of revenue	74,704	34,479	40,225
Research and development:
Noncash compensation	12,945	7,649	5,296
Other research and development	130,788	70,495	60,293
Total research and development	143,733	78,144	65,589

General and administrative:
Noncash compensation	34,880	23,684	11,196
Other selling, general and administrative	135,467	82,232	53,235
Total general and administrative	170,347	105,916	64,431

Total costs and expenses	388,784	218,539	170,245

Interest expense	24,238	13,473	10,765
Loss on extinguishment of debt	9,153	—	9,153
Other income	(7,519)	(6,396)	(1,123)
Total other expense	25,872	7,077	18,795

Net income before taxes	30,597	36,388	(5,791)
Income tax expense	(3,039)	(3,141)	102
Net income	$27,558	$33,247	$(5,689)

Product Revenue, Net. Product revenue, net was approximately $437.1 million for the six months ended June 30, 2026, compared to $258.5 million for the six months ended June 30, 2025. Product revenue, net for both the six months ended June 30, 2026 and June 30, 2025 consisted of net product sales of BRIUMVI in the United States of $422.5 million and $258.5 million, respectively. Also included in product revenue, net for the six months ended June 30, 2026 is sales of BRIUMVI to our ex-U.S. licensing partner, Neuraxpharm, of $14.6 million. The increase in product revenue, net is a result of greater market penetration of BRIUMVI in the United States and from commercial product sales supplied to Neuraxpharm under the Commercialization Agreement.

License, Milestone, Royalty and Other Revenue. License, milestone, royalty and other revenue was $8.1 million for the six months ended June 30, 2026 and $3.5 million for the six months ended June 30, 2025. License, milestone, royalty and other revenue for the six months ended June 30, 2026 is comprised of $6.3 million of royalty revenue recognized under the Commercialization Agreement with Neuraxpharm and $1.8 million of consideration received for development and regulatory activities performed on behalf of Neuraxpharm in accordance with the Commercialization Agreement (see Note 2 – Revenue for more information).

Cost of Revenue. Cost of revenue for the six months ended June 30, 2026 was $74.7 million compared to approximately $34.5 million for the six months ended June 30, 2025. Cost of revenue for both periods consisted primarily of royalties owed to our licensing partner for BRIUMVI sales, as well as third-party manufacturing, distribution and overhead costs. The increase was primarily driven by growth in BRIUMVI U.S. sales volume and sales to our ex-U.S. licensing partner, Neuraxpharm, during the six months ended June 30, 2026. There were no sales to Neuraxpharm during the six months ended June 30, 2025. Gross margin on BRIUMVI U.S. net product revenue remained approximately 87% during the six months ended June 30, 2026. Total gross margin was approximately 83%, reflecting the impact of sales to Neuraxpharm and other revenue sources, which carry different margins than BRIUMVI U.S. net product revenue.

Stock-Based Compensation Expense (Research and Development). Stock-based compensation expense (research and development) related to equity incentive grants and liability-classified awards totaled $12.9 million for the six months ended June 30, 2026, as compared to $7.6 million during the comparable period ended June 30, 2025. The increase in stock-based compensation expense was primarily due to the mark to market impact on stock tracking units, greater recognition of stock-based compensation expense for performance and market-based awards, and an increase in headcount during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Other Research and Development Expense. Other research and development expense was $130.8 million for the six months ended June 30, 2026, as compared to $70.5 million during the six months ended June 30, 2025. The increase in research and development expense during the six months ended June 30, 2026 was primarily attributable to an increase in manufacturing expense in connection with our subcutaneous development work, as well as other R&D manufacturing activities, and increased clinical trial related expenses pertaining to our clinical pipeline during the period ended June 30, 2026.

Stock-Based Compensation Expense (Selling, General and Administrative). Stock-based compensation expense (selling, general and administrative) related to equity incentive grants and liability-classified awards totaled $34.9 million for the six months ended June 30, 2026, as compared to $23.7 million during the comparable period ended June 30, 2025. The increase in stock-based compensation expense was primarily due to the mark-to-market impact on stock trading units, greater recognition of stock-based compensation expense for performance and market-based awards, and an increase in headcount during the six months ended June 30, 2026.

Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses totaled $135.5 million for the six months ended June 30, 2026, as compared to $82.2 million during the comparable period ended June 30, 2025. The increase was primarily due to marketing and media spend, and personnel-related costs associated with the commercialization of BRIUMVI during the six months ended June 30, 2026.

Interest Expense. Interest expense totaled $24.2 million for the six months ended June 30, 2026, as compared to $13.5 million for the six months ended June 30, 2025. The increase is mainly due to increased interest expense pertaining to the First Amendment to the Financing Agreement with Blue Owl Capital during the six months ended June 30, 2026 (see Note 7 – Loan Payable for more information).

Loss on extinguishment of debt. Loss on extinguishment of debt totaled $9.2 million for the six months ended June 30, 2026 related to the write-off of unamortized deferred financing and debt discount costs, as well as prepayment fees associated with the Initial Term Loan with Blue Owl Capital, as compared to zero for the six months ended June 30, 2025 (see Note 7 – Loan Payable for more information).

Other Income. Other income totaled $7.5 million for the six months ended June 30, 2026, as compared to $6.4 million during the comparable period ended June 30, 2025. The increase is mainly due to more income earned from investments during the six months ended June 30, 2026.

Income Tax Expense. Income tax expense totaled $3.0 million for the six months ended June 30, 2026, as compared to income tax expense of $3.1 million during the comparable period ended June 30, 2025. The decrease was primarily due to lower pre-tax income for the six months ended June 30, 2026, partially offset by a higher effective tax rate following the release of our deferred tax asset valuation allowance during the quarter ended September 30, 2025.

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

As of June 30, 2026, our contractual obligations consist primarily of purchase and supply commitments supporting the commercial and clinical manufacture of BRIUMVI. Certain of these agreements include non-cancelable provisions, minimum purchase requirements, or binding forecast commitments. We also maintain lease obligations for our office facilities in New York and North Carolina, which are expected to be funded through operating cash flows.

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

Discussion of Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six months ended
	June 30,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$21,369	$(21,279)
Net cash used in investing activities	$(8,834)	$(16,926)
Net cash provided by (used in) financing activities	$390,914	$(12,545)

Net cash provided by operating activities for the six months ended June 30, 2026 was $21.4 million as compared to net cash used in operating activities of $21.3 million for the six months ended June 30, 2025, representing a $42.6 million improvement year over year.

The improvement was driven by higher non-cash adjustments to reconcile net income to net cash provided by operating activities and favorable working capital changes. Operating cash flow benefited from favorable working capital changes, including a decrease in other current assets as compared to an increase in the six months ended June 30, 2025, a $34.1 million improvement, a smaller increase in accounts receivable, a $6.4 million improvement, and a larger increase in accounts payable and accrued expenses, a $26.0 million improvement. These favorable impacts were partially offset by a larger increase in inventory purchases, a $37.4 million unfavorable year-over-year impact, and a decrease in income taxes payable, a $10.6 million unfavorable year-over-year impact.

Net cash used in investing activities for the six months ended June 30, 2026 was $8.8 million as compared to $16.9 million used in investing activities for the six months ended June 30, 2025. The improvement in net cash used in investing activities was primarily due to decreased investments in held-to-maturity securities during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, partially offset by decreased proceeds from maturity of held-to-maturity securities during the six months ended June 30, 2026.

Net cash provided by financing activities for the six months ended June 30, 2026 was approximately $390.9 million as compared to net cash used in financing activities of $12.5 million for the six months ended June 30, 2025. Net cash provided by financing activities during the six months ended June 30, 2026 was mainly due to the proceeds from the 2026 Term Loan, net of financing costs paid, partially offset by the repurchase of stock under our share repurchase program. Net cash used in financing activities during the six months ended June 30, 2025 was mainly due to the repurchase of stock under our share repurchase program.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, legislative and regulatory proposals in the United States have included “most favored nation” (MFN) or international reference pricing models that would tie reimbursement or net prices for certain drugs to the lowest price available in other countries. Adoption or expansion of MFN or similar reference pricing policies could result in downward pressure on U.S. pricing if BRIUMVI or any of our future products are sold at lower net prices in ex-U.S. markets. Because we have partnered the rights to commercialize BRIUMVI in territories outside of the U.S. and do not control pricing, reimbursement negotiations or commercial strategy in those territories, we may have limited ability to influence ex-U.S. pricing decisions that could be used as reference points under MFN or similar frameworks. As a result, pricing determinations made by our collaboration partner in Europe, including in response to local market access dynamics or governmental requirements, could adversely affect the reimbursement or net price realized for BRIUMVI in the U.S. or other markets, which could have a material adverse effect on our revenues and results of operations.

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

We have entered into a Commercialization Agreement for the sale of BRIUMVI in certain territories outside the U.S., Canada and Mexico, the commercialization rights for which had been previously retained by the Company, which excludes certain countries in Asia subject to previously existing partnerships. We may enter into additional agreements in the future to facilitate commercialization of BRIUMVI and/or future products that receive approval in markets outside the U.S. through partnerships. In February 2024, BRIUMVI was first made available in the European market by Neuraxpharm in Germany and is now commercially available in several other jurisdictions outside of the U.S. However, there are also risks with entering into these types of arrangements with third parties to perform sales, marketing and distribution services. For example, we may not be able to enter into such arrangements on terms that are favorable to us. Our drug revenues or the profitability of these drug revenues to us are likely to be lower than if we were to market and sell any products or product candidates that we develop ourselves. In addition, we likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product or product candidates effectively. If we decide to build and maintain a commercial infrastructure on our own in markets outside of the U.S., we expect to incur significant expenses, which could have a negative impact on our cash resources. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drug candidates. Further, our business, results of operations, financial condition and prospects could be materially adversely affected.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of losses and our ability to maintain profitability in the future remains uncertain. We expect to incur significant expenses for the foreseeable future as we commercialize BRIUMVI and advance our other product candidates through clinical trials, seek regulatory approvals and pursue commercialization.

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in January 2012 and currently have one marketed product, BRIUMVI, which received approval from the FDA in December 2022. We have focused our efforts and financial resources on clinical trials, manufacturing of our products and product candidates, establishing a commercial infrastructure and preparing to support a commercial product. To date, we have financed our operations primarily through public offerings of our common stock and debt financing, and product revenues generated from BRIUMVI. We expect to continue to incur significant research and development expenses, as well as significant commercialization and outsourced manufacturing expenses as we continue to commercialize BRIUMVI and advance our other product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses, or for how long we may continue to experience profitability. We may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to maintain profitability depends upon our ability to generate substantial revenue. Our prior losses have had and will continue to have an adverse effect on our stockholders’ deficit and working capital should we be unable to maintain profitability in future periods.

To remain profitable, we must succeed in developing (or in-licensing) and commercializing our products or product candidates, and continue to successfully commercialize BRIUMVI. It is uncertain when and if we will generate or continue to generate any significant revenue from the sale of our product or any product candidates, if approved, in the future. Furthermore, no assurance can be given that we will meet revenue and operating expenses projections or guidance with respect to BRIUMVI or our product candidates, if approved. To obtain significant and sustained revenues and meet our revenue and operating expenses projections or guidance, we must succeed, either alone or with others, in obtaining and maintaining regulatory approval for our products and product candidates and manufacturing, marketing and selling our product and product candidates. Our ability to generate sustained revenue depends on a number of factors, including, but not limited to, our ability to:

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

We may seek additional capital to support our business, strategic initiatives or other corporate purposes, and if adequate financing is not available when needed, our business and growth prospects could be adversely affected.

The development and commercialization of innovative therapies is capital intensive. We expect to continue to invest substantially in the commercialization and lifecycle management of BRIUMVI, including the generation of additional clinical data to support its long-term commercial adoption and potential expansion into additional indications and formulations. We also expect to continue investing in the advancement of our clinical pipeline, including programs evaluating subcutaneous (SubQ) ublituximab, optimization of intravenous BRIUMVI for patients with RMS, the evaluation of BRIUMVI in additional autoimmune diseases, azer-cel for the treatment of primary progressive multiple sclerosis, and other current or future development programs. In addition, we expect to continue to incur significant research and development, manufacturing, commercialization and general and administrative expenses as we execute our business strategy.

Although we believe that our existing cash, cash equivalents, investments, anticipated revenues from BRIUMVI and other available sources of capital will be sufficient to fund our currently planned operations for the foreseeable future, our future capital requirements will depend on many factors, including:

 ~~●~~ 	the commercial performance of BRIUMVI and any future approved products;
 ~~●~~ 	the timing, scope, costs and results of our research and development programs and clinical trials;
 ~~●~~ 	the costs of manufacturing clinical and commercial product supply;
 ~~●~~ 	the timing and costs associated with obtaining and maintaining regulatory approvals and satisfying post-marketing requirements;  ~~;~~
 ~~●~~ 	the costs of expanding our commercial infrastructure and supporting future product launches;
 ~~●~~ 	our ability to enter into and timing of strategic collaborations, licensing arrangements and/or other business development transactions;
 ~~●~~ 	the costs of protecting, maintaining and enforcing our intellectual property rights and defending against third-party claims; and
 ~~●~~ 	opportunities to acquire, license or invest in additional technologies, product candidates or businesses.

We may from time to time opportunistically seek additional capital through equity offerings, debt financings, strategic collaborations, licensing arrangements or other financing transactions to support our business, pursue strategic opportunities, strengthen our balance sheet or for other corporate purposes. There can be no assurance that such financing will be available on acceptable terms, or at all.

If adequate capital is not available when needed, we may be required to delay, scale back or discontinue research and development programs, reduce commercialization activities, postpone or forgo strategic acquisitions, licensing transactions or other growth opportunities, or otherwise modify our business strategy. In addition, any future equity financing could be dilutive to our stockholders, while debt financing could increase our leverage and impose additional financial and operating restrictions.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates and occupy valuable management time and resources.

We may experience the need to or choose to opportunistically raise additional capital through a combination of public and private equity offerings, debt financings, collaborations, strategic alliances, licensing agreements or other arrangements. We do not have any committed external source of funds, other than funds already borrowed under our term loan facility of $750 million (the 2026 Term Loan) and an uncommitted additional facility in an aggregate principal amount up to $250 million pursuant to the financing agreement, dated August 2, 2024, as amended on March 18, 2026, that we entered into with Blue Owl Capital Corporation, as administrative agent, and Blue Owl Capital (the Financing Agreement) (see Note 7 – Loan Payable to our consolidated financial statements for more information). The private credit industry and related investments in credit funds have been subject to increased risks, regulatory scrutiny and negative publicity as well as certain high-profile defaults and bankruptcies. Such investments are subject to potential deterioration as adverse changes in macroeconomic conditions and changes in investment strategies may adversely impact the investment. If a significant global market correction or downturn results in a material adverse effect on our lenders or if our lenders are involved in defaults or bankruptcies, it may impair our ability to refinance our 2026 Term Loan or raise additional capital from them, if we found it necessary or desirable to do so. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect the rights of our common stockholders. We may also seek funds through collaborations, strategic alliances or licensing arrangements with third parties at a time that is not desirable to us and we may be required to relinquish valuable rights to some intellectual property, future revenue streams, research programs or products and product candidates or to grant licenses on terms that may not be favorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, which could limit our ability to expand our business operations and could harm our overall business prospects.

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

On August 2, 2024, we entered into a term loan facility of $250 million with Blue Owl Capital Corporation, as administrative agent, HealthCare Royalty and Blue Owl Capital (the Initial Term Loan). The Initial Term Loan is governed by the Financing Agreement, which provides for (i) a single draw of the Initial Term Loan on the Closing Date and (ii) an uncommitted additional facility in an aggregate principal amount of $100 million. On March 18, 2026, we entered into a first amendment to the Financing Agreement to repay in full the Initial Term Loan and enter into the 2026 Term Loan with Blue Owl Capital. The 2026 Term Loan will mature on March 18, 2031 (see Note 7 – Loan Payable to our consolidated financial statements for more information).

All obligations under the Financing Agreement are secured by a lien on substantially all of our assets and the assets of certain of our subsidiaries as guarantors. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including, among other things:

●	increasing our vulnerability to adverse economic and industry conditions;
●	limiting our ability to obtain additional financing on acceptable terms;
●	requiring the dedication of a substantial portion of our cash flow from operations to service debt, reducing cash available for other purposes;
●	limiting our flexibility to plan for, or react to, changes in our business; and
●	placing us at a possible competitive disadvantage relative to competitors that are less leveraged or have better access to capital.

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

We are conducting a Phase 3 trial evaluating subcutaneous ublituximab, which is approved in its intravenous (IV) form for the treatment of RMS. While IV BRIUMVI has demonstrated clinical benefit and gained commercial traction, development and commercialization of a subcutaneous version of ublituximab presents unique scientific, formulation, clinical, pharmacologic, manufacturing, regulatory, and operational challenges.

In order to rely on the benefit and risk profile established for IV BRIUMVI in previously conducted pivotal clinical trials, the subcutaneous form of ublituximab requires optimization of pharmacokinetics to attain equivalent exposure to ensure that efficacy and safety are maintained at levels comparable to the approved IV formulation. Pharmacokinetic (PK) and pharmacodynamic (PD) effects may be reduced or altered when administered subcutaneous, which could create significant challenges in the development of a subcutaneous formulation of ublituximab. There is also a risk that systemic exposure, tissue distribution or tissue reactions differ in ways that lead to unforeseen efficacy issues, such as reduced clinical benefit or safety or tolerability issues, including injection site reactions or immunogenicity. These issues may not be apparent in early cuts of clinical data and have the potential to become present or increase with longer-term follow-up. Clinical development of a new formulation often takes place alongside process and formulation development, such that the form of the product evaluated in early-stage testing may not be the final form of the product evaluated in late-stage testing or intended to be commercialized, as is the case for subcutaneous ublituximab development. Furthermore, while early phase clinical trials can provide a general understanding of the bioavailability and tolerability of a subcutaneous product, they are limited in patient number and duration of follow-up, with the pivotal regimen determined through PK/PD modeling and projections. Such differences in safety, efficacy or PK/PD may not be observed until later stage clinical studies with the final formulation of subcutaneous ublituximab.

Furthermore, the development of a subcutaneous formulation, including subcutaneous ublituximab, typically requires additional clinical studies, including bridging studies and the use of delivery devices (e.g., auto-injectors or prefilled syringes), which may introduce new technical, supply chain, or regulatory challenges. While we intend to administer subcutaneous ublituximab using an auto-injector device, to date, all administration has been conducted via syringe, and there can be no guarantee that we will be successful in introducing an auto-injector device into the clinic, or that the clinical properties of ublituximab will not be altered when administered via an auto-injector device. Regulatory agencies may not consider bioequivalence sufficient for approval or may require additional data to demonstrate comparable effectiveness or safety, especially if the subcutaneous formulations have analytical differences. While the primary outcome of the pivotal clinical trial is to establish equivalent exposure, differences in other clinical properties including but not limited to PD effect, safety, tolerability, and immunogenicity may occur. In such cases, while the primary outcome of the clinical study may be met, regulatory agencies may still consider such a product not pharmaceutically equivalent.

Subcutaneous formulation may involve higher concentration of the existing IV product, as in the case of subcutaneous ublituximab, which presents technical and analytical challenges. Concentrated products will have increased viscosity, which will result in decreased yield in the manufacturing process and may increase the cost of goods compared to that of IV BRIUMVI. The high concentration formulations currently under evaluation may not prove to be as stable as the IV BRIUMVI product. If the subcutaneous formulation is determined to have a shorter shelf life, we may require more inventory or reassess the commercial feasibility for distribution. If a shorter shelf life is determined, we may require more inventory or may determine that current products are not commercially feasible for distribution. Additionally, new supply chains have been and will continue to need to be developed, which adds complexity and magnifies the concerns around reliance on third parties, including establishing new vendors, their timeliness and quality of performance and potential for future supply constraints, and other limitations. Furthermore, the altered physical properties of the subcutaneous material have resulted in certain analytical differences from IV BRIUMVI that may require the development of new analytical methods for product characterization and release, if the current analytical methods used for IV BRIUMVI prove to be inadequate to characterize subcutaneous ublituximab. Analytical method development is a complex task that has both technical and regulatory implications, and there can be no assurances given that such development will be successful or be completed in a timely manner.

Even if approved, we cannot guarantee that the subcutaneous formulation of ublituximab will be successfully commercialized or achieve the same level of adoption as the IV formulation. Development, approval, and commercialization of the subcutaneous formulation of ublituximab will take considerable time and will be subject to completion with existing therapies and new therapies that may become available in the future. Failure to develop or obtain regulatory approval for a subcutaneous formulation, or to successfully commercialize it if approved, could materially limit our growth in markets that favor self-administration and reduce our competitive positioning relative to other self-administered therapies.

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

In the United States, federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of healthcare and addressing public concern over access to and affordability of prescription drugs. The Affordable Care Act (ACA) made significant changes to the U.S. healthcare system, which included expanding healthcare coverage through Medicaid and implementation of the individual health insurance mandate; changing coverage and reimbursement of drug products under Medicare, Medicaid and 340B government programs; imposing an annual fee on manufacturers of branded drugs; and expanding government enforcement authority. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. The One Big Beautiful Bill Act (OBBBA) has enacted, among others, changes to eligibility requirements for premium tax credits, which is expected to result in less coverage in the ACA’s health insurance marketplace (Marketplace) over the next few years. The ACA premium tax credits expired at the end of 2025, which resulted in an additional loss of coverage for an estimated 24 million people that were previously enrolled in insurance plans obtained through the Marketplace. In addition, the OBBBA has made other changes to the enrollment and eligibility requirements for Medicaid, which is expected to result in the loss of coverage for certain individuals currently enrolled in Medicaid programs. Further, the Centers for Medicare & Medicaid Services (CMS) has proposed two mandatory payment model pilots, the Guarding U.S. Medicare Against Rising Drug Costs (GUARD) Model, focused on Part D drugs, and Global Benchmark for Efficient Drug Pricing (GLOBE), focused on Part B drugs, which will require pharmaceutical companies to pay additional rebates on certain medicines, including central nervous system agents for the treatment of multiple sclerosis, whose U.S. net-of-discount prices exceed those in certain other countries.

We are uncertain of the impact or outcome of potential executive orders, rescission of rules and policy statements, or new legislation to be enacted, especially with regards to the healthcare regulatory and policy landscape, or the impact they may have on our business. In addition, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort could have an adverse impact on our anticipated product revenues. There have been several U.S. Congressional inquiries and proposed and enacted legislation designed to bring more transparency to drug pricing, reduce the cost of prescription drugs and reform government health care program reimbursement methodologies for prescription drugs. In September 2024, CMS issued a final rule titled “Medicaid Program; Misclassification of Drugs, Program Integrity Updates Under the Medicaid Drug Rebate Program” which may impact our reimbursement and rebate strategy. The ACA expanded the 340B drug discount program to additional facilities for outpatient drugs. These facilities may purchase drugs at the discounted price provided to Medicaid and dispense drugs to people with commercial insurance coverage. This program has greatly expanded over time with qualifying facilities establishing relationships with contract pharmacies, which has continued to exert downward pressure on price and profitability of outpatient medicines. Any changes to Medicaid required rebates could also affect our 340B pricing. Other aspects of the 340B program are subject to ongoing litigation, the resolution of which could impact the scope of the 340B program.

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

Further, executive orders were signed to implement MFN drug pricing policies designed to align certain prescription drug prices in the U.S. to lower prices available in other countries. If such MFN policies are implemented, changes to drug pricing are expected to affect the profitability of pharmaceutical and biotech companies in the U.S. as well as in other countries, as a price referencing policy to the U.S. market could make it commercially unviable to commercialize a drug product in a price constrained market. The details of the proposed policies are unclear and the final terms and impact remain uncertain, and may pose long-term risks to our business and our future commercialization plans of our products and product candidates. In addition, the Fair Prescription Drug Prices for Americans Act was re-introduced in May 2025 and proposes to cap the retail list price of prescription drugs and biological products in the United States at the average retail list price for such product among certain countries. Although it is uncertain if these pricing proposals will take effect, reducing drug prices remains a bipartisan effort and, if made effective, could significantly impact coverage, pricing, and reimbursement for any approved product. These and other similar developments could significantly limit the degree of market acceptance of our products or any of our other product candidates that receive marketing authorization. We expect that healthcare reform measures that may be adopted in the future may result in increased financial liability for manufacturers and additional downward pressure on the price that we may receive for any of our product candidates, if approved. Any reduction in reimbursement from Medicare or other government health care programs may result in a similar reduction in payments from private payors.

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

There is also a great degree of uncertainty regarding how U.S. Supreme Court decisions, including Loper Bright Enterprises v. Raimondo and Corner Post, Inc. v. Board of Governors of the Federal Reserve System, will impact FDA’s enforcement and decision-making authority of regulatory agencies, including those of the FDA. Loper Bright explicitly overturned Chevron deference, which previously gave judicial deference to administrative action by agencies in the executive branch. Further, the Supreme Court’s decision in Corner Post may result in challenges to FDA decisions by new litigants long into the future, resulting in greater uncertainty about our continued operations. In February 2025, an executive order was signed asserting greater authority over all federal agencies, including those established by Congress as independent from direct presidential control. The executive order may lead to continued delays, if not cancellations, of pending and proposed regulations at federal agencies and introduces uncertainty as it subjects all significant regulatory actions by the agencies to the President’s supervision and control. We cannot predict the impact that such executive order, any future executive orders or legislation implementing executive orders may have on our business or our results of operations. Furthermore, legislative and regulatory proposals have been made to expand post-approval requirements, make changes to the Orphan Drug Act and related guidance, reform the 340B Drug Pricing Program, and restrict sales and promotional activities for drugs, which have presented both opportunities and challenges for drug manufacturers participating in the program.

We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. The FDA has made significant policy changes affecting research, testing, regulatory approval or clearance, manufacturing and marketing of FDA-regulated products. The FDA has also adopted certain programs, including the PreCheck Program and Commissioner’s National Priority Review Voucher Program, designed to increase domestic production of FDA-regulated products, and increased enforcement activities by issuing larger numbers of warning letters to pharmaceutical companies related to violation of regulatory standards governing direct-to-consumer advertising. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Changes to healthcare regulation and policies, agency priorities, enforcement initiatives and focus, and coverage and reimbursement for healthcare products and services may be sudden and unexpected, and we may experience increased costs to monitor for such changes and respond to any new requirements affecting our business and operations.

In many international markets, including the EU, the government regulates prescription drug prices, patient access, and/or reimbursement levels to control the biopharmaceutical budget of their government-sponsored healthcare system. The EU and some individual countries have announced or implemented measures and may in the future implement new or additional measures, to reduce biopharmaceutical costs to contain healthcare expenditures. These measures vary by country and may include, among other things, non-coverage decisions, patient access restrictions, international price referencing, mandatory discounts or rebates, and cross-border sales of prescription drugs. These measures may adversely affect our ability to generate revenues or commercialize our product or product candidates in certain international markets.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, which affects average review times at the FDA. Significant workforce reductions and reorganizations at several U.S. health agencies, including the FDA, the HHS, the Centers for Disease Control and Prevention and the National Institutes of Health, have impacted, and may continue to impact, the FDA’s ability to review and approve new medicines and conduct necessary inspections.

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

Numerous other jurisdictions regulate the privacy and security of personal data, such as the General Data Protection Regulation and the United Kingdom equivalent thereof (collectively, GDPR). The GDPR increases obligations with respect to clinical trials conducted in the European Economic Area (EEA), such as in relation to the provision of fair processing notices, exercising data subject rights and reporting certain data breaches to regulators and affected individuals, as well as how we document our relationships with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the European Commission to lack an adequate level of data protection, such as the United States. In July 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S., which may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation.

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

We, directly or through our third-party service providers, may adopt, use or incorporate AI technology and capabilities into information technology systems, software or other tools to help us operate our business more efficiently than existing industry tools. Use of AI technology may introduce operational, cybersecurity, privacy, intellectual property, data-integrity, bias and quality-control risks, including risks arising from inaccurate outputs, inappropriate reliance on AI-generated content, unauthorized use or disclosure of confidential or personal information, and failures by vendors to develop, deploy or monitor AI tools in accordance with applicable requirements. The regulatory framework for AI technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced, enacted or are considering additional laws, regulations, executive orders, guidance and other enforcement initiatives that may affect the development, procurement, deployment and use of AI technology. In addition, existing laws and regulations may be interpreted in ways that would affect the use of AI in our business.

In the EU, the Artificial Intelligence Act (EU AI Act) establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions concerning the impact of AI technology on data privacy may affect our use of AI technologies. Further, interpretation and implementation of intellectual property protection in the field of AI are rapidly evolving and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and relevant system inputs and outputs. If we fail to obtain protection for intellectual property rights for any of our intellectual property that may incorporate or be developed using AI technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products that could adversely affect our business, reputation and financial condition. Further, other parties may have, or in the future may obtain, patents or other proprietary rights that would prevent, limit or interfere with our ability to use any AI technologies that we may develop or use in our business.

The evolving regulatory framework for AI technologies and related implementation standards and enforcement practices remain uncertain, and we cannot yet determine the impact that current or future laws, regulations, standards, agency guidance, enforcement priorities or market perception of such requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. We may need to expend resources to adjust our systems in certain jurisdictions if the laws, regulations, decisions or guidance are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, decisions and/or guidance interpreting existing laws could be significant and would increase our operating expenses. Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could materially and adversely affect our business, financial condition, results of operations, and prospects.

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

Whether conducted through a CRO or through our internal staff, we are solely responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or other enforcement actions that may include civil penalties or criminal prosecution. We and our CROs are required to comply with regulations, including GCP guidelines for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable regulatory authorities outside of the U.S. for any drug candidates in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, clinical investigators, CROs, institutional review boards, and non-clinical laboratories. If we, our CROs, our investigators or other third parties fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable regulatory authorities outside of the U.S. may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our current or future clinical trials comply with GCPs. In addition, our clinical trials must be conducted with drug candidates produced under cGMP regulations. Our failure or the failure of our CROs or Contract Manufacturing Organizations (CMOs) to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and could also subject us to enforcement action. We also are required to register most ongoing clinical trials and post the results of completed clinical trials on government-sponsored databases within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

In July 2023, we entered into a Commercialization Agreement (the Commercialization Agreement) with Neuraxpharm, pursuant to which Neuraxpharm has the right to commercialize BRIUMVI in certain markets outside of the U.S. In February 2024, BRIUMVI was first made available in the European market by Neuraxpharm in Germany and is now commercially available in several other countries in the EU, outside the EU and in the United Kingdom. In addition to the Commercialization Agreement, we may enter into collaboration arrangements with other collaboration and commercialization partners.

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

We may be restricted under our collaboration agreements from entering into future agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. The patent laws of foreign countries may not protect our patent rights to the same extent as the laws of the United States, and we may fail to seek or obtain patent protection in all major markets. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States patent law does. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the federal courts of the United States have taken an increasingly dim view of the patent eligibility of certain subject matter, such as naturally occurring nucleic acid sequences, amino acid sequences and certain methods of utilizing same, which include their detection in a biological sample and diagnostic conclusions arising from their detection. Such subject matter, which had long been a staple of the biotechnology and biopharmaceutical industry to protect their discoveries, is now considered, with few exceptions, ineligible in the first instance for protection under the patent laws of the United States. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in those licensed from a third party.

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

The patents or patent applications owned or filed by us, or by our licensors or other collaborators, may be affected by third-party pre-issuance submissions of prior art to the USPTO, or by opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings. The costs of these proceedings could be substantial, and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by patents and patent applications for our drug candidates is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products or product candidates.

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

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which typically are very expensive, time-consuming and disruptive to our day-to-day business operations. Any claims we assert against accused infringers could provoke these parties to assert counterclaims against us alleging invalidity of our or certain of our subsidiaries’ patents or that we infringe their patents; or provoke those parties to petition the USPTO to institute inter partes review against the asserted patents, which may lead to a finding that all or some of the claims of the asserted patents are invalid. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our pending patents at risk of being invalidated, held unenforceable, or interpreted narrowly.

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

A third party may hold intellectual property, including patent rights that are important or necessary to the development and commercialization of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties, who may or may not be interested in granting such a license, on commercially reasonable terms. If we cannot obtain such a license on commercially reasonable terms, or at all, our business could be harmed, possibly materially. For example, we engage extensively with third parties, including academic institutions, to conduct non-clinical and clinical research on our product and product candidates. While we seek to ensure all material transfer and service agreements governing this research provide us with favorable terms covering newly generated intellectual property, a general principle under which much of this research with academic institutions is conducted provides third-party ownership of newly generated intellectual property, with an exclusive option available for us to obtain a license to such intellectual property. Through the conduct of this research, it is possible that valuable intellectual property could be developed by a third party, which we will then need to license in order to better develop or commercialize our products. No assurance can be given that we will be able to successfully negotiate such a license on commercially reasonable terms, or at all. Further, should we fail to successfully negotiate a license to such intellectual property, most institutions are then free to license such intellectual property to any other third party, including potentially direct competitors of ours. Should we fail to adequately secure a license to any newly generated intellectual property, our ability to successfully develop or commercialize our products may be hindered, possibly materially.

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

To manage our anticipated future growth and focus in the neurological and immunological fields, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these activities. Due to our limited resources, we may not be able to effectively manage the expansion and shift of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage our transition to a strategy primarily focused on the neurological and immunological fields, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our drug candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and changes to our business.

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

Despite the implementation of security measures, our internal information technology systems and those of our third-party CROs, CMOs, and other contractors, vendors, and consultants are vulnerable to damage from viruses, unauthorized access, security breach or incidents, natural disasters, terrorism, war and telecommunication and electrical failures. Security breaches include, but are not limited to, deployment of harmful malware, ransomware, denial-of-service attacks, vendor breaches, supply chain attacks, data breaches by employees, insiders or others with authorized access, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of our and our third-party service providers’ systems and the information stored on such systems. Security breaches can also include phishing attempts or e-mail fraud to cause unauthorized payments or information to be transmitted to an unintended recipient, or to permit unauthorized access to systems. Although we have experienced security events in the past, the impact on our operations and financial condition has not been material. High-profile security breaches at other companies and in government agencies have increased in frequency and scope, and we expect such cybersecurity threats to continue and become more sophisticated. Threat actors, including nation state attackers, could also use AI for malicious purposes, increasing the frequency and complexity of their attacks. A significant security breach or incident could cause our systems to fail, compromise the information stored on such systems, or cause significant business interruptions, which could result in a material disruption of our operations, financial loss, or reputational harm. For example, the unauthorized access to, disclosure of, or loss of clinical trial data for our drug candidates could result in delays in our regulatory approval efforts, violate healthcare privacy laws and regulations, result in legal claims or proceedings, and significantly increase the cost of remediation. We have invested in protections and monitoring practices of our data and information technology systems to reduce these risks and expect to continue do so as our information technology systems increase in magnitude and complexity. However, there can be no assurance that our efforts and investments will prevent breakdowns or breaches in our systems that could adversely affect our business.

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

Likewise, the capital and credit markets may be adversely affected by geopolitical conflicts and global sanctions imposed in response thereto. Other international events such as trade disputes, increased tariffs and countermeasures by affected countries, leadership changes and political and military conflicts could also adversely affect global financial activity and markets and could negatively affect the U.S. economy. The U.S. has imposed increased tariffs on certain countries, focusing on those with which it has the largest trade deficits. Other countries have responded, and may continue to respond, by announcing retaliatory tariffs on U.S. imports. In addition, the U.S. Department of Commerce initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, as amended (Section 232). Following the Section 232 investigations and other policy changes related to MFN drug pricing, in April 2026, an executive order was issued seeking to impose up to a 100% tariff on imported patented pharmaceuticals, subject to certain exceptions for certain products and for companies that have an agreement regarding MFN drug pricing or onshore manufacturing. The terms and effects of such tariffs, if and as they are implemented, and other policy changes are uncertain and could have adverse implications on drug pricing, drug production levels and patient access, and may result in supply chain or other operational disruptions. Further, if we are required to change our current manufacturing partners or suppliers now or in the future in order to avoid such tariffs, the terms of new agreements that we may enter into may not be favorable to us and related operational disruptions may heighten manufacturing and compliance risks and derail commercialization plans. The tariffs have disrupted, and may continue to disrupt, the global markets and escalate tensions between the U.S. and other countries. The extent of the impact of geopolitical conflicts, sanctions and increased tariffs on our business specifically, or on the U.S. market and global economy generally, are uncertain and unpredictable, and could adversely affect our business, financial condition and results of operations as well as impact our ability to raise capital.

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

Additionally, the Federal Reserve Board (FRB) and other major central banks have been consistently removing or reducing monetary accommodation, increasing the risk of recession and also potentially negatively impacting asset values and credit spreads that were boosted by extraordinary monetary stimulus. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our drug candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our marketed product and services. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions, could adversely impact our business.

Our employees, principal investigators, CROs, CMOs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading, which could have a material adverse effect on our business.

We are exposed to the risk that our employees, principal investigators, CROs, CMOs, and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of ethics applicable to all of our employees and have implemented a compliance program, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. In addition, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, regardless of the outcome, our reputation and our business may suffer. If we are not successful in defending ourselves or asserting our rights, those actions could lead to imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business. For example, we have made a significant investment in direct-to-consumer (DTC) advertising for BRIUMVI, a highly regulated form of marketing subject to significant scrutiny from FDA and other regulatory bodies. Television advertising in particular has undergone increased scrutiny, and we, along with all sponsors of marketed drugs, have received notification from the FDA mandating compliance with applicable regulations. To date, while we believe that all of our marketing efforts, including our direct-to-consumer advertising, comply with FDA regulations, regulators may adopt a more conservative viewpoint on advertising or future regulations may be adopted which restrict or prohibit our ability to directly advertise to consumers.

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

Our ability to pay dividends, if any, is limited, and our stockholders may not receive any return on investment unless they sell their common stock.

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

In the past, securities class action and shareholder derivative litigation has often been brought against a company following periods of volatility in the market price of its securities. Pharmaceutical companies in particular have experienced significant stock price volatility in recent years. Past lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend, and resolve, and will divert our management’s attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of these and other suits in which we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.

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

There can be no assurance of any future share repurchases or share repurchase program authorizations by our Board of Directors. The timing and manner of any share repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, results of operations and financial condition, alternative investment opportunities, restrictions under any of our agreements, business economic and market conditions, corporate and regulatory requirements, the price of our common stock on the Nasdaq Capital Market, and other factors that we may deem relevant. We can provide no assurance that we will repurchase shares of our common stock at favorable prices, if at all.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
April 2026	—	—	—	$200,008,004
(April 1 to April 30, 2026)
May 2026	—	—	—	$200,008,004
(May 1 to May 31, 2026)
June 2026	—	—	—	$200,008,004
(June 1 to June 30, 2026)
Total	0	$0.00	0	$200,008,004

(1) Transaction fees are excluded.

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

ITEM 5. OTHER INFORMATION.

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are included with this report.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2026.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 5, 2026.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2026.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 5, 2026.
101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

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

TG THERAPEUTICS, INC.

Date: August 5, 2026	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer