Form 10-Q
period 2026-09-30
TG THERAPEUTICS, INC.
filed 2026-11-09
CIK 1001316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-32639
______________________________________________________________________________
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
☒ Yes ☐ No ☐
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
Yes ☐ No ☒
There were 151,147,827 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 4, 2026.

TG THERAPEUTICS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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
All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about:
•our ability to obtain regulatory approvals for our product candidates, including a subcutaneous (SubQ) formulation of ublituximab and azer-cel, and our ability to maintain regulatory approval of BRIUMVI® (ublituximab-xiiy) 150 mg/6 mL Injection for intravenous therapy for the treatment of relapsing forms of multiple sclerosis (RMS) or any other future indication in the United States (U.S.) or any other jurisdiction outside of the U.S.;
•our ability to adapt and expand our commercial infrastructure to successfully, or in the timeframe projected, market and sell BRIUMVI and our product candidates;
•our ability to maintain a reliable supply of our products that meets market demand;
•the timing and success of the ongoing commercialization and availability of BRIUMVI or any future products or combinations of products, including the anticipated rate and degree of market acceptance and pricing and reimbursement;
•the initiation, timing, progress and results of our preclinical studies and clinical trials;
•our ability to advance drug candidates into, and successfully complete, clinical trials;
•our ability to develop, formulate, manufacture and commercialize our product candidates;
•our ability to establish and maintain contractual relationships and partnerships, on commercially reasonable terms, with third parties for manufacturing, distribution, marketing and supply and a range of other support functions for our clinical development and commercialization efforts;
•the implementation of our business model and strategic plans for our business and drug candidates;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our product and product candidates;
•estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•our ability to maintain and establish collaborations and enter into strategic arrangements, if desired;
•our ability to meet any of our financial projections or guidance, including, without limitation, short- and long-term revenue and operating expense projections or guidance and changes to the assumptions underlying those projections or guidance;
•our ability to obtain sufficient capital to fund our planned operations;
•our financial performance and cash burn management;
•our ability to maintain or obtain adequate product liability and other insurance coverage;
•developments relating to our competitors and our industry;
•the effects on our company of future regulatory developments or legislative actions, including changes in healthcare, environmental and other laws and regulations to which we are subject, including tariffs that may apply to products that we purchase or sell;
•prevailing economic, market and business conditions;
•our ability to retain, attract and hire key personnel;
•our competitive position;
•fluctuations in the trading price of our common stock;
•our use of cash and other resources; and
•our ability to successfully implement our strategy.
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
Risks Related to Commercialization
•If BRIUMVI or any product candidate for which we obtain marketing approval from the United States (U.S.) Food and Drug Administration (FDA) or any comparable regulatory authority outside of the U.S. does not achieve or maintain broad market acceptance among physicians, patients, healthcare payors, and the medical community, the revenues that we generate from product sales will be limited.
•We may be subject to limitations on the indicated uses or requirements to fulfill certain post-marketing requirements or commitments to the satisfaction of regulatory authorities or may be unable to maintain marketing approval for BRIUMVI or future products that we may bring to market.
•BRIUMVI, and any of our product candidates for which we in the future obtain marketing approval, may, after approval, be found to cause undesirable side effects that could result in significant negative consequences following commercialization.
•The incidence and prevalence for target patient populations of BRIUMVI and our product candidates have not been established with precision. If the market opportunities for BRIUMVI and our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected.
•We face substantial competition, which may result in others commercializing drugs before or more successfully than we do, resulting in the reduction or elimination of our commercial opportunity.
•BRIUMVI, as well as any products that we are able to commercialize in the future, may become subject to unfavorable pricing regulations or third-party payor coverage and reimbursement policies, which would harm our business.
•Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any drug candidates that we may develop.
Risks Related to Our Financial Position and Need for Additional Capital
•We have a history of losses and our ability to maintain profitability in the future remains uncertain. We expect to incur significant expenses for the foreseeable future as we commercialize BRIUMVI and advance our product candidates through clinical trials, seek regulatory approvals and pursue commercialization.
•While we do not expect to need to raise additional capital, we may need to do so in the future. If we are unable to raise capital, if needed, we may be required to delay, limit, reduce or eliminate some of our drug development programs or commercialization efforts.
•Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.
Risks Related to Drug Development and Regulatory Approval
•If we are unable to maintain or obtain regulatory approval for our product or product candidates and ultimately cannot successfully commercialize our product or product candidates, or experience significant delays in doing so, our business will be materially harmed.
•Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials or receive regulatory approval. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be negatively impacted, as more patient data or additional endpoints (including efficacy and safety) are analyzed.
•Biologics carry unique risks and uncertainties, which could have a negative impact on our business.
•Our product or product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or impact their availability and commercial potential after approval.
•Any products or product candidates we may advance through clinical development are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals.
Risks Related to Governmental Regulation of the Pharmaceutical Industry and Legal Compliance Matters
•We are subject to new legislation, regulatory proposals and third-party payor initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.
•Inadequate funding, government shutdowns, workforce reductions or other policy changes affecting the FDA, the SEC or other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
•If we fail to adequately understand and comply with the local laws and customs as we expand into new international markets, these operations may incur losses or otherwise adversely affect our business and results of operations.
•Any product for which we obtain marketing approval, including BRIUMVI, could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.

Risks Related to Our Dependence on Third Parties
•We rely on third parties to generate clinical, preclinical and other data necessary to support the regulatory applications needed to conduct clinical trials and submit for marketing approval. We rely on third parties to help conduct our planned clinical trials. If these third parties do not perform their services as required, we may not be able to obtain regulatory approval for or commercialize our product or product candidates when expected or at all.
•We contract with third parties for the manufacture and testing of BRIUMVI for commercial supply, as well as all of our clinical product supply, and we expect to continue to do so. This reliance on third parties increases the risk that we will not have sufficient quantities of our products or product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
•The third parties upon whom we rely for the supply of starting materials, intermediates, active pharmaceutical ingredient (API)/drug substance, drug product, and other materials used in our drug candidates are our sole source of supply, and the loss or disruption of any of these suppliers could significantly harm our business.
•Because we have in-licensed BRIUMVI and our product candidates from third parties, any dispute with or non-performance by our licensors will adversely affect our ability to develop and commercialize the applicable product or product candidate.
•We are dependent upon our relationships with collaboration and commercialization partners to further develop, fund, manufacture and commercialize our drug products and our product candidates. If such relationships are unsuccessful, or if a collaboration or commercialization partner terminates its collaboration or commercialization agreement with us, it could negatively impact our ability to conduct our business and generate net product revenue. Failure by a collaboration or commercialization partner to perform its duties under its collaboration or commercialization agreement with us may negatively affect us.
Risks Related to Intellectual Property
•Our success depends upon our ability to obtain and protect our intellectual property and proprietary technologies. If the scope of our patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and drugs may be impaired. At the same time, if the scope of our patent protection is too broad, our competitors may challenge the validity and enforceability of our patents.
•Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
•We may not be able to enforce our intellectual property rights throughout the world.
•If we or our partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation would have a material adverse effect on our business.
•We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
•If we are unable to protect the confidentiality of our trade secrets, our business and competitive position may be harmed.
Risks Related to Our Business Organization and Governance, Strategy, Employees and Growth Management
•If we fail to attract and keep key management, commercial, and clinical development personnel, we may be unable to successfully develop or commercialize our product and product candidates.
•We will need to develop and expand our business, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.
•Certain of our executive officers, directors, principal stockholders and their affiliates maintain the ability to exercise significant influence over our company and all matters submitted to stockholders for approval.
•Our internal information technology systems, or those of our third-party contract research organizations (CROs), contract manufacturing organizations (CMOs), or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug candidates’ development programs and our commercialization of any products for which we receive regulatory approval.
•Unfavorable global economic conditions and changes in government regulations could adversely affect our business, financial condition or results of operations.
Risks Related to Our Common Stock and Being a Publicly Traded Company
•Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell our stock at a profit.
•We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.
The foregoing is only a summary of some of our risks. These and other risks are discussed more fully in the section entitled “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q (our Risk Factors).

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TG Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$429,376	$79,148
Short-term investment securities	75,295	62,822
Accounts receivable, net	416,821	305,628
Inventories	194,319	125,586
Other current assets	55,636	57,580
Total current assets	1,171,447	630,764
Restricted cash	1,375	1,342
Long-term investment securities	56,035	59,136
Right of use assets	6,830	6,278
Deferred tax assets	333,383	348,000
Non-current inventories	20,806	15,689
Other noncurrent assets	2,376	2,044
Total assets	$1,592,252	$1,063,253

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$176,859	$107,508
Other current liabilities	1,222	2,124
Lease liability – current portion	1,844	1,044
Deferred revenue - current portion	26,102	21,234
Accrued compensation	54,499	21,850
Total current liabilities	260,526	153,760
Deferred revenue, non-current portion	7,070	8,807
Loan payable – non-current	745,634	245,645
Lease liability – non-current	6,895	7,021
Total liabilities	$1,020,125	$415,233
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value per share (190,000,000 and 190,000,000 shares authorized, 160,054,603 and 158,849,596 shares issued, 151,159,605 and 155,305,953 shares outstanding at September 30, 2026 and December 31, 2025, respectively)	160	159
Additional paid-in capital	1,871,185	1,830,110
Treasury stock, at cost, 8,894,998 and 3,543,643 shares at September 30, 2026 and December 31, 2025, respectively	(300,224)	(100,234)
Accumulated deficit	(998,994)	(1,082,015)
Total stockholders’ equity	572,127	648,020
Total liabilities and stockholders’ equity	$1,592,252	$1,063,253
The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$240,043	$159,317	$677,145	$417,815
License, milestone, royalty and other revenue	19,893	2,392	28,044	5,898
Total revenue	$259,936	$161,709	$705,189	$423,713

Costs and expenses:
Cost of revenue	42,079	28,093	116,783	62,572
Research and development:
Stock-based compensation	7,550	5,335	20,495	12,984
Other research and development	43,740	35,543	174,528	106,038
Total research and development	51,290	40,878	195,023	119,022

Selling, general and administrative:
Stock-based compensation	17,153	12,351	52,033	36,035
Other selling, general and administrative	63,515	51,022	198,982	133,254
Total selling, general and administrative	80,668	63,373	251,015	169,289

Total costs and expenses	174,037	132,344	562,821	350,883

Operating income	85,899	29,365	142,368	72,830

Other expense (income):
Interest expense	15,819	6,721	40,057	20,194
Loss on extinguishment of debt	—	—	9,153	—
Other income	(3,782)	(3,265)	(11,301)	(9,661)
Total other expense	12,037	3,456	37,909	10,533

Net income before taxes	$73,862	$25,909	$104,459	$62,297
Income tax (expense) benefit	(18,399)	364,986	(21,438)	361,845
Net income	$55,463	$390,895	$83,021	$424,142

Net income per common share
Basic	$0.39	$2.69	$0.58	$2.90
Diluted	$0.35	$2.43	$0.52	$2.62

Weighted-average shares of common stock outstanding
Basic	140,786,274	145,416,901	142,318,594	146,273,554
Diluted	155,925,050	160,997,977	157,741,254	162,102,373
The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional paid-in capital	Treasury Stock		Accumulated Deficit
	Shares	Amount		Shares	Amount		Total
Balance at January 1, 2025	156,204,159	$156	$1,760,396	367,903	$(8,994)	$(1,529,194)	$222,364
Issuance of common stock in connection with exercise of options	5,000	*	20	—	—	—	21
Issuance of restricted stock	2,547,179	2	(2)	—	—	—	—
Forfeiture of restricted stock	(20,052)	*	*	—	—	—	—
Purchase of Treasury Stock	—	—	—	199,695	(6,123)	—	(6,123)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	15,967	—	—	—	15,967
Net income	—	—	—	—	—	5,060	5,060
Balance at March 31, 2025	158,736,286	$159	$1,776,381	567,598	$(15,117)	$(1,524,134)	$237,289
Issuance of common stock in connection with exercise of options	46,650	*	432	—	—	—	432
Issuance of restricted stock	176,467	*	*	—	—	—	—
Forfeiture of restricted stock	(173,068)	*	*	—	—	—	—
Purchase of Treasury Stock	—	—	—	193,500	(6,875)	—	(6,875)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	17,399	—	—	—	17,399
Net income	—	—	—	—	—	28,187	28,187
Balance at June 30, 2025	158,786,335	$159	$1,794,212	761,098	$(21,992)	$(1,495,947)	$276,432
Issuance of restricted stock	11,000	*	*	—	—	—	—
Forfeiture of restricted stock	(43,159)	*	*	—	—	—	—
Purchase of Treasury Stock	—	—	—	2,782,545	(78,242)	—	(78,242)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	18,133	—	—	—	18,133
Net income	—	—	—	—	—	390,895	390,895
Balance at September 30, 2025	158,754,176	$159	$1,812,345	3,543,643	$(100,234)	$(1,105,052)	$607,218

	Common Stock		Additional paid-in capital	Treasury Stock		Accumulated Deficit
	Shares	Amount		Shares	Amount		Total
Balance at January 1, 2026	158,849,596	$159	$1,830,110	3,543,643	$(100,234)	$(1,082,015)	$648,020
Issuance of common stock in connection with exercise of options	131,000	*	763	—	—	—	763
Issuance of restricted stock	1,047,977	1	(1)	—	—	—	—
Forfeiture of restricted stock	(63,148)	*	*	—	—	—	—
Purchase of Treasury Stock	—	—	—	3,327,903	(99,992)	—	(99,992)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	14,563	—	—	—	14,563
Net income	—	—	—	—	—	19,777	19,777
Balance at March 31, 2026	159,965,425	$160	$1,845,435	6,871,546	$(200,226)	$(1,062,238)	$583,131
Issuance of common stock in connection with exercise of options	13,660	*	85	—	—	—	85
Forfeiture of restricted stock	(29,755)	*	*	—	—	—	—
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	13,086	—	—	—	13,086
Net income	—	—	—	—	—	7,781	7,781
Balance at June 30, 2026	159,949,330	$160	$1,858,606	6,871,546	$(200,226)	$(1,054,457)	$604,083
Issuance of common stock in connection with exercise of options	36,000	*	252	—	—	—	252
Issuance of common stock in connection with cashless exercise of warrants	114,525	*	*	—	—	—	—
Forfeiture of restricted stock	(45,252)	*	*	—	—	—	—
Purchase of Treasury Stock	—	—	—	2,023,452	(99,998)	—	(99,998)
Compensation in respect of restricted stock granted to employees, directors and consultants	—	—	12,327	—	—	—	12,327
Net income	—	—	—	—	—	55,463	55,463
Balance at September 30, 2026	160,054,603	$160	$1,871,185	8,894,998	$(300,224)	$(998,994)	$572,127
*Amount less than one thousand dollars
The accompanying notes are an integral part of the condensed consolidated financial statements.

TG Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$83,021	$424,142
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	9,153	—
Stock-based compensation	72,528	49,019
Depreciation and amortization	158	38
Amortization of discount on investment securities	(835)	(3,405)
Amortization of debt issuance costs	779	912
Amortization of leasehold interest	137	139
Deferred income taxes	14,617	(366,627)
Noncash change in lease liability and right of use asset	1,458	1,316
Change in fair value of equity investments	(1,391)	(135)
Change in fair value of notes payable	649	163
Changes in assets and liabilities:
Increase in inventory	(70,600)	(34,015)
Decrease (increase) in other current assets	9,963	(40,519)
Increase in accounts receivable	(111,193)	(136,199)
Decrease in income taxes payable	(10,372)	(2,584)
Increase in accounts payable and accrued expenses	68,282	56,454
Decrease in lease liabilities	(1,335)	(1,580)
Decrease in other current liabilities	(1,555)	(2,647)
Increase in deferred revenue	3,132	11,096
Net cash provided by (used in) operating activities	66,596	(44,432)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of held-to-maturity securities	44,000	207,500
Investment in held-to-maturity securities	(49,878)	(176,666)
Purchases of equity investments	(1,000)	(1,250)
Purchases of property, plant and equipment	(626)	(147)
Net cash (used in) provided by investing activities	(7,504)	29,437

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of loan payable	(255,000)	—
Proceeds from exercise of options	1,101	453
Proceeds from debt financings, net of debt discount costs	747,656	—
Financing costs paid	(2,598)	—
Purchase of treasury stock	(199,990)	(91,240)
Net cash provided by (used in) financing activities	291,169	(90,787)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	350,261	(105,782)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	80,490	181,192

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$430,751	$75,410

Reconciliation to amounts on condensed consolidated balance sheets:
Cash and cash equivalents	$429,376	$74,081
Restricted cash	1,375	1,329
Total cash, cash equivalents and restricted cash	$430,751	$75,410

Cash paid for:
Interest	$35,900	$18,339
Income taxes	$17,192	$7,034

NONCASH TRANSACTIONS
Reduction of lease liability and right-of-use asset due to lease modification	$1,126	$—
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
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
TG Therapeutics is a fully integrated, commercial-stage biotechnology company focused on the acquisition, development and commercialization of novel treatments for B-cell diseases. In addition to a research pipeline, TG Therapeutics has received approval from the U.S. Food and Drug Administration (FDA) for BRIUMVI (ublituximab-xiiy) to treat adult patients with relapsing forms of multiple sclerosis (RMS), including clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, as well as approval from several regulatory agencies outside of the U.S. for BRIUMVI to treat adult patients with RMS who have active disease defined by clinical or imaging features. The Company also actively evaluates complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP), for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Exchange Act. Accordingly, they may not include all of the information and footnotes required by GAAP for annual financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the condensed consolidated financial statements have been included. Nevertheless, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The accompanying condensed balance sheet as of December 31, 2025 has been derived from these statements. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.
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
For the nine months ended September 30, 2026, the Company generated revenue of $705.2 million and generated operating income and positive cash flows from operations. The Company will continue to invest in its research and development programs and in selling, general and administrative activities to support its commercialization efforts, while maintaining discipline around overall expense growth relative to revenue. The Company’s operating results and cash flows have fluctuated in the past and may continue to vary significantly from period to period. The Company will need to generate substantial revenues to sustain profitability and positive cash flow over the long term.
As of September 30, 2026, the Company’s accumulated deficit was approximately $1.0 billion, and the Company had $556.7 million in cash and cash equivalents, and investment securities, excluding equity investments. Based on its current operating plan and results, the Company anticipates that its existing cash, cash equivalents, and investment securities, together with projected future revenues, will be sufficient to fund operations and meet its liquidity needs for more than twelve months after the date of filing of this Quarterly Report on Form 10-Q.
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

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company maintains its cash and cash equivalents and investments with high-credit quality financial institutions. At times, such amounts may exceed federally insured limits, and the Company monitors the creditworthiness of these institutions on an ongoing basis. We are also potentially subject to concentrations of credit risk in our accounts receivable with respect to amounts owed by a limited number of entities comprising our customer base. Our exposure to credit losses is low, however, owing largely to the credit quality of our distributors.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1 - Organization and Summary of Significant Accounting Policies to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, except as updated herein or as it relates to revenue recognition, accounts receivable, inventory, cost of revenue, income taxes, equity securities, and the adoption of new accounting standards during the nine months ended September 30, 2026. Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.
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
Revenue Recognition
Pursuant to Topic 606, the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To achieve this core principle, Topic 606 includes provisions within a five-step model that includes (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations, and (v) recognizing revenue when, or as, an entity satisfies a performance obligation.
At contract inception, the Company assesses the goods or services promised within each contract and determines which promised good or service is distinct and therefore considered a performance obligation. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.
Product Revenue, Net: The Company recognizes product revenues, net of variable consideration related to certain allowances and accruals, when the customer takes control of the product, which is typically upon delivery to the customer. Product revenue is recorded at the net sales price, or transaction price. The Company records product revenue reserves, which are classified as a reduction in product revenues, to account for the components of variable consideration. Variable consideration includes the following components, which are described below: chargebacks, government rebates, commercial payor rebates, trade discounts and allowances, product returns, and co-payment assistance.

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
Commercial Payor Rebates: The Company contracts with various private payor organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates tied to utilization of its product and contracted formulary status. These rebates are estimated and recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.
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
Subject to certain limitations, the Company’s return policy allows for eligible returns of commercial products sold for credit under the following circumstances:
•receipt of damaged product;
•shipment errors that were a result of an error by the Company;
•expired product that is returned during the period beginning three months prior to the product’s expiration and ending six months after the expiration date;
•product subject to a recall; and
•product that the Company, at its sole discretion, has specified can be returned for credit.
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
Accounts Receivable
In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts, product returns, and chargebacks. The Company’s standard payment terms for invoiced amounts typically range between 30 – 60 days, however, extended payment terms have been offered during the BRIUMVI commercial launch. The extended payment terms are meant to align with the timing of reimbursement by government and commercial payors and have not adversely affected the collectability of accounts receivable.
In addition, the Company does not adjust accounts receivable for the effects of financing, as the expected time between transfer of the promised products and the payment of the associated consideration is less than one year. The Company analyzes accounts that are past due for collectability and regularly evaluates the creditworthiness of its customers so that it can properly assess and respond to changes in their credit profiles. As of September 30, 2026, the Company determined that an allowance for expected credit losses related to outstanding accounts receivable was not required because outstanding receivables were due from large, established, creditworthy customers.

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
Inventory
Inventories are stated at the lower of cost or estimated net realizable value, with cost based on the first-in-first-out (FIFO) method. The Company classifies inventory costs as non-current inventory in its consolidated balance sheets when the Company expects to utilize the inventory beyond its normal operating cycle. Prior to regulatory approval, the Company expenses costs relating to the production of inventory as research and development expense in the period incurred. Following regulatory approval, costs to manufacture those approved products are capitalized. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in clinical trials. Prior to the approval of BRIUMVI, all manufacturing and other potential costs related to the commercial launch of BRIUMVI were expensed to research and development in the period incurred.
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
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states. The Company has tax net operating loss carryforwards that are subject to examination for a number of years beyond the year in which they were generated for tax purposes. Since a portion of these net operating loss carryforwards may be utilized in the future, many of these net operating loss carryforwards will remain subject to examination. The Company recognizes interest and penalties related to uncertain income tax positions in income tax expense. Refer to Note 10 – Income Taxes for further information.
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

Equity Securities
The Company’s equity securities consist of the common stock of Precision BioSciences, Inc. (Precision) and Imugene Limited (Imugene). Equity securities are recognized at their fair value in accordance with ASC 321, Investments – Equity Securities. Forward contracts to purchase equity securities that do not qualify as derivatives under ASC 815 are accounted for in accordance with ASC 321. These forward contracts are recorded at fair value at the balance sheet date. See Note 5 - Fair Value Measurements for further details.
Net Income Per Common Share
Basic net income per share of the Company’s common stock is calculated by dividing net income applicable to the common stock by the weighted-average number of shares of the Company’s common stock outstanding for the period. Diluted net income per share of common stock reflects the effect of potential common shares from the assumed exercise or conversion of securities such as warrants, stock options, and unvested restricted stock awards, to the extent they are dilutive. For all periods presented, the Company reported net income in the condensed consolidated statements of operations and, accordingly, presents the dilutive effect of potential common shares in the computation of diluted earnings per share, as shown in the table below.
The following table summarizes the Company’s potentially dilutive securities at September 30, 2026 and 2025:

	As of September 30,
	2026	2025
Unvested restricted stock	11,049,018	11,031,573
Options	4,024,156	4,362,316
Warrants	—	165,214
Shares issuable upon note conversion	23,977	21,973
Stock Tracking Units	41,625	—
Total	15,138,776	15,581,076
The computation of basic and diluted EPS is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Net income	55,463	390,895	83,021	424,142
Weighted-average common shares outstanding	140,786,274	145,416,901	142,318,594	146,273,554
Dilutive effect of potential common shares	15,138,776	15,581,076	15,422,660	15,828,819
Weighted-average common shares outstanding assuming dilution	155,925,050	160,997,977	157,741,254	162,102,373

Net income per share - basic	0.39	2.69	0.58	2.90
Net income per share - diluted	0.35	2.43	0.52	2.62
Segment Reporting
Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which discrete financial information is available and is evaluated regularly by the chief operating decision maker (CODM) to allocate resources and assess performance.

The Company operates as a single reportable segment, focused on B-cell mediated disease therapy, which includes all activities related to the development and commercialization of novel treatments, including BRIUMVI, to address unmet medical needs and improve the lives of patients. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s CODM, which is its chief executive officer, who evaluates financial results and operating metrics, specifically consolidated net income (loss), for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets reported to the CODM corresponds to the total assets presented on the Company’s condensed consolidated balance sheet.
NOTE 2 - REVENUE
As discussed in Note 1 - Organization and Summary of Significant Accounting Policies, revenues are recognized under guidance within ASC 606. The following table presents the Company’s disaggregated revenue for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total product revenue, net	$240,043	$159,317	$677,145	$417,815
License, milestone, royalty and other revenue	19,893	2,392	28,044	5,898
Total Revenue	$259,936	$161,709	$705,189	$423,713
Product Revenue, net
For the three and nine months ended September 30, 2026, product revenue consists of U.S. sales of BRIUMVI of $232.6 million and $655.1 million, respectively. Also included in product revenue for the three and nine months ended September 30, 2026 are sales of BRIUMVI to the Company’s ex-U.S. licensing partner, Neuraxpharm, of $7.4 million and $22.0 million, respectively.
As of September 30, 2026 and 2025, gross-to-net accruals recorded as a reduction to accounts receivable, net were $30.7 million and $16.7 million, respectively. Accruals classified as current liabilities within accounts payable and accrued expenses as of September 30, 2026 and 2025 were $70.7 million and $34.9 million, respectively.
The Company primarily sells BRIUMVI through specialty distributors. The following table summarizes the customers that represent 10% or more of gross product revenue for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Customer 1	46%	47%	43%	43%
Customer 2	26%	24%	27%	27%
Customer 3	17%	17%	18%	17%
Customer 4	10%	11%	10%	12%
The following table summarizes the customers with amounts due that represent 10% or more of the accounts receivable associated with the Company’s product sales as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Customer 1	41%	38%
Customer 2	20%	18%
Customer 3	26%	27%
Customer 4	11%	15%

License, Milestone, Royalty and Other Revenue
License, milestone, royalty and other revenue consists primarily of recognition of consideration received under the ex-U.S. commercialization agreement (the Commercialization Agreement) with Neuraxpharm. Refer to Note 9 - License Agreements for a description of the Commercialization Agreement and for further information of the accounting in accordance with ASC 606.
NOTE 3 - INVESTMENT SECURITIES
The Company’s investment securities as of September 30, 2026 and December 31, 2025 primarily consist of government debt securities that are classified as held-to-maturity. Held-to-maturity securities are recorded at amortized cost.
The following tables summarize the Company’s held-to-maturity securities at September 30, 2026 and December 31, 2025:

	September 30, 2026
(in thousands)	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term obligations of domestic governmental agencies (maturing between October 2026 and September 2027) (held-to-maturity)	$75,295	$—	$(232)	$75,063
Long-term obligations of domestic governmental agencies (maturing between October 2027 and August 2028) (held-to-maturity)	52,038	—	(613)	51,425
Total held-to-maturity investment securities	$127,333	$—	$(845)	$126,488

	December 31, 2025
(in thousands)	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Short-term obligations of domestic governmental agencies (maturing between January 2026 and December 2026) (held-to-maturity)	$62,822	$130	$—	$62,952
Long-term obligations of domestic governmental agencies (maturing between January 2027 and November 2027) (held-to-maturity)	57,541	201	—	57,742
Total held-to-maturity investment securities	$120,363	$331	$—	$120,694
Included in long-term investment securities on the condensed consolidated balance sheet are equity securities held in connection with the Precision License Agreement and an agreement to purchase Imugene Shares. See Note 5 – Fair Value Measurements for a description of the Precision License Agreement, Imugene Shares, and for further information on the Company’s equity investments.

NOTE 4 - INVENTORY
The following table presents the Company’s inventory as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Raw Materials	$11,171	$12,960
Work in Process	181,409	112,397
Finished Goods	28,716	22,089
Inventory, gross	221,296	147,446
Inventory Reserve	(6,171)	(6,171)
Inventory, net	$215,125	$141,275

Reported As:
Inventory	$194,319	$125,586
Non-current Inventory	20,806	15,689
Total Inventory	$215,125	$141,275
Inventory is stated at the lower of cost or net realizable value and consists of raw materials, work-in-process and finished goods. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Inventory that is used for clinical development purposes is expensed to research and development in the period in which it is consumed.
As of September 30, 2026, the Company’s inventory was solely related to BRIUMVI. The work in process materials consist primarily of bulk drug substance, which has a multi-year shelf life. When the bulk drug substance is manufactured into BRIUMVI finished goods, those finished goods have a shelf life of three years from the date of manufacture. The Company expects to sell finished goods at least twelve months prior to expiration. Because a portion of our existing inventory will be utilized beyond our normal operating cycle, $20.8 million of inventory, comprised predominantly of work in process drug substance, is classified as Non-current Inventory at September 30, 2026.
On a quarterly basis, the Company analyzes its inventory levels for excess quantities and obsolescence (expiration) by considering factors such as historical and anticipated future sales relative to quantities on hand and the remaining shelf life. As of September 30, 2026, other than the reserve described below, the Company determined that a reserve related to BRIUMVI inventory for excess quantities and obsolescence was not required. In addition, since FDA approval of BRIUMVI, the Company has not recognized any inventory write downs.
The inventory reserve was $6.2 million at both September 30, 2026 and December 31, 2025 and relates to a manufacturing deviation identified by the Company affecting one batch of bulk drug substance, rendering the batch unsuitable for commercial use.
The United States and other countries have recently imposed, and may continue to impose, new tariffs. Tariffs are an inventoriable cost, and the Company utilizes contract manufacturers of bulk drug substance and drug product located outside of the U.S. Based on currently applicable tariffs, the Company does not expect these costs to have a material impact on its overall gross margin.

NOTE 5 - FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis in its condensed consolidated financial statements. The fair value hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:
•Level 1 – quoted prices in active markets for identical assets and liabilities;
•Level 2 – inputs other than Level 1 quoted prices that are directly or indirectly observable; and
•Level 3 – unobservable inputs for which market data are not available.
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
On February 23, 2026, the Company achieved Milestone Event 1 (as defined in the Precision License Agreement) and made a one-time payment to Precision equal to $7.5 million comprised of (i) $5.25 million in cash and (ii) $2.25 million (the Milestone 1 Stock Payment), as an equity investment, for the purchase of 201,504 shares of Precision’s common stock calculated by dividing the Deferred Precision Stock Payment by 200% of the weighted average share price of the Precision common stock for the thirty (30) trading days preceding the payment date. The Milestone 1 Stock Payment, which was classified as a forward contract liability in Other Current Liabilities as of December 31, 2025, was reclassed to equity investments at its fair market value of $0.8 million on the date the payment was made to Precision. The shares purchased with the Milestone 1 Stock Payment, the Upfront Precision Stock Payment and the Deferred Precision Stock Payment are collectively known as the Precision Shares. All Precision Shares are recognized at fair market value as of September 30, 2026, and are classified as an equity investment and included within long-term investments on the condensed consolidated balance sheet as of September 30, 2026.
In July 2026, the Company entered into an agreement to purchase ordinary shares of Imugene Limited (Imugene). In August 2026, the Company paid $1.0 million to purchase 15,789,474 ordinary shares of Imugene at AUD$0.095 per share (the Imugene Shares). The Company is party to a supply agreement with Imugene pursuant to which Imugene provides the Company with certain materials used in the manufacture of azer-cel and shares manufacturing and certain other data pertaining to the development of azer-cel. The Imugene Shares are accounted for under ASC 321, Investments – Equity Securities and are measured at fair value with changes recognized in net income. They are classified as an equity investment and included within long-term investments on the condensed consolidated balance sheet as of September 30, 2026.

The Company has $15.5 million aggregate principal amount of 5% convertible notes outstanding, which are convertible at the option of the holder into common stock at a conversion price of $1,125 per share. The Company does not have a cash repayment obligation associated with these notes. The notes are classified within other current liabilities on the Company’s consolidated balance sheet as of September 30, 2026.

The Company’s financial instruments include cash, cash equivalents consisting of money market funds, accounts receivable, accounts payable and loan payable. As of September 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, accounts receivable, and loan and interest payable approximate their carrying values. The carrying value of the loan payable on the Company’s balance sheet is estimated to approximate its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics.
The Company’s equity investments classified as Level 1 were valued using their respective closing stock prices on the applicable stock exchange, which represent unadjusted quoted prices in active markets for identical instruments. For equity investments denominated in a foreign currency, the fair value is translated into U.S. dollars using the applicable spot exchange rate as of the measurement date. The Company did not experience any transfers of financial instruments between the fair value hierarchy levels during the three months ended September 30, 2026.
The Company’s forward contract liabilities classified as Level 2 were valued using Precision’s closing stock price on the Nasdaq Stock Market as of December 31, 2025.
The Company’s Level 3 instrument amounts represent the fair value of the convertible notes and related accrued interest, as certain inputs to determine fair value were unobservable.
The following tables provide the fair value measurements of applicable financial assets and liabilities as of September 30, 2026 and December 31, 2025:

	Financial assets and liabilities at fair value as of September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total

Equity Investments	$3,715	$—	$—	$3,715
Total Assets	$3,715	$—	$—	$3,715

Forward Contract Liabilities	$—	$—	$—	$—
Convertible notes	—	—	1,337	1,337
Total Liabilities	$—	$—	$1,337	$1,337

	Financial assets and liabilities at fair value as of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total

Equity Investments	$1,323	$—	$—	$1,323
Total Assets	$1,323	$—	$—	$1,323

Forward Contract Liabilities	$—	$1,412	$—	$1,412
Convertible notes	—	—	689	689
Total Liabilities	$—	$1,412	$689	$2,101
The change in the fair value of the Level 1 assets and Level 2 and Level 3 liabilities is recognized in other (income) expense in the accompanying condensed consolidated statements of operations.

NOTE 6 - STOCK-BASED COMPENSATION
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
On August 8, 2025, the Company filed an automatic “shelf registration” statement on Form S-3 (the 2025 WKSI Shelf) as a “well-known seasoned issuer” (WKSI) as defined in Rule 405 under the Securities Act of 1933, as amended. The 2025 WKSI Shelf was declared effective upon filing and registers an unlimited amount of debt securities, equity securities, or other securities that the Company may issue and sell from time to time. The Company may offer and sell securities registered under the 2025 WKSI Shelf in one or more offerings, from time to time, depending on market conditions and its capital needs. The Company may also file additional registration statements in the future to maintain financing flexibility in support of its operations.
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
In March 2026, the Board authorized and approved an increase to the 2025 Share Repurchase Program from $100 million to $300 million. For the three months ended September 30, 2026, the Company repurchased 2,023,452 shares of common stock at an average price of $49.43 per share. As of September 30, 2026, the Company had repurchased approximately $200 million of common stock under the 2025 Share Repurchase Program at an average price of $37.37 per share.
As of September 30, 2026, 8,894,998 shares of common stock are being held in Treasury, at a cost of approximately $300.2 million, representing the fair market value on the date the shares were surrendered to the Company, mainly as part of the Prior Share Repurchase Program and the 2025 Share Repurchase Program.
Equity Incentive Plans
The TG Therapeutics, Inc. Amended and Restated 2012 Incentive Plan (the 2012 Incentive Plan) was approved by stockholders in June 2020. As of September 30, 2026, 2,976,163 shares of restricted stock and 1,838,656 options were outstanding, and no additional shares were available to be issued under the 2012 Incentive Plan.

The TG Therapeutics, Inc. 2022 Incentive Plan (the 2022 Incentive Plan) was approved by stockholders in June 2022 with 17,000,000 shares available to be issued, and was amended to increase the shares available to be issued from 17,000,000 to 22,000,000 in June 2025 (the 2022 Incentive Plan Amendment). As of September 30, 2026, 8,072,886 shares of restricted stock and 2,185,500 options were outstanding, and 41,625 Stock Tracking Units (STUs) were reserved, leaving up to an additional 5,698,702 shares available to be issued under the 2022 Incentive Plan. The 2022 Incentive Plan is currently the Company’s only active incentive plan. The Company’s equity incentive plan includes both equity and liability-classified awards granted to employees and directors.
Restricted Stock
The following table summarizes the activity for restricted stock for the nine months ended September 30, 2026 and 2025:

	Restricted Stock
	September 30, 2026	September 30, 2025
Restricted stock awards outstanding, beginning of year	12,011,881	11,843,586
Changes during the year:
Granted	1,047,977	2,734,646
Vested	(1,872,654)	(1,810,349)
Expired or Forfeited	(138,155)	(236,279)
Restricted stock awards outstanding, end of period	11,049,049	12,531,604
These unvested shares are included in the Company's common shares issued and outstanding as reported on the condensed consolidated balance sheet.
Total stock-based compensation expense related to restricted stock grants was $11.7 million and $17.5 million for the three months ended September 30, 2026 and 2025, respectively, net of $0.5 million of expense capitalized into inventory during both periods. Total stock-based compensation expense related to restricted stock grants was $37.8 million and $48.0 million for the nine months ended September 30, 2026 and 2025, respectively, net of $1.7 million and $2.5 million of expense capitalized into inventory during the respective periods.
As of September 30, 2026, the Company had approximately $26.0 million of total unrecognized compensation expense related to unvested time-based restricted stock, expected to be recognized over a weighted-average period of 2.3 years.
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
As of September 30, 2026, the Company had approximately $19.8 million of total unrecognized compensation expense related to unvested milestone-based restricted stock. Of this amount, $1.6 million is expected to be recognized over a weighted-average period of 0.5 years, while the remaining $18.2 million will be recognized only if and when achievement of the applicable milestones becomes probable. As of September 30, 2026, the Company had approximately $42.9 million related to restricted stock with market conditions, expected to be recognized over a weighted-average period of 2.5 years.
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
As of September 30, 2026, the Company had approximately 1,972,380 STUs outstanding. Stock-based compensation expense related to STUs was $12.9 million for the three months ended September 30, 2026, net of $0.6 million of expense capitalized into inventory. Stock-based compensation expense related to STUs was $34.3 million for the nine months ended September 30, 2026, net of $1.5 million of expense capitalized into inventory. The expense recognized during the three and nine months ended September 30, 2026 includes approximately $0.5 million and $9.1 million, respectively, attributable to the remeasurement of outstanding STUs to fair value based on the increase in the Company's closing stock price during the period. As of September 30, 2026, the Company had approximately $74.2 million of unrecognized compensation expense related to unvested STUs, expected to be recognized over a weighted-average period of 3.4 years.
Stock Options:
The following table summarizes the activity for stock options for the nine months ended September 30, 2026 and 2025:

	Stock Options
	September 30, 2026	September 30, 2025
Stock options outstanding, beginning of year	4,204,816	4,470,216
Changes during the year:
Granted	—	—
Exercised	(180,660)	(51,650)
Expired or Forfeited	—	(56,250)
Stock options outstanding, end of period	4,024,156	4,362,316
Total stock-based compensation expense associated with stock options was approximately $0.0 million and $0.2 million during the three months ended September 30, 2026 and 2025, respectively. Total stock-based compensation expense associated with stock options was approximately $0.4 million and $1.0 million during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was no remaining unrecognized stock-based compensation expense related to unvested time-based stock options. As of September 30, 2026, stock options outstanding include options granted to both employees and non-employees, which are both time-based and milestone-based. Stock-based compensation for milestone-based options will be recorded if and when a milestone becomes probable.
Warrants
In September 2026, Hercules Capital, Inc. (Hercules) exercised its remaining warrants to purchase 115,042 and 50,172 shares of the Company’s common stock at exercise prices of $17.95 and $14.70 per share, respectively. The warrants were issued in connection with the Company’s prior loan agreement with Hercules, which has been repaid and terminated. The warrants were exercised on a cashless basis pursuant to the net exercise provisions of the warrant agreements, using a fair value of $55.29 per share and resulting in 114,525 net shares of the Company’s common stock issuable to Hercules. As of September 30, 2026, no warrants remain outstanding.
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
On March 18, 2026 (the 2026 Closing Date), the Company entered into a First Amendment to the Financing Agreement (the First Amendment) to repay in full the Initial Term Loan and enter into a new term loan facility of $750 million (the 2026 Term Loan) with Blue Owl Capital. The 2026 Term Loan will mature on March 18, 2031 (the 2026 Term Loan Maturity Date). The 2026 Term Loan accrues interest at a per annum rate equal to an applicable margin plus (a) a base rate determined by reference to the highest of (1) the prime rate published by The Wall Street Journal, (2) the federal funds effective rate plus 0.50%, (3) Term SOFR plus 1.00% and (4) 2.00% or (b) Term SOFR, which shall be no less than 1.00%. The applicable margin is determined on a quarterly basis by reference to a pricing grid based on the Total Net Leverage Ratio (as defined in the First Amendment) for the most recently completed four consecutive fiscal quarters. The pricing grid commences at 4.75% for SOFR borrowings and 3.75% for base rate borrowings and is subject to a 25 basis point step-down upon achievement of a specified leverage threshold.
The 2026 Term Loan requires scheduled quarterly amortization payments commencing with the fiscal quarter ending March 31, 2030, in an amount equal to $37.5 million, with the balance due and payable on the 2026 Term Loan Maturity Date; provided that such amortization payments may be deferred upon the achievement of a Total Net Leverage Ratio that is less than or equal to an agreed threshold.
The 2026 Term Loan is secured by a lien on substantially all of the assets of the Company and certain subsidiaries of the Company as guarantors and contains customary covenants and representations. As of September 30, 2026, the Company was in compliance with all financial covenants.
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
The Company evaluated the refinancing of the Initial Term Loan in connection with the First Amendment under ASC 470-50, Debt – Modifications and Extinguishments. The Company determined that the First Amendment represents a refinancing transaction resulting in extinguishment accounting for the Initial Term Loan held by Blue Owl Capital and HCR, which was repaid in full, including applicable prepayment premiums and accrued interest. As a result, the Company recorded a loss on extinguishment of debt of approximately $9.2 million in the Company’s statement of operations for the nine months ended September 30, 2026, representing the write-off of a portion of unamortized debt issuance costs, unamortized debt discount costs, and the prepayment premiums associated with the extinguished portion.
The Company incurred total financing and upfront costs of $4.9 million related to the 2026 Term Loan, which are recorded as debt issuance costs and debt discount costs and as an offset to loan payable on the Company’s consolidated balance sheet. The debt issuance and debt discount costs are being amortized over the term of the debt using the straight-line method, and will be included in interest expense in the Company’s condensed consolidated statements of operations. Amortization of debt issuance and debt discount costs was $0.8 million for the nine months ended September 30, 2026, and $0.9 million for the nine months ended September 30, 2025. At September 30, 2026, the remaining unamortized balance of debt issuance and discount costs was approximately $4.4 million.

The loan payable balance of the Initial Term Loan as of September 30, 2026, and December 31, 2025 is as follows:

	The Initial Term Loan
(in thousands)	September 30, 2026	December 31, 2025
Loan payable	$250,000	$250,000
Add: Accreted Liability of final payment fee	—	—
	250,000	250,000
Less: unamortized debt issuance and debt discount costs	—	(4,355)
	250,000	245,645
Less: principal payments	(250,000)	—
Total loan payable	—	245,645
Less: current portion	—	—
Loan payable non-current	$—	$245,645
The loan payable balance of the 2026 Term Loan as of September 30, 2026, is as follows:

2026 Term Loan
(in thousands)	September 30, 2026
Loan payable	$750,000
Add: Accreted Liability of final payment fee	—
750,000
Less: unamortized debt issuance and debt discount costs	(4,366)
745,634
Less: principal payments	—
Total loan payable	745,634
Less: current portion	—
Loan payable non-current	$745,634
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
In February 2026, FBIO entered into a sublease agreement with a third party for substantially all of the office space subject to the Office Agreement. Concurrently, the Company and FBIO amended the Office Agreement to reduce the Company’s share of rent and other costs for the remaining lease term. The Company evaluated the amendment and determined that it represents a lease modification under ASC 842, Leases. As a result of the modification, the Company remeasured its operating lease liability with a corresponding adjustment to the related right-of-use asset. The remeasurement resulted in a reduction of both the operating lease liability and right-of-use asset of approximately $1.1 million as of September 30, 2026.
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
In October 2021, the Company finalized a five-year lease for office space in North Carolina (the NC Lease). The Company estimates an average annual rental obligation of $0.2 million under the NC Lease. The Company took possession of this space in February 2022, with rental payments beginning in April 2022. The Company incurred rental expense of $0.2 million for the nine months ended September 30, 2026. In May 2026, the Company amended the NC Lease to extend the lease term from the original expiration date of April 30, 2027 to June 30, 2032. The Company evaluated the amendment and determined that it represents a lease modification under ASC 842, Leases. As a result of the modification, the Company remeasured its operating lease liability with a corresponding adjustment to the related right-of-use asset. The remeasurement resulted in a reduction of both the operating lease liability and right-of-use asset of approximately $0.9 million as of September 30, 2026.
The present values of the Company’s lease liability and corresponding Right-of-Use (ROU) asset are $8.7 million and $6.8 million, respectively, as of September 30, 2026. The Company’s leases have remaining lease terms of one to six years. One lease has a renewal option to extend the lease for an additional term of five years. The following components of lease expense are included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$333	$477	$1,335	$1,455
Net lease cost	$333	$477	$1,335	$1,455
As of September 30, 2026, the weighted-average remaining operating lease term was 5.2 years and the weighted-average discount rate for operating leases was 8.44%. Cash paid for amounts included in the measurement of operating lease liabilities during the nine months ended September 30, 2026 was $1.3 million. The balance sheet classification of lease liabilities was as follows:

(in thousands)	September 30, 2026	December 31, 2025
Liabilities
Lease liability current portion	$1,844	$1,044
Lease liability non-current	6,895	7,021
Total lease liability	$8,739	$8,065

As of September 30, 2026, the maturities of lease liabilities were as follows:

(in thousands)	Operating leases
Remainder of 2026	$530
2027	1,965
2028	2,162
2029	2,200
2030	2,239
After 2031	1,706
Total lease payments	10,802
Less: interest	(2,063)
Present value of lease liabilities(*)	$8,739
_______________________________________________________________________
(*)As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date and considering the term of the lease to determine the present value of lease payments. The Company used the incremental borrowing rate of 10.25% on February 28, 2019, for operating leases that commenced prior to that date through December 31, 2021. The Company used an incremental borrowing rate of 5.65% for the NC lease. The Company used an incremental borrowing rate of 8.4% for the modified Office Agreement operating lease.
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
LFB Group is eligible to receive royalty payments on net sales of ublituximab at a royalty rate that escalates from mid-single digits to high-single digits. The license will terminate on a country-by-country basis upon the expiration of the last licensed patent right or fifteen years after the first commercial sale of a product in such country, unless the agreement is earlier terminated (i) by LFB if the Company challenges any of the licensed patent rights, (ii) by either party due to a breach of the agreement, or (iii) by either party in the event of the insolvency of the other party. During the three and nine months ended September 30, 2026, the Company recorded $25.1 million and $70.1 million, respectively, related to the worldwide royalty due under the LFB License Agreement in cost of revenue. As of September 30, 2026, $25.1 million in royalties payable under the LFB License Agreement remains outstanding in accounts payable and accrued expenses.

Neuraxpharm Commercialization Agreement
In July 2023, the Company entered into the Commercialization Agreement with Neuraxpharm. The Company granted Neuraxpharm the exclusive right to commercialize BRIUMVI in certain territories outside the United States, Canada, and Mexico, the commercialization rights for which had been previously retained by the Company, and excluding certain Asian countries subject to previously existing partnerships. Under the terms of the Commercialization Agreement, the Company received a one-time, non-refundable payment of $140.0 million upon contract execution and a $12.5 million milestone payment upon the first key market commercial launch in the EU. The Company is eligible to receive up to an additional $482.5 million in milestone-based payments upon achievement of certain launch and commercial milestones. During the three months ended September 30, 2026 Neuraxpharm achieved €50 million of year-to-date BRIUMVI net sales entitling the Company to a one-time $10.0 million milestone payment which was recorded in license, milestone, royalty and other revenue. In addition, the Company will receive tiered double-digit royalties on net product sales up to 30%. During the three and nine months ended September 30, 2026, royalty revenue of $4.1 million and $10.4 million, respectively, was recognized.
The Company evaluated the Commercialization Agreement under ASC 606 and concluded that Neuraxpharm represents a customer in the transaction. In accordance with this guidance, the Company identified the following commitments under the arrangement: (i) the exclusive right to develop, sell, offer to sell and import the Product in the Territory (the License); and (ii) certain development and regulatory activities (the Development and Regulatory Activities).
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
As of September 30, 2026, the Company had $33.2 million of deferred revenue related to optional purchases for which the performance obligation had not been met. This includes $12.1 million recorded in accounts receivable, net for consideration the Company has an unconditional right to receive from Neuraxpharm under the Commercialization Agreement. The Company reevaluates the consideration received, and performance obligations satisfied, at the end of each reporting period. Such reevaluations may result in a change to the amount of product revenue, net, recognized and deferred revenue.
The Commercialization Agreement also grants Neuraxpharm the right to certain development, innovation, or modifications considered a product improvement (each, a Product Improvement). To license a Product Improvement, Neuraxpharm must reimburse the Company for 25% of costs actually incurred through the opt-in date, and 25% of eligible costs incurred by or on behalf of the Company after that date for the related development activities.
During the three months ended September 30, 2026, Neuraxpharm opted in to a Product Improvement for a new BRIUMVI dosing regimen that consolidates the initial 150 mg Day 1 dose and the 450 mg Day 15 dose into a single 600 mg dose on Day 1 (the 600 mg Product Improvement). Neuraxpharm’s share of development costs through the opt-in date was $5.0 million, which was recorded in license, milestone, royalty and other revenue.
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
Precision will be eligible to receive up to $286 million in additional milestone payments based on the achievement of certain clinical, regulatory, and commercial milestones. In addition, the Company is obligated to pay Precision high-single-digit to low-double-digit royalties on net sales of the licensed product on a country-by-country basis until the latest to occur of patent expiration, loss of regulatory exclusivity, and a period of ten years following the first commercial sale of the licensed product in such country. As of September 30, 2026, none of the remaining near-term clinical milestones have been achieved.
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
The Strategic Platform License Agreement expires on the ten-year anniversary unless the Company achieves at least one of the milestone events prior to that date. The Company has the option, at its sole discretion, to extend the term of the Strategic Platform License Agreement beyond the initial ten years for successive renewal terms of five years each, as long as all applicable licensing fees and milestone payments are paid timely and the Company provides MaxCyte at least ninety days' written notice prior to the expiration of the then-current term.
NOTE 10 - INCOME TAXES
For the nine months ended September 30, 2026 and 2025, the Company recorded income tax expense of $21.4 million and income tax benefit of $361.8 million, respectively. The effective tax rates for the nine months ended September 30, 2026 and 2025 were 20.5% and (580.8)%, respectively. For the nine months ended September 30, 2026, the effective tax rate differs from the federal statutory rate primarily due to state income taxes, research and development tax credit, and stock-based compensation. For the nine months ended September 30, 2025, the effective tax rate differs from the federal statutory rate primarily due to a change in deferred tax asset valuation allowance.
For the three months ended September 30, 2026 and 2025, the Company recorded income tax expense of $18.4 million and income tax benefit of $365.0 million, respectively. The effective tax rates for the three months ended September 30, 2026 and 2025 were 24.9% and (1,408.7)%, respectively. For the three months ended September 30, 2026, the effective tax rate differs from the federal statutory rate primarily due to state income taxes, research and development tax credit, and stock-based compensation. For the three months ended September 30, 2025, the effective tax rate differs from the federal statutory rate primarily due to a change in deferred tax asset valuation allowance.

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
As of September 30, 2025, based on the relevant weight of positive and negative evidence, including improved and sustained profitability trends as well as consideration of the Company's expected future taxable earnings, the Company concluded that it is more likely than not that its U.S. federal and certain state deferred tax assets are realizable. As such, the Company released $371.7 million of its valuation allowance associated with the U.S. federal and state deferred tax assets, except for those related to certain state net operating loss carryforwards. The Company continues to maintain a full or partial valuation allowance against certain state attributes as of September 30, 2026, because the Company concluded it is not more likely than not to be realized, as the Company expects certain state attribute generation in future years to exceed its ability to use these deferred tax assets.
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

NOTE 11 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company contracts with various third parties to conduct certain activities including clinical operations and contract manufacturing, and for the clinical and commercial supply of BRIUMVI. Certain contracts contain non-cancelable features or require the Company to make binding forecasts for future purchases. As of September 30, 2026, the Company had aggregate non-cancelable purchase commitments of $219.8 million, of which $105.7 million and $114.1 million are expected to be incurred in the years 2027 and 2028, respectively. These amounts do not represent the Company’s entire anticipated purchase requirements, as the amounts of such obligations will ultimately be dependent on the timing of future orders and the terms of the existing and future agreements, which cannot be reasonably estimated at this time.
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
OVERVIEW
TG Therapeutics is a fully integrated, commercial-stage biotechnology company focused on the acquisition, development and commercialization of novel treatments for B-cell diseases. In addition to a research pipeline, TG Therapeutics has received approval from the U.S. Food and Drug Administration (FDA) for BRIUMVI (ublituximab-xiiy) to treat adult patients with relapsing forms of multiple sclerosis (RMS), including clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, as well as approval from several regulatory agencies outside of the U.S. for BRIUMVI to treat adult patients with RMS who have active disease defined by clinical or imaging features. We also actively evaluate complementary products, technologies and companies for in-licensing, partnership, acquisition and/or investment opportunities.
RECENT EVENTS
Data Presentations at the 10th Joint ACTRIMS-ECTRIMS Meeting
In October 2026, we presented several data sets at MSToronto2026, the 10th Joint ACTRIMS-ECTRIMS Meeting including:

Azer-cel in Primary Progressive Multiple Sclerosis: We presented results from our Phase 1 study evaluating azer-cel in patients with primary progressive multiple sclerosis (PPMS). Initial data demonstrated an encouraging safety profile in 26 participants, with no dose-limiting or high-grade CAR T-associated toxicities observed. Despite prior disease progression, 89% of evaluable participants had stable or improved disability scores at Day 90 and 88% at Day 180, with longer-term follow-up ongoing.

ENHANCE Phase 3 Trial in RMS: We presented results from the Phase 3 ENHANCE trial, a randomized, double-blind study evaluating a consolidated single infusion regimen for initiation of BRIUMVI in adults with RMS. The trial met its primary endpoint, demonstrating bioequivalent drug exposure between the currently approved BRIUMVI initiation infusion dosing regimen of 150 mg on Day 1 and 450 mg on Day 15 and a consolidated single 600 mg infusion on Day 1, eliminating the need for a Day 15 infusion. Infusion-related reactions were comparable between regimens, with no Grade 3 or higher reactions observed, supporting the potential for a simplified treatment initiation schedule.

Subcutaneous BRIUMVI in RMS: We presented the previously announced positive pharmacokinetic (PK), pharmacodynamic (PD), safety, and tolerability data from the Phase 1 clinical trial evaluating a subcutaneous formulation of ublituximab (the active agent in BRIUMVI). The PK and PD data from the Phase 1 clinical trial support quarterly subcutaneous BRIUMVI dosing regimen which is currently under evaluation in the fully enrolled Phase 3 trial. Topline data from the Phase 3 trial is expected around year-end 2026 or first quarter 2027.
Seven-Year BRIUMVI Data: We presented seven year follow-up data from the ULTIMATE I & II Phase 3 trials which supported the approval of BRIUMVI in relapsing MS. BRIUMVI demonstrated sustained efficacy with an annualized relapse rate (ARR) of 0.018 in the seventh year of treatment and 88.3% of continuously treated patients remaining free from 24-week confirmed disability progression. Patients receiving continuous BRIUMVI treatment experienced lower rates of disability progression than those who switched from teriflunomide, with a consistent long-term safety profile.

Phase 4 ENABLE Real-World Study: We presented updated data from 1,076 participants, 30% of whom switched from prior CD20 therapy, showed that 99.2% remained relapse-free during BRIUMVI treatment, with an ARR of 0.014. First-dose infusion-related reactions occurred in 18.8% of participants, and median subsequent infusion times of 63 minutes supported the one-hour infusion experience in clinical practice.

OUR PRODUCTS
We currently license worldwide development and commercial rights, subject to certain limited geographical restrictions, for all of our products under development. The following table summarizes select ongoing and planned clinical development programs for our lead drug candidates as of October 2026.

Clinical Drug Candidate: (molecular target)	Disease	Stage/Status of Development
BRIUMVI (anti-CD20 mAb)	RMS	APPROVED
BRIUMVI (simplified dosing) ENHANCE Trial	RMS	Positive topline Phase 3 data announced
BRIUMVI	Myasthenia Gravis (MG)	Phase 2 enrolling
BRIUMVI	Schizophrenia	Phase 2 enrolling
Ublituximab subcutaneous (anti-CD20 mAb)	RMS	Phase 3 completed enrollment
Azer-cel (anti-CD19)	Progressive Forms of Multiple Sclerosis (MS) and B-cell Disorders	Phase 1 enrolling
BRIUMVI (ublituximab-xiiy) Overview
Development of BRIUMVI in MS
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
•In December 2020, we announced positive top-line results from the ULTIMATE I & II trials. Both studies met their primary endpoint of significantly reducing annualized relapse rate (ARR) over a 96-week period (p<0.005 in each study) with BRIUMVI demonstrating an ARR of <0.10 in each of the studies. Relative reductions of approximately 60% and 50% in ARR over teriflunomide were observed in ULTIMATE I & II, respectively. Key secondary MRI endpoints were also met.
•On August 22, 2022, the full results from the ULTIMATE I & II trials were published in the New England Journal of Medicine.
•On December 28, 2022, we announced the FDA approved BRIUMVI for the treatment of RMS, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, in adults.
•On February 27, 2024, we announced the issuance of three additional patents by the United States Patent and Trademark Office (USPTO) for BRIUMVI, which extended patent protection through 2042.
•In February 2026, five-year data from the ongoing open label extension (OLE) of the Phase 3 ULTIMATE I and II studies were published in JAMA Neurology.
•In May 2026, we announced the Phase 3 ENHANCE trial, a randomized, double-blind study evaluating a consolidated single infusion regimen for initiation of BRIUMVI in adults with RMS, met its primary endpoint, demonstrating bioequivalent drug exposure between the currently approved initiation infusion dosing regimen of 150 mg on Day 1 and 450 mg on Day 15 and a consolidated single 600 mg infusion on Day 1, eliminating the need for a Day 15 infusion.
•In June 2026, data from a post-hoc pooled analysis of the Phase 3 ULTIMATE I and II studies evaluating BRIUMVI in treatment-naïve adult patients with RMS was published in Frontiers in Immunology.

•In October 2026, results from a five-year matching-adjusted indirect comparison (MAIC) evaluating long-term relapse activity and disability progression outcomes with BRIUMVI® (ublituximab-xiiy) compared with ocrelizumab and ofatumumab in patients with relapsing multiple sclerosis (RMS) were published online in Multiple Sclerosis and Related Disorders.
•In October 2026, we presented the full results from the Phase 3 ENHANCE trial as well as seven year follow up data from the ULTIMATE I & II Phase 3 trials and an update from the Phase 4 ENABLE real world study at the 2026 joint ACTRIMS-ECTRIMS meeting.

Development of BRIUMVI Outside of MS

•In June 2026, we announced positive topline data from an ongoing Phase 1 clinical trial evaluating subcutaneous BRIUMVI in patients with AChR-antibody-positive MG and the initiation of a Phase 2 clinical trial evaluating BRIUMVI as a maintenance therapy following induction with efgartigimod in adult patients with MG. In the Phase 1, 11 patients were treated across cohorts that demonstrated subcutaneous BRIUMVI exposure at least equivalent to the approved IV BRIUMVI regimen. Key data highlights included:
•Consistent reductions from baseline were observed across all MG outcome measures over time following treatment with subcutaneous BRIUMVI
•At Week 24, 82% of patients achieved the Minimal Clinically Important Difference (MCID) in MG-ADL, defined as a decrease of ≥ 2, with a median time to MCID of 30 days
•Overall, a mean 4.6 point improvement in MG-ADL was observed at Week 24
•Subcutaneous BRIUMVI was generally well tolerated, with a safety profile appearing consistent with the established safety profile of IV BRIUMVI in patients with multiple sclerosis
•In July 2026, we announced the initiation of a Phase 2 clinical trial evaluating BRIUMVI in adults with treatment-resistant schizophrenia.

U.S. Commercialization of BRIUMVI in MS and Market Dynamics

BRIUMVI (ublituximab-xiiy), an anti-CD20 monoclonal antibody indicated for the treatment of adults with RMS, to include clinically isolated syndrome, relapsing-remitting disease, and active secondary progressive disease, was approved by the FDA in December 2022 and commercially launched in the United States in January 2023. BRIUMVI is administered as a one-hour, twice per year infusion following the starting dose. Since launch, our commercialization efforts have focused on expanding prescriber awareness, increasing penetration across infusion centers and neurology practices, securing payor coverage, and supporting patient access within a competitive RMS treatment landscape.
We believe BRIUMVI’s clinical profile, including its one-hour infusion time and twice-annual dosing schedule, together with demonstrated efficacy and safety in pivotal trials and accumulating real-world experience, supports its positioning within the anti-CD20 therapeutic class. The anti-CD20 class represents a significant segment of the RMS market, reflecting physician familiarity with the mechanism of action and long-term treatment considerations. Our ability to expand adoption is dependent on continued execution across access and site-of-care pathways; however, uptake may be influenced by factors including established prescribing practices, patient switching dynamics, payor coverage and utilization management requirements, competitive contracting, site-of-care logistics, and evolving treatment guidelines.
The RMS market is highly competitive and includes numerous approved disease-modifying therapies with varying mechanisms of action, routes of administration, safety profiles, and dosing schedules. Competitive dynamics may be influenced by pricing and contracting strategies, payor utilization management practices, the introduction of new branded products or biosimilars, and broader healthcare system and macroeconomic conditions. Our ability to continue to grow BRIUMVI revenues will depend on sustained physician adoption, patient persistence and adherence, competitive differentiation within the anti-CD20 class, and continued access across commercial and government payors.
Our net product revenue is subject to gross-to-net adjustments, including mandatory government discounts and rebates, contractual rebates and chargebacks, trade discounts and allowances (including cash discounts), product returns, distribution fees, and patient support programs. These adjustments are influenced by payor and site of care mix, coverage determinations, contracting dynamics, and patient assistance utilization, and may fluctuate from period to period. As our commercial footprint expands and payor contracting strategies evolve, the magnitude and variability of these adjustments may change.

Ex-U.S. Commercialization of BRIUMVI
In June 2023, we announced that the EC granted approval of BRIUMVI to treat adult patients with RMS who have active disease defined by clinical or imaging features. With this approval, the centralized marketing authorization is valid in all European Union (EU) member states, Iceland, Norway and Liechtenstein.
In August 2023, we announced an agreement with Neuraxpharm Pharmaceuticals, S.L. (Neuraxpharm), a leading European specialty pharmaceutical company focused on the treatment of CNS disorders, for the Ex-U.S. commercialization of BRIUMVI (Commercialization Agreement). Under the terms of the Commercialization Agreement, we received an upfront payment of $140 million, and $12.5 million upon launch in the first EU country in February 2024, and up to an additional $492.5 million in milestone-based payments on achievement of certain launch and commercial milestones. The total deal is valued at up to $645 million in upfront and milestone payments. In addition, we will receive tiered double-digit royalties on net product sales up to 30%. In exchange, Neuraxpharm will have the exclusive right to commercialize BRIUMVI in territories outside the U.S., Canada and Mexico, which are retained by TG, and excluding certain Asian countries subject to previously existing partnerships.
In February 2024, we announced the commercial launch of BRIUMVI in the EU by Neuraxpharm, with BRIUMVI made available for commercial sale in Germany.
BRIUMVI is now approved in the EU, the United Kingdom, Switzerland, Australia, Kuwait, the United Arab Emirates, Israel, Saudi Arabia, Iceland and Brazil.
Development of Subcutaneous BRIUMVI (ublituximab)
In August 2024, we announced the initiation of a Phase 1 clinical trial evaluating subcutaneous ublituximab (the active ingredient in BRIUMVI), and sometimes otherwise referred to as “subcutaneous BRIUMVI” in patients with RMS.

In January 2025, we announced the first patients with MG had been enrolled in a clinical trial evaluating subcutaneous ublituximab.
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
Bioavailability/Pharmacokinetics (Drug Exposure):
•The overall concentration-time profile of subcutaneous BRIUMVI was consistent with expectations for a subcutaneous formulation, with a gradual absorption phase and lower peak concentrations relative to IV, and linear pharmacokinetics were observed over the entire dose range evaluated.
•Subcutaneous BRIUMVI demonstrated mean bioavailability of greater than 60% relative to IV administration, with the lower bound of the 95% confidence interval exceeding 55%.
•PK modeling and simulation informed by the Phase 1 bioavailability data support the conclusion that:
◦The quarterly subcutaneous dosing regimen that is being evaluated in the Phase 3 trial would achieve non-inferior total drug exposure over 24 weeks (AUC 0-Wk24) with an estimated geometric mean ratio (GMR) of 1.21 (with a lower bound of the 90% confidence interval at 1.15), as compared to IV BRIUMVI.
◦The every other month subcutaneous dosing regimen that is also being evaluated in the Phase 3 trial, would achieve non-inferior total drug exposure over 24 weeks (AUC 0-Wk24) with an estimated GMR of 1.58 (with a lower bound of the 90% confidence interval at 1.50), as compared to IV BRIUMVI.

◦The lower bound of the 90% confidence intervals for both dosing regimens being evaluated in Phase 3 would exceed the threshold required to establish non-inferiority (>0.80), which is the primary endpoint of the ongoing Phase 3 trial.
Pharmacodynamics (Biologic Activity):
•Treatment with subcutaneous BRIUMVI resulted in B-cell depletion consistent with IV BRIUMVI, supporting the biological activity of the subcutaneous formulation.
Safety & Tolerability:
•Subcutaneous administration was generally well tolerated, with treatment-emergent adverse events (TEAEs) consistent with the known safety profile of IV BRIUMVI.
•Local injection-site reactions were infrequent, occurring in less than 5% of patients, and systemic injection-related reactions occurred in approximately 21% of patients. Local and systemic injection reactions were not dose dependent and predominantly occurred at the first injection and resolved in 100% of patients.
•No serious injection-site reactions and no new safety signals were observed.
In October 2026, the full results from the Phase 1 clinical trial evaluating a high-concentration (400 mg/2 mL) subcutaneous ublituximab as compared to IV BRIUMVI in participants with RMS were presented at the 2026 joint ACTRIMS-ECTRIMS meeting.
Azercabtagene Zapreleucel (azer-cel)
Azer-cel is an allogeneic (off-the-shelf) CD19-directed CAR T cell therapy under development by us for autoimmune diseases. Made from donor-derived T cells modified using a proprietary ARCUS genome editing technology, azer-cel recognizes the well characterized B-cell surface protein CD19, an important and validated target in several B-cell cancers and autoimmune diseases. Azer-cel is designed to minimize graft-versus-host disease, a significant complication associated with other donor-derived, cell-based therapies.
In August 2024, we announced FDA clearance of the IND for azer-cel for the treatment of progressive forms of MS.
In August 2025, we announced the first patient with progressive multiple sclerosis had been dosed with azer-cel in a Phase 1 trial. The Phase 1 trial has now been expanded to include patients with other B-cell disorders.
In October 2026, we presented the initial results from our Phase 1 study evaluating azer-cel in patients with PPMS at the 2026 joint ACTRIMS-ECTRIMS meeting. Initial data demonstrated an encouraging safety profile in 26 participants, with no dose-limiting or high-grade CAR T-associated toxicities observed. Despite prior disease progression, 89% of evaluable participants had stable or improved disability scores at Day 90 and 88% at Day 180, with longer-term follow-up ongoing.

For more information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2025.
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
For the nine months ended September 30, 2026, we generated revenue of $705.2 million and generated operating income and positive cash flows from operations. We will continue to invest in our research and development programs and in selling, general and administrative activities to support our commercialization efforts, while maintaining discipline around overall expense growth relative to revenue. Our operating results and cash flows have fluctuated in the past and may continue to vary significantly from period to period. We will need to generate substantial revenues to sustain profitability and positive cash flow over the long term.
As of September 30, 2026, our accumulated deficit was approximately $1.0 billion, and we had $556.7 million in cash and cash equivalents, and investment securities, excluding equity investments. Based on our current operating plan and results, we anticipate that our existing cash, cash equivalents, and investment securities, together with projected future revenues, will be sufficient to fund operations and meet our liquidity needs for more than twelve months after the date of filing of this Quarterly Report on Form 10-Q.
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
We expect our expenses to increase as we continue to grow and expand our clinical programs and pursue the potential commercialization of additional product candidates. We anticipate incurring significant research and development expenses related to these activities for the foreseeable future. The actual amount of cash needed to support these strategic initiatives will depend on many factors, including:
•the timing and success of the ongoing commercialization of BRIUMVI and any other products for which we receive regulatory approval;
•the costs and timing of clinical and commercial manufacturing supply arrangements for each product and product candidate;
•the costs of expanding our sales, distribution, and other commercialization capabilities;
•the costs and timing of regulatory approvals;
•the progress of our clinical trials, including expenses to support the trials and milestone payments that may become payable under our license agreements;
•our ability to establish and maintain strategic collaborations, including licensing and other arrangements;
•the costs involved in enforcing or defending patent claims or other intellectual property rights; and
•the extent to which we in-license or invest in other indications or product candidates.
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
In accordance with our policy to expense costs associated with the manufacture of our products prior to regulatory approval, a portion of the manufacturing costs incurred to produce BRIUMVI before its FDA approval in December 2022 were expensed to research and development. As a result, a portion of the BRIUMVI units recognized as revenue during the three months ended March 31, 2025 are not included in the cost of product revenue during those periods.

As commercialization continues and pre-approval inventory has been fully depleted, we expect cost of revenue and gross margin to normalize to levels that reflect current commercial manufacturing costs, royalty payments, and supply chain expenses. Period-over-period fluctuations in cost of revenue may continue to occur based on the nature of our ordinary course of business operations, including production scheduling, manufacturing, inventory management, the timing of overhead allocation and tariffs.
Research and Development (R&D) Expenses (Other)
Our other research and development expenses consist primarily of external clinical and manufacturing costs, personnel-related expenses, milestone and licensing payments, and overhead costs supporting development activities. We recognize R&D costs as incurred. These expenses include:
•External development costs, including amounts paid to contract research organizations (CROs), contract manufacturing organizations (CMOs), central laboratories, clinical trial sites, and other third-party service providers supporting our preclinical studies, clinical trials, process development and analytical testing;
•Manufacturing and scale-up costs, including costs associated with producing preclinical and clinical supply and performing process development and optimization activities. Prior to FDA approval of BRIUMVI, all manufacturing costs for ublituximab were expensed to R&D as incurred. Following approval, manufacturing costs related to commercial supply are capitalized as inventory;
•Personnel and employee-related expenses, including salaries, benefits, travel and share-based compensation for employees engaged in research, clinical development, medical, regulatory and manufacturing-support functions;
•Milestone, licensing and collaboration expenses, including upfront payments and milestone obligations incurred under in-license and collaboration agreements; and
•Facility and other overhead costs that support research and development activities.
Selling, General, and Administrative (SG&A) Expenses (Other)
Our other selling, general and administrative expenses consist primarily of expenses related to the commercialization of our approved products and the expenses required to maintain and support a growing commercial organization. These expenses include:
•Commercial operations costs, including salaries and related expenses, benefits, incentives, share-based compensation and travel for sales, marketing, and commercial development team, as well as promotional programs, marketing initiatives, medical affairs, and reimbursement support services related to BRIUMVI;
•Corporate and administrative personnel costs, including salaries, benefits, travel and share-based compensation for executive, finance, accounting, business development, legal, human resources, and other administrative functions;
•Professional fees, including legal services, patent-related costs associated with the protection and maintenance of our intellectual property and proprietary technologies, accounting and audit services, consulting services, external legal advisors, and other external advisors supporting our operations;
•Corporate infrastructure and facilities costs, including rent, utilities, insurance, information technology systems, and other overhead necessary for our day to day operations and to support our commercial and administrative activities;
•Additional SG&A support functions, such as medical affairs, legal activities, market access, reimbursement operations, and compliance.

RESULTS OF OPERATIONS
The following table summarizes the results of operations for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
(in thousands)	2026	2025	Change
Product revenue, net	$240,043	$159,317	$80,726
License, milestone, royalty and other revenue	19,893	2,392	17,501
Total revenue	$259,936	$161,709	$98,227

Costs and expenses:
Cost of revenue	42,079	28,093	13,986
Research and development:
Stock-based compensation	7,550	5,335	2,215
Other research and development	43,740	35,543	8,197
Total research and development	51,290	40,878	10,412

Selling, general and administrative:
Stock-based compensation	17,153	12,351	4,802
Other selling, general and administrative	63,515	51,022	12,493
Total selling, general and administrative	80,668	63,373	17,295

Total costs and expenses	174,037	132,344	41,693

Interest expense	15,819	6,721	9,098
Other income	(3,782)	(3,265)	(517)
Total other expense	12,037	3,456	8,581

Net income before taxes	$73,862	$25,909	$47,953
Income tax (expense) benefit	(18,399)	364,986	(383,385)
Net income	$55,463	$390,895	$(335,432)
Product Revenue, Net. Product revenue, net was approximately $240.0 million for the three months ended September 30, 2026, compared to $159.3 million for the three months ended September 30, 2025. Product revenue, net for both the three months ended September 30, 2026 and 2025 consisted of net product sales of BRIUMVI in the United States of $232.6 million and $152.9 million, respectively. Also included in product revenue, net for the three months ended September 30, 2026 and 2025 is sales of BRIUMVI to our ex-U.S. licensing partner, Neuraxpharm, of $7.4 million and $6.4 million, respectively. The increase in product revenue, net is a result of greater market penetration of BRIUMVI in the United States and from commercial product sales supplied to Neuraxpharm under the Commercialization Agreement.
License, Milestone, Royalty and Other Revenue. License, milestone, royalty and other revenue was $19.9 million for the three months ended September 30, 2026 and $2.4 million for the three months ended September 30, 2025. License, milestone, royalty and other revenue for the three months ended September 30, 2026 is comprised of $4.1 million of royalty revenue recognized under the Commercialization Agreement with Neuraxpharm and $15.8 million of license, milestone, and other revenue, including $10.0 million related to a sales milestone achieved during the period, $5.0 million in license revenue, and $0.8 million for development and regulatory activities performed on behalf of Neuraxpharm in accordance with the Commercialization Agreement (see Note 2 – Revenue for more information).

Cost of Revenue. Cost of revenue for the three months ended September 30, 2026 was $42.1 million compared to approximately $28.1 million for the three months ended September 30, 2025. Cost of revenue for both periods consisted primarily of royalties owed to our licensing partner for BRIUMVI sales, as well as third-party manufacturing, distribution and overhead costs. The increase was primarily driven by growth in BRIUMVI U.S. sales volume and sales to our ex-U.S. licensing partner, Neuraxpharm, during the three months ended September 30, 2026. Gross margin on BRIUMVI U.S. net product revenue remained approximately 87% during the three months ended September 30, 2026. Total gross margin was approximately 84%, reflecting the impact of sales to Neuraxpharm and other revenue sources, which carry different margins than BRIUMVI U.S. net product revenue.
Stock-Based Compensation Expense (Research and Development). Stock-based compensation expense (research and development) related to equity incentive grants and liability-classified awards totaled $7.6 million for the three months ended September 30, 2026, as compared to $5.3 million during the comparable period ended September 30, 2025. The increase in stock-based compensation expense for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily due to the mark-to-market impact on stock tracking units and an increase in headcount.
Other Research and Development Expense. Other research and development expense was $43.7 million for the three months ended September 30, 2026, as compared to $35.5 million during the three months ended September 30, 2025. The increase in research and development expense during the three months ended September 30, 2026 was primarily attributable to an increase in clinical trial related expenses pertaining to our clinical pipeline during the period ended September 30, 2026.
Stock-Based Compensation Expense (Selling, General and Administrative). Stock-based compensation expense (selling, general and administrative) related to equity incentive grants and liability-classified awards totaled $17.2 million for the three months ended September 30, 2026, as compared to $12.4 million during the comparable period ended September 30, 2025. The increase in stock-based compensation expense was primarily due to the mark-to-market impact on stock tracking units, and greater recognition of stock-based compensation expense for market-based awards during the three months ended September 30, 2026.
Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses totaled $63.5 million for the three months ended September 30, 2026, as compared to $51.0 million during the comparable period ended September 30, 2025. The increase was primarily due to marketing and media spend, and personnel-related costs associated with the commercialization of BRIUMVI during the three months ended September 30, 2026.
Interest Expense. Interest expense totaled $15.8 million for the three months ended September 30, 2026, as compared to $6.7 million for the three months ended September 30, 2025. The increase is mainly due to increased interest expense pertaining to the First Amendment to the Financing Agreement with Blue Owl Capital during the three months ended September 30, 2026 (see Note 7 – Loan Payable for more information).
Other Income. Other income totaled $3.8 million for the three months ended September 30, 2026, as compared to $3.3 million during the comparable period ended September 30, 2025. The increase is mainly due to more income earned from investments during the three months ended September 30, 2026.
Income Tax (Expense) Benefit. Income tax expense totaled $18.4 million for the three months ended September 30, 2026, as compared to income tax benefit of $365.0 million during the comparable period ended September 30, 2025. The decrease was primarily due to the discrete release of our deferred tax asset valuation allowance during the quarter ended September 30, 2025.

The following table summarizes the results of operations for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
(in thousands)	2026	2025	Change
Product revenue, net	$677,145	$417,815	$259,330
License, milestone, royalty and other revenue	28,044	5,898	22,146
Total revenue	$705,189	$423,713	$281,476

Costs and expenses:
Cost of revenue	116,783	62,572	54,211
Research and development:
Stock-based compensation	20,495	12,984	7,511
Other research and development	174,528	106,038	68,490
Total research and development	195,023	119,022	76,001

Selling, general and administrative:
Stock-based compensation	52,033	36,035	15,998
Other selling, general and administrative	198,982	133,254	65,728
Total selling, general and administrative	251,015	169,289	81,726

Total costs and expenses	562,821	350,883	211,938

Interest expense	40,057	20,194	19,863
Loss on extinguishment of debt	9,153	—	9,153
Other income	(11,301)	(9,661)	(1,640)
Total other expense	37,909	10,533	27,376

Net income before taxes	$104,459	$62,297	$42,162
Income tax (expense) benefit	(21,438)	361,845	(383,283)
Net income	$83,021	$424,142	$(341,121)
Product Revenue, Net. Product revenue, net was approximately $677.1 million for the nine months ended September 30, 2026, compared to $417.8 million for the nine months ended September 30, 2025. Product revenue, net for both the nine months ended September 30, 2026 and September 30, 2025 consisted of net product sales of BRIUMVI in the United States of $655.1 million and $411.4 million, respectively. Also included in product revenue, net for the nine months ended September 30, 2026 and 2025 is sales of BRIUMVI to our ex-U.S. licensing partner, Neuraxpharm, of $22.0 million and $6.4 million, respectively. The increase in product revenue, net is a result of greater market penetration of BRIUMVI in the United States and from commercial product sales supplied to Neuraxpharm under the Commercialization Agreement.
License, Milestone, Royalty and Other Revenue. License, milestone, royalty and other revenue was $28.0 million for the nine months ended September 30, 2026 and $5.9 million for the nine months ended September 30, 2025. License, milestone, royalty and other revenue for the nine months ended September 30, 2026 is comprised of $10.4 million of royalty revenue recognized under the Commercialization Agreement with Neuraxpharm, and $17.6 million of license, milestone, and other revenue, including $10.0 million related to a sales milestone achieved during the period, $5.0 million in license revenue, and $2.6 million for development and regulatory activities performed on behalf of Neuraxpharm in accordance with the Commercialization Agreement (see Note 2 – Revenue for more information).

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2026 was $116.8 million compared to approximately $62.6 million for the nine months ended September 30, 2025. Cost of revenue for both periods consisted primarily of royalties owed to our licensing partner for BRIUMVI sales, as well as third-party manufacturing, distribution and overhead costs. The increase was primarily driven by growth in BRIUMVI U.S. sales volume and sales to our ex-U.S. licensing partner, Neuraxpharm, during the nine months ended September 30, 2026. Gross margin on BRIUMVI U.S. net product revenue remained approximately 87% during the nine months ended September 30, 2026. Total gross margin was approximately 83%, reflecting the impact of sales to Neuraxpharm and other revenue sources, which carry different margins than BRIUMVI U.S. net product revenue.
Stock-Based Compensation Expense (Research and Development). Stock-based compensation expense (research and development) related to equity incentive grants and liability-classified awards totaled $20.5 million for the nine months ended September 30, 2026, as compared to $13.0 million during the comparable period ended September 30, 2025. The increase in stock-based compensation expense was primarily due to the mark to market impact on stock tracking units, and an increase in headcount during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.
Other Research and Development Expense. Other research and development expense was $174.5 million for the nine months ended September 30, 2026, as compared to $106.0 million during the nine months ended September 30, 2025. The increase in research and development expense during the nine months ended September 30, 2026 was primarily attributable to an increase in manufacturing expense in connection with our subcutaneous development work, and increased clinical trial related expenses pertaining to our clinical pipeline during the period ended September 30, 2026.
Stock-Based Compensation Expense (Selling, General and Administrative). Stock-based compensation expense (selling, general and administrative) related to equity incentive grants and liability-classified awards totaled $52.0 million for the nine months ended September 30, 2026, as compared to $36.0 million during the comparable period ended September 30, 2025. The increase in stock-based compensation expense was primarily due to the mark-to-market impact on stock tracking units, and greater recognition of stock-based compensation expense for market-based awards during the nine months ended September 30, 2026.
Other Selling, General and Administrative Expenses. Other selling, general and administrative expenses totaled $199.0 million for the nine months ended September 30, 2026, as compared to $133.3 million during the comparable period ended September 30, 2025. The increase was primarily due to marketing and media spend, and personnel-related costs associated with the commercialization of BRIUMVI during the nine months ended September 30, 2026.
Interest Expense. Interest expense totaled $40.1 million for the nine months ended September 30, 2026, as compared to $20.2 million for the nine months ended September 30, 2025. The increase is mainly due to increased interest expense pertaining to the First Amendment to the Financing Agreement with Blue Owl Capital during the nine months ended September 30, 2026 (see Note 7 – Loan Payable for more information).
Loss on extinguishment of debt. Loss on extinguishment of debt totaled $9.2 million for the nine months ended September 30, 2026 related to the write-off of unamortized deferred financing and debt discount costs, as well as prepayment fees associated with the Initial Term Loan with Blue Owl Capital, as compared to zero for the nine months ended September 30, 2025 (see Note 7 – Loan Payable for more information).
Other Income. Other income totaled $11.3 million for the nine months ended September 30, 2026, as compared to $9.7 million during the comparable period ended September 30, 2025. The increase is mainly due to more income earned from investments during the nine months ended September 30, 2026.
Income Tax (Expense) Benefit. Income tax expense totaled $21.4 million for the nine months ended September 30, 2026, as compared to income tax benefit of $361.8 million during the comparable period ended September 30, 2025. The decrease was primarily due to the discrete release of our deferred tax asset valuation allowance during the quarter ended September 30, 2025.

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
As of September 30, 2026, our contractual obligations consist primarily of purchase and supply commitments supporting the commercial and clinical manufacture of BRIUMVI. Certain of these agreements include non-cancelable provisions, minimum purchase requirements, or binding forecast commitments. We also maintain lease obligations for our office facilities in New York and North Carolina, which are expected to be funded through operating cash flows.
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
Discussion of Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$66,596	$(44,432)
Net cash (used in) provided by investing activities	$(7,504)	$29,437
Net cash provided by (used in) financing activities	$291,169	$(90,787)
Net cash provided by operating activities for the nine months ended September 30, 2026 was $66.6 million as compared to net cash used in operating activities of $44.4 million for the nine months ended September 30, 2025, representing a $111.0 million improvement year over year. Net income in the prior-year period included a non-cash income tax benefit from the release of the valuation allowance on our deferred tax assets in the third quarter of 2025. Excluding the impact of deferred income taxes, the improvement in operating cash flow was primarily driven by favorable changes in operating assets and liabilities of $45.0 million, as well as an increase in stock-based compensation during the nine months ended September 30, 2026.
Net cash used in investing activities for the nine months ended September 30, 2026 was $7.5 million, as compared to $29.4 million provided by investing activities for the nine months ended September 30, 2025. The change in net cash used in investing activities was primarily due to decreased proceeds from maturities of held-to-maturity securities during the nine months ended September 30, 2026, partially offset by decreased investments in held-to-maturity securities during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Net cash provided by financing activities for the nine months ended September 30, 2026 was approximately $291.2 million as compared to net cash used in financing activities of $90.8 million for the nine months ended September 30, 2025. The increase in net cash provided by financing activities during the nine months ended September 30, 2026 was mainly due to the proceeds from the 2026 Term Loan, net of financing costs paid, partially offset by the repurchase of stock under our 2025 share repurchase program.
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
CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES
A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a description of our significant accounting policies, refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 1 – Organization and Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2025, and refer to Note 1 - Organization and Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for significant accounting policies due to commercialization for revenue recognition, gross-to-net sales adjustments, accounts receivable, inventory, deferred tax asset valuation allowance, and cost of revenue. Of these policies, the following are considered critical to an understanding of our condensed consolidated financial statements as they require the application of the most difficult, subjective and complex judgments: revenue recognition and stock-based compensation expenses. Refer to Note 2 – Revenue and Note 6 – Stock-Based Compensation respectively, in this Quarterly Report on Form 10-Q for more information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk has not changed materially since our disclosure in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, management carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Commercialization
If BRIUMVI or any product candidate for which we obtain marketing approval from the United States (U.S.) Food and Drug Administration (FDA) or any comparable regulatory authority outside of the U.S. does not achieve or maintain broad market acceptance among physicians, patients, healthcare payors, and the medical community, the revenues that we generate from product sales will be limited.
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
We have limited experience as a commercial company, and our ability to successfully overcome the risks associated with commercializing drugs in the biopharmaceutical industry remains uncertain. BRIUMVI, as well as other drugs that we may bring to the market in the future, may not gain market acceptance by physicians, patients, third-party payors and others in the healthcare community. As a result, we may not generate significant revenues or meet our revenue and operating expenses projections or guidance and may not become profitable. The degree of market acceptance of BRIUMVI, as well as any future product candidates for which we may receive marketing approval, will depend on a number of factors, including:
•the timing of our receipt of marketing approvals, the terms of such approvals, and the countries in which such approvals are obtained;
•the efficacy, safety and tolerability as demonstrated in clinical trials and as compared to alternative treatments;
•the timing of market introduction of BRIUMVI and any of our product candidates, as well as competitive products;
•the indications for which our products are approved, and other aspects of the approved labeling for such products;
•acceptance by physicians, advanced practitioners, major operators of neurology clinics, and patients of our products as safe, tolerable and effective treatments;
•the potential and perceived advantages or disadvantages of our products compared to alternative treatments;
•our ability to offer our products for sale at competitive prices;
•the availability of adequate reimbursement by third-party payors and government authorities;
•the extent of patient cost-sharing obligations, including copays and deductibles;
•changes in regulatory requirements by government authorities for our products;
•relative convenience and ease of administration;
•the prevalence and severity of side effects and adverse events;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the effectiveness of our sales and marketing efforts, as well as those of any current or future partners;
•protecting our rights in our intellectual property portfolio;
•our ability to maintain a reliable supply of our products that meets market demand; and
•favorable or unfavorable publicity relating to our products or relating to the Company.
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
In addition, with respect to BRIUMVI and any product candidate that the FDA or a comparable regulatory authority outside the U.S. approves, the manufacturing processes, testing, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices (cGMPs), with Good Clinical Practices (GCPs), for any clinical trials that we conduct post-approval, and with Good Laboratory Practices for any nonclinical studies. Later discovery of previously unknown problems with a product or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things, restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, mandatory safety labeling changes or product recalls, suspension or revocation of product approvals, product seizure or detention, refusal to permit the import or export of products, and injunctions or the imposition of civil or criminal penalties, all of which would adversely affect our business, prospects and ability to achieve or sustain profitability.
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
As BRIUMVI or any future approved products are used more widely or for a longer duration after being brought to market, data may emerge from clinical studies, including confirmatory or other post-marketing studies, or from adverse event reporting or pharmacovigilance, that may affect the commercial potential of our products. For example, as additional patients are exposed for longer durations to a product in the commercial and clinical settings, it is unknown whether greater frequency and/or severity of adverse events are likely to occur or whether an acceptable safety and tolerability profile will continue to be demonstrated. If we or others identify unexpected side effects or adverse events caused by BRIUMVI or other products or product candidates within the RMS space following introduction into the market, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw approval or limit the approved indications for use of such products;
•regulatory authorities may require the addition of new or different labeling statements, including warnings or boxed warnings, precautions, or contraindications that could diminish the usage of the product or otherwise limit the commercial success of the affected product;
•we may be required to change the way such drug candidates are distributed or administered, or to conduct additional clinical trials;
•regulatory authorities may require a Risk Evaluation and Mitigation Strategy (REMS), a plan to mitigate risks, which could include a Medication Guide, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools;
•we may be subject to regulatory investigations and government enforcement actions;
•we may decide to remove such drug candidates from the marketplace;
•we may not be able to enter into collaboration agreements on acceptable terms and execute on our business model;
•we could be sued and held liable for injury caused to individuals exposed to or taking our products; and
•our reputation may suffer.

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
The incidence and prevalence for target patient populations of BRIUMVI and our product candidates have not been established with precision. If the market opportunities for BRIUMVI and our product candidates are smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected.
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
New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace. These developments may render our product or product candidates obsolete or noncompetitive. Compared to us, many of our potential competitors have substantially greater:
•research and development resources, including personnel and technology;
•regulatory experience;
•pharmaceutical development, clinical trial and pharmaceutical commercialization experience;
•experience and expertise in exploitation of intellectual property rights; and
•capital resources.

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
Additional factors that may inhibit our efforts to support the ongoing commercialization of BRIUMVI and our product candidates on our own, or through partnership, and generate product revenues include:
•the costs and time associated with the initial and ongoing training of commercialization personnel on the applicable disease states, products, competitors, and legal and regulatory compliance matters;
•the inability of commercialization personnel to obtain access to physicians or to effectively promote or provide education about BRIUMVI and any future approved products;
•the lack of complementary drugs to be offered by the Company, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
•decisions by third-party payors to deny reimbursement of, require rebates or discounts, or delay coverage decisions regarding BRIUMVI or following approval of any product candidates;
•our inability to maintain a healthcare compliance program including effective mechanisms for compliance monitoring;
•our inability to establish and maintain commercial partnerships outside the U.S.;
•our inability, or the inability of a third party with whom we have partnered, to maintain the necessary regulatory approvals required to operate in markets outside of the U.S.;
•the timing of product availability for commercial sale following approval and continued product supply; and
•unforeseen costs and expenses associated with creating a commercialization organization.
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
We face a risk of product liability exposure related to the testing of our product candidates in human clinical trials and in connection with the commercialization of BRIUMVI and any other products for which we may receive marketing authorization in the future. If we cannot successfully defend ourselves against claims that BRIUMVI or any of our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any products that we may commercialize;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•significant costs to defend the related litigation, including the risk that any individuals who may face such related litigation may in turn seek to recover from us;

•substantial monetary awards to trial participants or patients;
•loss of revenue; and
•the inability to commercialize any products or product candidates that we may develop.
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
Risks Related to Our Financial Position and Need for Additional Capital
We have a history of losses and our ability to maintain profitability in the future remains uncertain. We expect to incur significant expenses for the foreseeable future as we commercialize BRIUMVI and advance our product candidates through clinical trials, seek regulatory approvals and pursue commercialization.
Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We commenced operations in January 2012 and currently have one marketed product, BRIUMVI, which received approval from the FDA in December 2022. We have focused our efforts and financial resources on clinical trials, manufacturing of our products and product candidates, establishing a commercial infrastructure and preparing to support a commercial product. To date, we have financed our operations primarily through public offerings of our common stock and debt financing, and product revenues generated from BRIUMVI. We expect to continue to incur significant research and development expenses, as well as significant commercialization and outsourced manufacturing expenses as we continue to commercialize BRIUMVI and advance our product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, we are unable to predict the extent of any future losses, or for how long we may continue to experience profitability. We may not be able to sustain or increase our profitability on a quarterly or annual basis. Our ability to maintain profitability depends upon our ability to generate substantial revenue. Our prior losses have had and will continue to have an adverse effect on our stockholders’ deficit and working capital should we be unable to maintain profitability in future periods.
To remain profitable, we must succeed in developing (or in-licensing) and commercializing our products or product candidates, and continue to successfully commercialize BRIUMVI. It is uncertain when and if we will generate or continue to generate any significant revenue from the sale of our product or any product candidates, if approved, in the future. Furthermore, no assurance can be given that we will meet revenue and operating expenses projections or guidance with respect to BRIUMVI or our product candidates, if approved. To obtain significant and sustained revenues and meet our revenue and operating expenses projections or guidance, we must succeed, either alone or with others, in obtaining and maintaining regulatory approval for our products and product candidates and manufacturing, marketing and selling our product and product candidates. Our ability to generate sustained revenue depends on a number of factors, including, but not limited to, our ability to:
•successfully complete clinical trials that meet their clinical endpoints;

•initiate and successfully complete all safety, pharmacokinetic, biodistribution, and non-clinical studies required to obtain U.S. and non-U.S. marketing approval for our product and product candidates;
•obtain approval from the FDA and comparable regulatory authorities outside of the U.S. to market and sell our product and product candidates, and maintain FDA and other global approvals of BRIUMVI for RMS;
•establish and maintain commercial manufacturing capabilities with third parties that are satisfactory to the regulatory authorities, cost effective, and that are capable of providing commercial supply of our product and product candidates;
•expand on our commercialization infrastructure to commercialize BRIUMVI, and/or entering into collaborations with third parties;
•obtain, develop, maintain, protect, and defend our intellectual property portfolio; and
•achieve market acceptance of BRIUMVI and any other products for which we may receive regulatory approval in the medical community and with third-party payors.
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
Although we believe that our existing cash, cash equivalents, investments, anticipated revenues from BRIUMVI and other available sources of capital will be sufficient to fund our currently planned operations for the foreseeable future, our future capital requirements will depend on many factors, including:
•the commercial performance of BRIUMVI and any future approved products;
•the timing, scope, costs and results of our research and development programs and clinical trials;
•the costs of manufacturing clinical and commercial product supply;
•the timing and costs associated with obtaining and maintaining regulatory approvals and satisfying post-marketing requirements;
•the costs of expanding our commercial infrastructure and supporting future product launches;
•our ability to enter into and timing of strategic collaborations, licensing arrangements and/or other business development transactions;
•the costs of protecting, maintaining and enforcing our intellectual property rights and defending against third-party claims; and
•opportunities to acquire, license or invest in additional technologies, product candidates or businesses.
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
We are currently focusing the majority of our resources and efforts on maintaining approval, improving and commercializing BRIUMVI and developing subcutaneous ublituximab and azer-cel for particular indications. Because we have limited resources, we may forgo or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our estimates regarding the potential market for a product candidate could be inaccurate, and our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for BRIUMVI and our product candidates, we may relinquish valuable rights to our product candidates or programs through collaboration, licensing, or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidates or programs. Further, we may focus our efforts and resources on potential product candidates or other potential programs that ultimately prove to be unsuccessful for which it would have been more advantageous to enter into a partnering arrangement.
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
On August 2, 2024, we entered into a term loan facility with Blue Owl Capital Corporation, as administrative agent, HealthCare Royalty and Blue Owl Capital (the Initial Term Loan). In March 2026, we entered into a first amendment to the Financing Agreement to repay in full the Initial Term Loan and enter into the 2026 Term Loan with Blue Owl Capital. The 2026 Term Loan will mature on March 18, 2031 (see Note 7 – Loan Payable to our consolidated financial statements for more information).

All obligations under the Financing Agreement are secured by a lien on substantially all of our assets and the assets of certain of our subsidiaries as guarantors. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing on acceptable terms;
•requiring the dedication of a substantial portion of our cash flow from operations to service debt, reducing cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business; and
•placing us at a possible competitive disadvantage relative to competitors that are less leveraged or have better access to capital.
To the extent additional debt is added to our current debt levels, the risks described above could increase, including in the ways described below:
•we will need to repay the indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities; and
•our failure to comply with the restrictive covenants in the Financing Agreement could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and the creditors under the Financing Agreement could seek to enforce its security interest in the assets securing such indebtedness.
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
In addition, the Financing Agreement imposes operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiary to, among other things (subject to the exceptions provided for in the Financing Agreement):
•dispose of certain assets;
•change its lines of business;
•engage in mergers, acquisitions, joint ventures or consolidations;
•incur additional indebtedness;
•create liens on assets;
•pay dividends and make contributions or repurchase our capital stock; and
•engage in certain transactions with affiliates.
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
Our ability to generate revenues from product sales will depend largely on the successful commercialization of BRIUMVI. Each of our product candidates will require additional non-clinical or clinical development, regulatory approval, and sufficient clinical and commercial supply. The success of our development programs and achievement of regulatory approval of our product candidates will depend on several factors, including, among others, the following:
•successful completion of our clinical programs with positive results that support a finding of effectiveness and an acceptable safety profile of our product candidates in the intended populations within the timeframes we have projected;
•Investigational New Drug Applications (INDs) and clinical trial applications, being cleared/issued/approved such that our product candidates can commence clinical trials;
•successful initiation and completion of preclinical studies and successful initiation of, enrollment in, and completion of clinical trials;
•sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•receipt of regulatory approvals from applicable regulatory authorities for our product candidates;
•establishing commercially viable arrangements with third-party manufacturers for clinical supply and commercial manufacturing; and
•obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates.
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
Further, from time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, time-to-event based endpoints such as duration of response and progression-free survival, and continuously observed data such as annualized relapse rate have the potential to change with longer follow-up. In addition, as patients continue on therapy, there can be no assurance that the final safety data from studies, once fully analyzed, will be consistent with prior safety data presented, will be differentiated from other similar agents in the same class, will support continued development, or will be favorable enough to support regulatory approvals for the indications studied. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. The information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and regulators or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line or preliminary data that we report differ from final results, or if others, including regulatory authorities, disagree with the scope of disclosure we have made or the conclusions we have reached, our ability to obtain approval for, or successfully commercialize, our product or product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
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

Whether or not, and if so, how quickly, we complete clinical trials depends in part upon the rate at which we are able to engage clinical research/trial sites and, thereafter, the rate of enrollment of patients, and the rate at which we collect, clean, lock and analyze the clinical trial database. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the existence of competitive clinical trials, and whether existing or new drugs are approved for the indication we are studying. We are aware that other companies are currently conducting or planning clinical trials that seek to enroll patients with the same diseases that we are studying. We may experience unforeseen events that could delay or prevent our ability to complete current clinical trials, initiate new trials, receive marketing approval or commercialize our product candidates, including:
•the FDA or other regulatory authorities may require us to submit additional data or impose other requirements before permitting us to initiate a clinical trial;
•the FDA or other regulatory authorities or institutional review boards (IRBs) or Data Safety Monitoring Boards (DSMBs) or ethics committees (ECs) may not authorize us or our investigators to commence or continue a clinical trial or conduct a clinical trial at a prospective trial site or in a country; we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective clinical research organizations (CROs), the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulatory authorities may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon drug development programs;
•the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, and enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•our third-party contractors, including our clinical trial sites, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
•we may elect to or regulatory authorities or IRBs, DSMBs or ECs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•the cost of clinical trials of our product candidates may be greater than we anticipate;
•any shifts in the regulatory focus of government agencies;
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate, including, without limitation, as a result of disruptions to our supply chains caused by global health crises, international conflicts in Russia and Ukraine, Iran, the Middle East, and South America, economic instability, or natural disasters;
•regulatory authorities may revise the requirements applicable to our product candidates, or such requirements may not be as we anticipate; and
•our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulatory authorities, IRBs, DSMBs or ECs to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other therapies in the same or a similar class that raise safety or efficacy concerns about our product candidates.
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

Negative or inconclusive results from the clinical trials we conduct, unanticipated adverse medical events, or changes in regulatory policy could cause us to have to delay, repeat or terminate the clinical trials. If we are required to repeat or conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:
•be delayed in obtaining marketing approval for our product candidates;
•not obtain marketing approval at all;
•obtain marketing approval in some countries and not others;
•obtain marketing approval for indications or patient populations that are not as broad as intended or desired;
•be subject to post-marketing requirements or post-marketing commitments;
•be subject to increased pricing pressure; or
•have the drug removed from the market after obtaining marketing approval.
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

Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. Further, early clinical trials by their nature utilize a small sample of the potential patient population. With a limited number of patients and limited duration of exposure, rare and serious side effects of our drug candidates may only be uncovered when a significantly larger number of patients are exposed to the drug candidate in Phase 3 or registration-directed trials or when the drug candidate is on the market. If any of our product candidates cause unacceptable adverse events in clinical trials, we may not be able to obtain marketing approval and generate revenues from its sale, or even if approved for sale may lack differentiation from competitive products, which could have a material adverse impact on our business and operations. Further, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients, rare and severe side effects of BRIUMVI or our product candidates may only be uncovered with a significantly larger number of patients exposed to the product.
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
Other reasons that the FDA or regulatory authorities around the world may delay, limit or deny approval of a product candidate, include:
•we may be unable to demonstrate to the satisfaction of the FDA or comparable regulatory authorities outside of the U.S. that a product candidate is tolerable and effective for an indication;
•the FDA may not accept clinical data from trials conducted by individual investigators or in countries where the standard of care or the patient population, is potentially different from that of the United States;
•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable regulatory authorities outside of the U.S. for approval;
•We may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•We may submit additional information to the FDA which the FDA determines constitutes a major amendment to the application and thereby extends the goal date for determination of approvability of the application;

•the FDA or comparable regulatory authorities outside of the U.S. may disagree with our interpretation of data from preclinical studies and/or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA, NDA or other marketing authorization submission to obtain regulatory approval in the United States or elsewhere;
•the FDA or comparable regulatory authorities outside of the U.S. may identify issues related to the manufacturing processes or facilities of third-party manufacturers with which we or our collaborators currently contract for clinical supplies and plan to contract for commercial supplies; during the course of review, the FDA or regulatory authorities outside of the U.S. may raise issues and request or require additional preclinical, clinical, chemistry, manufacturing, and control, or other data and information, and the development and provision of these data and information may be time consuming. We may not be able to generate the data within the time period necessary to obtain approval within the established regulatory review timelines, such as by a Prescription Drug User Fee Act (PDUFA) goal date or at all to satisfy the FDA or regulatory authorities outside of the U.S.;
•the approval processes of the FDA or comparable regulatory authorities outside of the U.S. may significantly change in a manner rendering our clinical data insufficient for approval; or
•interruptions or delays in the operations of the FDA and regulatory authorities outside of the U.S. as a result of global health crises, inadequate government funding, political conditions or economic crises, international conflict, or natural disasters may negatively impact review, inspection, and approval timelines.
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
In addition, our clinical studies with sites outside the United States may be adversely impacted by international conflict, including in Russia and Ukraine, in Iran and the Middle East, and in South America. The conflict in Russia and Ukraine and its impact on neighboring countries may adversely affect clinical trial sites for our programs. While no clinical trials are currently enrolling patients in Russia, we do have actively enrolling clinical trials in Ukraine, and there are a number of trial subjects in long-term treatment and follow-up in both countries. The political and physical conditions in Russia and Ukraine have disrupted our ability to supply investigational drug product to impacted sites; impacted patients’ ability to partake in our clinical trials and our ability to gather data on those patients, including long-term follow-up data; impacted our ability to audit clinical trial sites in these territories, and resulted in suspension of clinical trial activities at impacted sites. Furthermore, the United States and other countries have imposed sanctions against Russia and other restrictions from doing business with certain Russian companies and financial institutions. Our ability to conduct clinical trials in Russia, Ukraine and elsewhere in the region may also become restricted under applicable sanctions laws. Geopolitical conflicts and related government responses have resulted in global economic instability, which could affect our supply chain and commercialization efforts. While we currently do not believe such conflicts will have a material impact on product development or our overall business, given the evolving situation and the related geopolitical and economic uncertainties, the full impact of the conflict remains uncertain.

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
Furthermore, the development of a subcutaneous formulation, including subcutaneous ublituximab, typically requires additional clinical studies, including bridging studies and the use of delivery devices (e.g., auto-injectors or prefilled syringes), which may introduce new technical, supply chain, or regulatory challenges. Developing drug-device combinations is complex and there can be no guarantee that the clinical properties of ublituximab will not be altered when administered via an auto-injector device. Regulatory agencies may not consider bioequivalence sufficient for approval or may require additional data to demonstrate comparable effectiveness or safety, especially if the subcutaneous formulations have analytical differences. While the primary outcome of the pivotal clinical trial is to establish non-inferior exposure, differences in other clinical properties including but not limited to PD effect, safety, tolerability, and immunogenicity may occur. In such cases, while the primary outcome of the clinical study may be met, regulatory agencies may still consider such a product not pharmaceutically equivalent.

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
In the United States, federal and state legislatures, health agencies and third-party payors continue to focus on containing the cost of healthcare and addressing public concern over access to and affordability of prescription drugs. The Affordable Care Act (ACA) made significant changes to the U.S. healthcare system, which included expanding healthcare coverage through Medicaid and implementation of the individual health insurance mandate; changing coverage and reimbursement of drug products under Medicare, Medicaid and 340B government programs; imposing an annual fee on manufacturers of branded drugs; and expanding government enforcement authority. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. The One Big Beautiful Bill Act (OBBBA) has enacted, among others, changes to eligibility requirements for premium tax credits, which is expected to result in less coverage in the ACA’s health insurance marketplace (Marketplace) over the next few years. The ACA premium tax credits expired at the end of 2025, which resulted in an additional loss of coverage for an estimated 24 million people that were previously enrolled in insurance plans obtained through the Marketplace. In addition, the OBBBA has made other changes to the enrollment and eligibility requirements for Medicaid, which is expected to result in the loss of coverage for certain individuals currently enrolled in Medicaid programs. Further, the Centers for Medicare & Medicaid Services (CMS) has proposed two mandatory payment model pilots, the Guarding U.S. Medicare Against Rising Drug Costs Model, focused on Part D drugs, and Global Benchmark for Efficient Drug Pricing, focused on Part B drugs, which will require pharmaceutical companies to pay additional rebates on certain medicines, including central nervous system agents for the treatment of multiple sclerosis, whose U.S. net-of-discount prices exceed those in certain other countries.

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
Further, executive orders were signed to implement MFN drug pricing policies designed to align certain prescription drug prices in the U.S. to lower prices available in other countries. If such MFN policies are implemented, changes to drug pricing are expected to affect the profitability of pharmaceutical and biotech companies in the U.S. as well as in other countries, as a price referencing policy to the U.S. market could make it commercially unviable to commercialize a drug product in a price constrained market. The details of the proposed policies are unclear and the final terms and impact remain uncertain, and may pose long-term risks to our business and our future commercialization plans of our products and product candidates. In addition, the Fair Prescription Drug Prices for Americans Act was re-introduced in May 2025 and proposes to cap the retail list price of prescription drugs and biological products in the United States at the average retail list price for such product among certain countries. Although it is uncertain if these pricing proposals will take effect, reducing drug prices remains a bipartisan effort and, if made effective, could significantly impact coverage, pricing, and reimbursement for any approved product. These and other similar developments could significantly limit the degree of market acceptance of our products or any of our product candidates that receive marketing authorization. We expect that healthcare reform measures that may be adopted in the future may result in increased financial liability for manufacturers and additional downward pressure on the price that we may receive for any of our product candidates, if approved. Any reduction in reimbursement from Medicare or other government health care programs may result in a similar reduction in payments from private payors.
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
There likely will continue to be pressure on prescription drug prices globally and legislative and regulatory proposals, including at the federal and state levels in the U.S., directed at broadening the availability of health care and containing or lowering the cost of health care products and services. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, health insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect, among other things:
•our ability to generate revenues and achieve or maintain profitability;
•the demand for any products for which we may obtain regulatory approval;
•our ability to set a price that we believe is fair for our products;
•the level of taxes that we are required to pay; and
•the availability of capital.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, which affects average review times at the FDA. Significant workforce reductions and reorganizations at several U.S. health agencies, including the FDA, the U.S. Department of Health and Human Services (HHS), the Centers for Disease Control and Prevention and the National Institutes of Health, have impacted, and may continue to impact, the FDA’s ability to review and approve new medicines and conduct necessary inspections.

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
With the approval of BRIUMVI in the U.S. and outside the U.S., we are subject to additional extensive healthcare statutory and regulatory requirements and oversight by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our past, current and future relationships, arrangements and interactions with these professionals and entities, as well as with patients and patient advocacy organizations expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product and product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:
•the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, they are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. This law applies to our marketing practices, educational programs, pricing policies and relationships with healthcare providers. We continue to evaluate what effect, if any, these rules will have on our business;
•the federal False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. For example, life sciences companies have faced enforcement actions under the False Claims Act in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product, among other activities. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute or the Federal Food, Drug, and Cosmetic Act (FDCA) constitutes a false or fraudulent claim for purposes of the False Claims Act;
•the federal Civil Monetary Penalties law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
•the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) and its implementing regulations, has fraud provisions that impose criminal and civil liability for knowingly and willingly executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs, or integrity oversight and reporting obligations to resolve allegations of non-compliance;

•the Physician Payments Sunshine Act under section 6002 of the Affordable Care Act requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to monitor and report certain information related to payments and other transfers of value to and the ownership and investment interests of physicians and certain other healthcare providers as well as teaching hospitals to the federal government for redisclosure to the public. CMS has the potential to impose penalties for violations of the Physician Payments Sunshine Act, depending on the circumstances, and reported payments also have the potential to draw scrutiny to our relationships with health care practitioners and academic medical institutions, which may have implications under the Anti-Kickback Statute and other healthcare laws;
•HIPAA, as amended by HITECH and other amendments, and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH created new tiers of civil monetary penalties, made civil and criminal penalties directly applicable to business associates, and gave state attorneys authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs;
•a wide range of federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers including those related to privacy;
•the FDCA and its implementing regulations, which among other things, strictly regulate drug product marketing and prohibit manufacturers from promotion and marketing of products prior to approval or for uses inconsistent with the FDA-required labeling;
•federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
•the Drug Supply Chain Security Act, which imposes obligations on entities in the commercial product supply chain, including manufacturers, to identify and track prescription drugs as they are distributed in the U.S.; and
•state law equivalents of some of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, state transparency laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information, state laws limiting interactions between pharmaceutical manufacturers and members of the healthcare industry, state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; marketing restrictions and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.
As we continue commercialization of BRIUMVI, we are taking steps to provide patient support services to help patients access the product. Our patient support programs are administered in conjunction with a patient support program vendor and other third parties. There has been heightened scrutiny by government enforcement agencies, including, by the HHS Office of Inspector General and the U.S. Department of Justice in drug manufacturers’ product and patient assistance programs and the operation of such programs, including reimbursement support services, and investigations into these programs have resulted in significant civil and criminal settlements. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws, regulations, or evolving government guidance on patient support programs. A government investigation, regardless of its outcome, could impact our business practices, harm our reputation, divert attention of management, increase our expenses and reduce availability of assistance to patients. If we or our vendors are deemed to fail to comply with relevant laws, regulations or government guidance in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions.
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
Failure to comply with these regulatory requirements or later discovery of previously unknown problems with products, manufacturers, or manufacturing processes, may result in actions such as:
•restrictions on product manufacturing, distribution or use;
•restrictions on the labeling or marketing of a product;
•requirements to conduct post-marketing studies or clinical trials;
•warning letters or other advisory actions;
•request for withdrawal of the products from the market;
•refusal to approve pending applications or supplements to approved applications that we or our subsidiaries submit;
•recalls;
•suspension or termination of ongoing clinical trials;
•fines, restitutions, or disgorgement of profits or revenues;
•refusal to permit the import or export of products;
•product seizure or detentions;
•injunctions or the imposition of civil or criminal penalties; and
•adverse publicity.

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
CROs play an important role in the conduct of our clinical trials, especially outside of the United States. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct current or future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:
•have staffing difficulties;
•fail to comply with contractual obligations;
•experience regulatory compliance issues;
•undergo changes in priorities or become financially distressed; or
•form relationships with other entities, some of which may be our competitors.
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
Our reliance on third-party manufacturers entails additional risks, including:
•reliance on the third party for regulatory compliance and quality assurance;
•the possible breach of the manufacturing, supply or quality agreement by the third party;
•the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
Moreover, our current long-term supply agreement for BRIUMVI contains certain minimum purchases in what are commonly referred to as a “take or pay” provision, and it is possible that future supply agreements could contain such provisions. To the extent our demand does not meet the minimum supply required amounts, we would be forced to pay more than desired. This could create a situation where we are spending more than required and could impact our ongoing operations and entail curtailing other important research and development or commercialization efforts, all of which could have a material adverse effect on us. In negotiating our supply agreement for BRIUMVI, there is no guarantee that we have foreseen all eventualities or that our third-party manufacturer will be able to accommodate unforeseen changes in business direction in a timely fashion or at all. Scheduling of manufacturing at our third-party manufacturer is governed by contractual terms that require us to make investments in inventory of materials, with limited shelf life, in advance of regulatory approval and based on preliminary commercial forecasting, and such inventory may not be used if timelines and supply needs shift.

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
Because we license BRIUMVI and our product candidates from third parties and we expect to continue to in-license additional product candidates, if there is any dispute between us and our licensor regarding our rights under a license agreement, our ability to develop and commercialize the applicable product or product candidate may be adversely affected. Disputes may arise with the third parties from whom we license our products and product candidates for a variety of reasons, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the license agreement;
•the sublicensing of patent and other rights under our collaborative development relationships and obligations associated with sublicensing;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•the priority of invention of patented technology.
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
We are subject to a number of risks associated with our dependence on our relationships with our collaboration and commercialization partners, including:
•decisions by our collaboration and commercialization partners to terminate their collaboration or commercialization agreements with us for reasons specified in the collaboration or commercialization agreements, including our breach;

•the need for us to identify and secure on commercially reasonable terms the services of third parties to perform key activities, including development and commercialization activities, currently performed by our collaboration or commercialization partners in the event that a collaboration or commercialization partner terminates its agreement with us;
•adverse decisions by a collaboration or commercialization partner regarding the amount and timing of resource expenditures for the commercialization, distribution, and sale of our drug products;
•failure by a collaboration or commercialization partner to perform its duties under its agreement with us, including failure to comply with regulatory requirements which may disrupt its performance of its obligations under the agreement with us;
•failure by a collaboration or commercialization partner to timely deliver accurate and complete financial information to us or to maintain adequate and effective internal control over its financial reporting may negatively affect our ability to meet our financial reporting obligations as required by the SEC;
•failure by a collaboration or commercialization partner to timely deliver accurate and complete medical or clinical information to us or to maintain adequate and effective internal control over its pharmacovigilance activities and reporting may negatively affect our ability to meet our reporting obligations as required by the FDA and other regulatory bodies;
•collaboration or commercialization partners’ and their affiliates’ development and commercialization of products that compete directly or indirectly with our products or product candidates;
•decisions by a collaboration or commercialization partner to prioritize others of its current or future products more highly than our drug products or our product candidates when it performs its duties;
•possible disagreements with a collaboration or commercialization partner as to the timing, nature and extent of our development plans or distribution and sales and marketing plans; and
•the fact that financial returns to us, if any, under our collaboration agreement with Neuraxpharm depends in large part on the achievement of milestones and generation of product sales, and if Neuraxpharm fails to perform or satisfy its obligations under the collaboration agreements, the development and commercialization of our drug products could be delayed, hindered or may not occur, and our business and prospects could be materially and adversely affected.
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
These risks and uncertainties include the following:
•the patent applications that we or our licensors file may not issue as patent;
•patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked or circumvented, or otherwise may not provide any competitive advantage;
•as of March 16, 2013, the United States converted from a first-to-invent to a first-to-file system. If we do not win the filing race, we will not be entitled to inventive priority;

•our competitors, many of whom have substantially greater resources than we do, and many of whom have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to file new patent applications covering our products, or make, use, and/or sell our products either in the United States or in international markets;
•there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful as a matter of public policy regarding worldwide health concerns, which could limit our ability to fully monetize our intellectual property rights; and
•countries other than the United States may have less restrictive patent laws than those of the United States, allowing foreign competitors to exploit such less restrictive patent laws to make, use, and/or sell competing products in their respective jurisdictions.
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
Certain of our executive officers, directors and stockholders own more than 5% of our outstanding common stock and, together with their affiliates and related persons, beneficially own a significant percentage of our capital stock. If these stockholders were to choose to act together, they would be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, this concentration of ownership might adversely affect the market price of our common stock by:
•delaying, deferring or preventing a change of control of us;
•impeding a merger, consolidation, takeover or other business combination involving us; or
•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
Our internal information technology systems, or those of our third-party CROs, CMOs, or other contractors, vendors, or consultants, are vulnerable to failures or security breaches, which could result in a material disruption of our drug candidates’ development programs and our commercialization of any products for which we receive regulatory approval.
Despite the implementation of security measures, our internal information technology systems and those of our third-party CROs, CMOs, and other contractors, vendors, and consultants are vulnerable to damage from viruses, unauthorized access, security breach or incidents, natural disasters, terrorism, war and telecommunication and electrical failures. Security breaches include, but are not limited to, deployment of harmful malware, ransomware, denial-of-service attacks, vendor breaches, supply chain attacks, data breaches by employees, insiders or others with authorized access, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of our and our third-party service providers’ systems and the information stored on such systems. Security breaches can also include phishing attempts or e-mail fraud to cause unauthorized payments or information to be transmitted to an unintended recipient, or to permit unauthorized access to systems. Although we have experienced security events in the past, the impact on our operations and financial condition has not been material. High-profile security breaches at other companies and in government agencies have increased in frequency and scope, and we expect such cybersecurity threats to continue and become more sophisticated. Threat actors, including nation state attackers, could also use AI for malicious purposes, increasing the frequency and complexity of their attacks. A significant security breach or incident could cause our systems to fail, compromise the information stored on such systems, or cause significant business interruptions, which could result in a material disruption of our operations, financial loss, or reputational harm. For example, the unauthorized access to, disclosure of, or loss of clinical trial data for our drug candidates could result in delays in our regulatory approval efforts, violate healthcare privacy laws and regulations, result in legal claims or proceedings, and significantly increase the cost of remediation. We have invested in protections and monitoring practices of our data and information technology systems to reduce these risks and expect to continue to do so as our information technology systems increase in magnitude and complexity. However, there can be no assurance that our efforts and investments will prevent breakdowns or breaches in our systems that could adversely affect our business.
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

Likewise, the capital and credit markets may be adversely affected by geopolitical conflicts and global sanctions imposed in response thereto. Other international events such as trade disputes, increased tariffs and countermeasures by affected countries, leadership changes and political and military conflicts could also adversely affect global financial activity and markets and could negatively affect the U.S. economy. The U.S. has imposed increased tariffs on certain countries, focusing on those with which it has the largest trade deficits. Other countries have responded, and may continue to respond, by announcing retaliatory tariffs on U.S. imports. In addition, the U.S. Department of Commerce initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, as amended (Section 232). Following the Section 232 investigations and other policy changes related to MFN drug pricing, in April 2026, an executive order was issued, followed by additional guidance and clarification from the U.S. Department of Commerce in September 2026, seeking to impose up to a 100% tariff on imported patented pharmaceuticals, subject to certain exceptions for certain products and for companies that have an agreement regarding MFN drug pricing or onshore manufacturing. For example, effective September 29, 2026, certain of our commercial drug substances and drug products imported into the United States from our CMOs became subject to a 15% tariff. The terms and effects of such tariffs, if and as they are implemented, and other policy changes are uncertain and could have adverse implications on drug pricing, drug production levels and patient access, and may result in supply chain or other operational disruptions. Further, if we are required to change our current manufacturing partners or suppliers now or in the future in order to avoid such tariffs, the terms of new agreements that we may enter into may not be favorable to us and related operational disruptions may heighten manufacturing and compliance risks and derail commercialization plans. The tariffs have disrupted, and may continue to disrupt, the global markets and escalate tensions between the U.S. and other countries. The extent of the impact of geopolitical conflicts, sanctions and increased tariffs on our business specifically, or on the U.S. market and global economy generally, are uncertain and unpredictable, and could adversely affect our business, financial condition and results of operations as well as impact our ability to raise capital.

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

Our officers, directors, employees and consultants and certain other persons are also subject to insider trading rules prohibiting the use of material nonpublic information to purchase, sell or otherwise trade in our securities or those of other companies. In August 2026, the SEC and the FDA announced a memorandum of understanding to establish a formal framework for interagency information sharing, coordination and protocols for exchange of nonpublic information regarding FDA-regulated products and activities, including results of clinical trial results, status of FDA review, product approvals, facility inspection observations, and other matters within the FDA’s regulatory authority. Such developments may increase the risk that our directors, officers, employees, principal investigators, CROs, CMOs, consultants, or other insiders with access to material nonpublic information related to FDA regulatory matters could become the subject of SEC enforcement actions for insider trading or related violations. Although such persons are required to comply with our Insider Trading Policy, there can be no assurance that these measures will be effective in preventing or detecting all instances of insider trading, misuse of material nonpublic information, or other misconduct.

In addition, we have adopted a code of ethics applicable to all of our employees and have implemented a compliance program, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. In addition, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, regardless of the outcome, our reputation and our business may suffer.

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
The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in price in response to various factors, many of which are beyond our control. These factors include, among others:
•reception and success of BRIUMVI in the U.S. market;
•reception and success of BRIUMVI in any jurisdiction outside of the U.S. in which it is currently approved, or in any other jurisdiction in which it might be approved or launched;
•publicity regarding actual or potential clinical results relating to our product or products under development by our competitors or us;
•delay or failure in initiating, completing or analyzing nonclinical or clinical trials or the unsatisfactory design or results of these trials;
•achievement or rejection of regulatory approvals by us or our competitors;
•any delay in our regulatory review for products and product candidates we may develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including, without limitation, a change to the projected approval date, scheduling of an advisory committee meeting or issuance of a “refusal to file” letter;
•announcements of technological innovations or new commercial products by our competitors or us;
•developments concerning proprietary rights, including patents;
•developments concerning our collaborations;
•announcements of technological innovations by us or our competitors;
•actual or anticipated variations in our operating results due to the level of development expenses and other factors;
•conditions and trends in the pharmaceutical, biotechnology and other industries;
•regulatory developments in the United States and foreign countries;
•litigation or arbitration;
•economic, political and market conditions or other crises and other external factors such as the disruptions in the global economy caused by global health crises and geopolitical conflicts in Russia and Ukraine, Iran and the Middle East, and South America;
•period-to-period fluctuations in our revenues and other results of operations;
•failure to meet our revenue projections or guidance;
•changes in financial estimates by securities analysts;
•our repurchase of shares of our common stock pursuant to our share repurchase program;
•sales of our common stock by us; and
•the occurrences of any of the other risks described in this Quarterly Report on Form 10-Q.
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
In the past, securities class action and shareholder derivative litigation has often been brought against a company following periods of volatility in the market price of its securities. Pharmaceutical companies in particular have experienced significant stock price volatility in recent years. Past lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend, and resolve, and will divert our management’s attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of any suits in which we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle any lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.
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
In September 2025, we announced that we completed our previously authorized $100 million share repurchase program and our Board of Directors authorized a new share repurchase program of up to an additional $100 million of our outstanding shares of common stock. In March 2026, the Company’s Board of Directors authorized an increase to its share repurchase program from $100 million to $300 million. We intend to repurchase shares of our common stock from time to time, as authorized by our Board of Directors, through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions. The timing and the amount of stock repurchases in the share repurchase program will be determined by our management, based on its evaluation of factors including business and market conditions, corporate and regulatory requirements, and other considerations. The share repurchase program does not have a fixed expiration date, may be suspended or discontinued at any time, and does not obligate us to acquire any amount of our common stock. For more information about our share repurchase activities for the year ended December 31, 2025 and the three and nine months ended September 30, 2026, see the sections entitled “Purchases of Equity Securities by the Issuer and Affiliated Purchasers” in Part II, Item 5 of our Annual Report on Form 10-K and "Issuer Purchases of Equity Securities" in Part II, Item 2 of this Quarterly Report on Form 10-Q.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)(2)
July 2026	—	—	—	$200,008,004
(July 1 to July 31, 2026)
August 2026	2,023,452	$49.43	2,023,452	$100,009,534
(August 1 to August 31, 2026)
September 2026	—	—	—	$100,009,534
(September 1 to September 30, 2026)
Total	2,023,452	$49.43	2,023,452	$100,009,534
(1)Transaction fees are excluded.
(2)We repurchased approximately $100 million of the Company’s shares of common stock under the program during the third quarter of fiscal year 2026.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index are included with this report.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2026.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2026.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2026.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2026.
101*
The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
_______________________________________________________________________
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TG THERAPEUTICS, INC.

Date: November 9, 2026	By:	/s/ Sean A. Power
Sean A. Power
Chief Financial Officer
Principal Financial and Accounting Officer